Form 10QSB
period 1996-06-30
FENTURA BANCORP INC
filed 1996-08-14
CIK 919865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996
                                               -------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                 to
                                     ---------------    ---------------

                         Commission file number 0-23550

                             Fentura Bancorp, Inc.
- - --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


              Michigan                                    38-2806518
- - --------------------------------------------------------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

             One Fenton Sq, P.O. Box 725, Fenton,  Michigan  48430
             -----------------------------------------------------
                    (Address of Principal Executive Offices)

                               (810) 629-2263
                         ---------------------------
                         (Issuer's telephone number)

                                    None
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     X   Yes       No
    ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   August 07, 1996
                                                    ---------------

     Class - Common Stock ($5 par value)         Shares Outstanding - 667,514

     Transitional Small Business Disclosure Format (Check one): Yes    ; No X
                                                                   ---     ---

                             Fentura Bancorp, Inc.
                              Index to Form 10-QSB



                                                                         Page
                                                                         ----
Part I - Financial Information

     Item 1 - Consolidated Financial Statements                            3

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9

Part II - Other Information

     Item 1 - 6  Miscellaneous Information                                14

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements


   Fentura Bancorp, Inc. and Subsidiaries
   Consolidated Balance Sheets (Unaudited)

- - -----------------------------------------------------------------------------
                                                 JUNE 30,  DEC 31,   JUNE 30,
(000's omitted Except Per Share Data)             1996      1995      1995
- - -----------------------------------------------------------------------------
ASSETS
  Cash and due from banks                       $ 11,122    11,545    10,406
  Federal funds sold                               6,000     6,300     3,850
                                                ----------------------------
    Total Cash & Cash Equivalents                 17,122    17,845    14,256

  Interest bearing deposits with banks                95       190       385

  Investment securities-held to maturity,
    at cost (market value of $8,060, and
    $27,464 at June 30, 1996 and 1995,
    respectively)                                  8,103     9,399    27,389
  Investment securities-avail for sale,
    at market                                     39,194    36,431    22,658
                                                ----------------------------
      Total investment securities                 47,297    45,830    50,047

  Loans:
    Commercial                                    74,267    69,961    69,982
    Tax exempt development loans                   1,041     1,130     1,028
    Real estate loans - mortgage                  15,164    15,820    14,008
    Real estate loans - construction              19,286    21,666    16,166
    Consumer loans                                60,298    58,959    57,143
                                                ----------------------------
  Total loans                                    170,056   167,536   158,327
  Less: Reserve for loan losses                   (2,810)   (2,618)   (2,425)
                                                ----------------------------
  Net loans                                      167,246   164,918   155,902

  Loans held for sale                                881       925         0

  Bank premises and equipment                      4,706     3,887     4,066
  Earned interest receivable                       1,816     1,677     1,608
  Other assets                                     2,997     3,287     3,353
                                                ----------------------------
     Total assets                               $242,160   238,559   229,617
                                                ============================

LIABILITIES

  Deposits:
    Non-interest bearing deposits               $ 27,530    27,411    27,207
    Interest bearing deposits                    186,587   184,074   172,275
                                                ----------------------------
      Total deposits                             214,117   211,485   199,482

  Federal Funds Purchased                              0         0         0
  Other short term borrowings                      2,695     2,631     7,500
  Accrued taxes, interest and
    other liabilities                              2,849     2,563     2,184
                                                ----------------------------
      Total liabilities                          219,661   216,679   209,166
                                                ----------------------------
SHAREHOLDERS' EQUITY

  Common stock - $5 par value
   667,514 shares issued (667,079 in Dec.,         3,337     3,335     2,901
   1995 and 580,269 in June, 1995)
  Surplus                                         15,925    15,910    13,132
  Retained Earnings                                3,816     2,690     4,822
  Unrealized loss on sec avail for sale             (579)      (55)     (404)
                                                ----------------------------
    Total shareholder's equity                    22,499    21,880    20,451
                                                ----------------------------
      Total liabilities and
      shareholder's equity                      $242,160   238,559   229,617
                                                ============================

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                       Three Months Ended    Six Months Ended
                                            June 30,            June 30,
- - -----------------------------------------------------------------------------
(000's omitted,
Except Per Share Data)                    1996     1995       1996     1995
- - -----------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans           $ 4,283     3,919    $ 8,512    7,462
  Interest and dividends on
   investment securities:
    Taxable                                561       647      1,087    1,306
    Tax-exempt                             121       115        254      238
  Int on deposits with banks                 4         9          8       17
  Interest on federal funds sold            81        15        186       23
                                       -----------------    ----------------
     Total interest income               5,050     4,705     10,047    9,046

  INTEREST EXPENSE
    Deposits                             2,049     1,850      4,113    3,590
    Short-term borrowings                   37       131         92      197
                                       -----------------    ----------------
     Total interest expense              2,086     1,981      4,205    3,787

  NET INTEREST INCOME                    2,964     2,724      5,842    5,259
  Provision for loan losses                150       160        330      240
                                       -----------------    ----------------
    Net interest income after
     provision for loan losses           2,814     2,564      5,512    5,019

  NON-INTEREST INCOME
    Service chrgs on dep accts             339       332        668      640
    Fiduciary income                        82        70        153      132
    Other operating income                 478       433        917      825
    Investment gains (losses)               (2)       (5)       (67)     (35)
                                       -----------------    ----------------
      Total non-interest income            897       830       1,671   1,562

  NON-INTEREST EXPENSE
    Salaries and benefits                1,124     1,088      2,217    2,150
    Occupancy of bank premises             157       149        308      290
    Equipment expense                      330       275        632      550
    Other operating expenses               937       906      1,744    1,777
                                       -----------------    ----------------
     Total non-interest expense          2,548     2,418      4,901    4,767

  NET INCOME BEFORE TAXES                1,163       976      2,282    1,814
  Applicable income taxes                  329       292        668      542
                                       -----------------    ----------------
  NET INCOME                           $   834       684    $ 1,614    1,272
                                       =================    ================
  Per share: (667,514 shares)
  Net income ..................        $  1.25      1.02    $  2.42     1.91
  Dividends ...................        $  0.36      0.33    $  0.72     0.66

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                               Six Months Ended
                                                                    June 30,
- - --------------------------------------------------------------------------------
(000's omitted,
Except Per Share Data)                                         1996       1995
- - --------------------------------------------------------------------------------
OPERATING ACTIVITIES:

 Net income                                                 $  1,614   $  1,272
 Adjustments to reconcile net inc to cash
   Provided by Operating Activities:
   Depreciation and amortization                                 431        374
   Provision for loan losses                                     330        240
   Amortization (accretion) on securities                         76         39
   Mortgages originated for sale                             (10,965)    (8,156)
   Mortgages sold                                             11,009      8,860
   Gain on investment securities                                  67         35
   Decrease (increase) in interest receivable                   (139)       (18)
   Decrease (increase) in other assets                           561        425
   Increase (decrease) in accrued taxes,
    interest, and other liabilities                              286        516
                                                            -------------------
Total Adjustments                                              1,656      2,315
                                                            -------------------
Net Cash Provided By (Used In) Operating Activities            3,270      3,587
                                                            -------------------
Cash Flows From Investing Activities:

 Net decrease in deposits with other banks                        95          1
 Proceeds from maturities of inv activities - HTM              2,230      3,114
 Proceeds from maturities of inv activities - AFS              9,935      9,290
 Purchases of investment securities - HTM                       (995)       (89)
 Purchases of investment securities - AFS                    (13,575)    (7,041)
 Net (increase) in customer loans                             (2,658)   (15,888)
 Capital expenditures                                         (1,250)      (995)
                                                            -------------------
Net Cash Used in Investing Activities                         (6,218)   (11,608)

Cash Flows From Financing Activities:

 Net increase (decrease) in DDA/SAV deposits                  (3,187)    (3,968)
 Net increase (decrease) in Time deposits                      5,819      8,797
 Net increase (decr) in short-term borrowing's                    64      6,000
 Proceeds from stock issuance                                     17          0
 Cash dividends                                                 (488)      (441)
                                                            -------------------
Net Cash Provided By (Used In) Financing Activities            2,225     10,388

NET DECREASE IN CASH AND CASH EQUIVALENTS                      ($723)  $  2,367

CASH AND CASH EQUIVALENTS - BEGINNING                       $ 17,845   $ 11,889
CASH AND CASH EQUIVALENTS - ENDING                          $ 17,122   $ 14,256
                                                            ===================

CASH PAID FOR:
 INTEREST                                                   $  4,176   $  3,801
 INCOME TAXES                                               $    800   $    643

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                            Six Months       Six Months
                                               Ended            Ended
- - ------------------------------------------------------------------------
                                              June 30,         June 30,
(000's omitted)                                1996             1995
- - ------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                $  3,335       $  2,901
    Issuance of 435 shares under
      director stock purchase plan                   2              0
    Stock dividend                                   0              0
                                              --------       --------
  Balance, end of period                         3,337          2,901
                                              --------       --------

SURPLUS
  Balance, beginning of period                  15,910         13,132
    Issuance of 435 shares under
      director stock purchase plan                  15              0
    Stock dividend                                   0              0
                                              --------       --------
  Balance, end of period                        15,925         13,132

RETAINED EARNINGS
  Balance, beginning of period                   2,690          3,991
    Net income                                   1,614          1,272
    Cash dividends declared                       (488)          (441)
                                              --------       --------
  Balance, end of period                         3,816          4,822

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                     (55)        (1,007)
    Change in unrealized gain (loss)
    on securities, net of tax $336                (524)           603
                                              --------       --------
  Balance, end of period                          (579)          (404)
                                              --------       --------
TOTAL SHAREHOLDERS' EQUITY                    $ 22,499       $ 20,451
                                              ========       ========

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form
         - 10QSB and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note 2.  Reclassifications
         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the six months ended June 30, 1996 and 1995. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from a review of the balance sheet, income statement, and supporting schedules alone.


                    SIX MONTHS, 1996 VERSUS SIX MONTHS, 1995

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits). As indicated in the income statement on page 5 interest income for the six months ended June 30, 1996 was $10,047 thousand compared to $9,046 thousand for the same period in 1995. This represents an increase of 11.1%. The primary factors contributing to the interest income increase are substantial growth in the Company's loan portfolio (the largest group of earning assets). Also indicated in the income statement, interest expense for the six months ended June 30, 1996 was $4,205 thousand compared to $3,787 thousand for the same period in 1995. This represents an increase of 11.0%. Increases in the Company's certificate of deposit balances, short term borrowings and interest rates caused the increase in interest expense. Balances increased due to greater market penetration in existing markets, growth in new market areas, and a change in consumer behavior toward certificates as market interest rates increased.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 1996, the ALL was $2,810 thousand, or 1.65% of total loans. This compares with $2,425 thousand, or 1.53%, at June 30, 1995.

The provision for loan losses was $330 thousand for the first six months of 1996 and $240 thousand for the same period in 1995. The primary reason for increasing the provision was to maintain an adequate allowance in light of substantial loan growth from June 30, 1995 to June 30, 1996.


NON-INTEREST INCOME

Non-interest income was $1,671 thousand in the first half of 1996 and $1,562 thousand in the same period of 1995. This figure represents an increase of 7.0% in 1996. Table 1 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $668 thousand in the first half of 1996 and $640 thousand in the same period of 1995. This represents an increase of 4.4%. The increase occurred from the deposit growth the company experienced in its existing and new markets from June 30, 1995 to June 30, 1996.

Gain on the sale of mortgage loans originated by the bank and sold in the secondary market were $71 thousand in the first six months of 1996 and $107 thousand in the same period in 1995. This 33.6% decrease occurred because management restructured interest rates and points on new mortgage loans in order to increase competitiveness.

In the first half of 1996, the Company experienced a loss on security transactions of $67 thousand compared to $35 thousand for the same period in 1995. The losses were associated with the sale of investment securities which the Company sold in order to reinvest in issues with higher interest rates.

Other operating income, which includes income from the sale of checks, safe deposit box rent, mortgage servicing rights income, and other miscellaneous income items, was $509 thousand in the first six months of 1996 compared to $385 thousand in the same period of 1995. This increase of 32.2% is primarily attributable to mortgage servicing rights income. In the first quarter of 1996 the Company implemented procedures to insure compliance with Statement of Financial Accounting Standards (SFAS) No. 122. Accordingly, the Company began recognizing income for the value of mortgage servicing rights (MSR). MSR income for the six months ended June 30, 1996 was $117 thousand.


TABLE 1

                                          SIX Months Ended
Analysis of Non-Interest Income               June 30,
- - ------------------------------------------------------------
(000's omitted)
                                          1996       1995
- - ------------------------------------------------------------
Service Charges on Deposit Accounts     $  668     $  640
Gain on Sale of Mortgages                   71        107
Gain on Security Transactions             (67)       (35)
Gain on Sale of Real Estate Owned          140        139
Mortgage Servicing Fees                    197        194
Fiduciary Income                           153        132
Other Operating Income                     509        385
                                        ------     ------
Total Non-Interest Income               $1,671     $1,562
                                        ======     ======

Non-Interest Expense

Total non-interest expense was $4,901 thousand in the first half of 1996 compared with $4,767 thousand in the same period of 1995. This is an increase of 2.8%.

Salary and benefit costs, Fentura's largest non-interest expense category, were $2,217 thousand in the first six months of 1996, compared with $2,150 thousand for the first six months of 1995. 1996 salary costs represent an increase of 3.1% over 1995. Increased costs are a result of additional staff to more effectively develop and sell product lines to the Company's customers and an increase in incentives and commissions earned by Company employees.

Occupancy expenses associated with the Company's facilities were $308 thousand in the first half of 1996 compared to $290 thousand in the same period of 1995. This represents an increase of 6.2%. The primary reason for the substantial increase is that additional dollars were spent remodeling and equipping facilities and costs associated with opening a new branch in June of 1996.

Equipment expenses increased substantially. During the first six months of 1996 equipment expenses were $632 thousand compared to $550 thousand for the same period in 1995, an increase of 14.9%. Equipment (mostly computer hardware and software) for the new branch and increased costs for maintenance contracts are the primary reasons for the increase in equipment costs.

Loan and collection expense decreased 22.5% in the first six months of 1996 compared to the same period in 1995. A decline in legal expenses associated with collections and dealer reserve fees paid for indirect lending activities account for most of the decrease.

FDIC assessment expense was $1 thousand in the first six months of 1996 compared to $213 thousand in the same period of 1995. The dramatic decrease is attributable to the FDIC's revision of required assessments.

Office supplies expense were $127 thousand in the first half of 1996 compared to $107 thousand in the same period of 1995. This represents and increase of 18.7%. Several large purchases of stationery items and brochures account for the increase.

Other operating expenses were $1,249 thousand in the first half of 1996 compared to $1,064 thousand in the first half of 1995. The largest increase within other operating expenses was a loss of $125 thousand. This loss was a litigation settlement.


TABLE 2

                                                   Six Months Ended
Analysis of Non-Interest Expense                        June 30,
- - -------------------------------------------------------------------
(000's omitted)
                                                    1996       1995
- - -------------------------------------------------------------------
Salaries and  Benefits                             $2,217     $2,150
Equipment                                             632        550
Net Occupancy                                         308        290
FDIC Assessment                                         1        213
Office Supplies                                       127        107
Loan & Collection Expense                             186        240
Advertising                                           181        153
Other Operating Expense                             1,249      1,064
                                                   ------     ------
 Total Non-Interest Expense                        $4,901     $4,767
                                                   ======     ======


LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Asset/Liability management procedures are designed to assure liquidity and reduce interest rate risks. The goal in managing interest rate risk is to maintain a strong and relatively stable net interest margin. It is the responsibility of the Asset/Liability Management Committee (ALCO) to set policy guidelines and to establish short-term and long-term strategies with respect to interest rate exposure and liquidity. ALCO, which is comprised of key members of management, meets regularly to review Fentura's financial performance and soundness, including interest rate risk and liquidity exposure in relation to present and perspective markets, business conditions, and product lines. Accordingly, the committee adopts funding and balance sheet management strategies that are intended to assure earnings, liquidity, and growth rates consistent with policy and prudent business standards.

Along with its solid capital base and strong earnings performance, liquidity maintenance remains a key objective. Fentura's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. Fentura's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first six months of 1996 and 1995.

As indicated in the consolidated balance sheets on page 4, the Company had short term borrowings of $2,695 thousand at June 30, 1996 and $7,500 thousand at June 30, 1995. The $4,805 thousand decrease was a borrowing from the Federal Home Loan Bank. The borrowing was performed because throughout 1994 the Company experienced substantial loan growth. This growth was achieved by an increased Management emphasis on lending activities and strong consumer demand within the Company's local markets. However, deposit growth during this period did not increase commensurately. Accordingly, the Company experienced a shift from excess funds in 1994 to borrowing funds at the end of the second quarter of 1995 in order to fund the loan growth. During 1996 the Company experienced deposit growth adequate to repay this borrowing.

Interest rate risk is managed by controlling and limiting the level of earnings volatility arising from rate movements. Fentura continually performs reviews and analysis of those factors impacting interest rate risk. Factors include maturity and re-pricing frequency of balance sheet components, impact of rate changes on interest margin and prepayment speeds, market value impacts of rate changes, and other issues. Both actual and projected performance are reviewed, analyzed, and compared to policy and objectives to assure present and future financial viability.

As indicated in the statement of cash flows, cash flows from financing activities have increased due to growth in Time deposits. In the first six months of 1996 borrowings increased $64 thousand and Time deposits increased
$5,819 thousand.   In 1995, cash flows from financing activities were
principally growth in Time deposits and increases in short term borrowings which increased $8,797 thousand and $6,000 thousand respectively in the first six months. Cash flows from investing activities were ($6,218) thousand during the first six months of 1996 and ($11,608) thousand in the same period of 1995. The primary reason for the decrease in investing activities was a decline in the growth rate within the Company's loan portfolio.


CAPITAL MANAGEMENT

Total shareholders' equity rose 10.0% to $22,499 thousand at June 30, 1996 compared with $20,451 thousand at June 30, 1995. The Company's equity to asset ratio was 9.3% at June 30, 1996 and 8.9% at June 30, 1995. The increase in the amount of capital was obtained through retained earnings. In the first half of 1996, the Company increased its cash dividends by 9.1% to $.72 per share compared with $.66 in the first half of 1995.

As indicated on the balance sheet on page 4, at June 30, 1996 the Company had an unrealized loss on securities available for sale (AFS) of $579 thousand compared to an unrealized loss at June 30, 1995 of $404 thousand. This increase in unrealized loss is attributable to market interest rates and the interest rate structures on those securities held in the Company's AFS portfolio.


                SECOND QUARTER, 1996 VERSUS SECOND QUARTER, 1995

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits). As indicated in the income statement on page 5 interest income for the three months ended June 30, 1996 was $5,050 thousand compared to $4,705 thousand for the same period in 1995. This represents an increase of 7.3%. The primary factors contributing to the interest income increase are substantial growth in the Company's loan portfolio (the largest group of earning assets). Also indicated in the income statement, interest expense for the three months ended June 30, 1996 was $2,086 thousand compared to $1,981 thousand for the same period in 1995. This represents an increase of 5.3%. Increases in the Company's certificate of deposit balances and interest rates caused the increase in interest expense. Balances increased due to greater market penetration in existing markets, growth in new market areas, and a change in consumer behavior toward certificates as market interest rates increased.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $150 thousand for the three months ended June 30, 1996 and $160 thousand for the same period in 1995.

NON-INTEREST INCOME

Non-interest income was $897 thousand in the second quarter of 1996 and $830 thousand in the same period of 1995. This figure represents an increase of 8.1% in 1996. Table 3 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant increase in non-interest income was other operating income. This income was $232 thousand in the second quarter 1996 and $165
thousand in the same period of 1995.    The increase is primarily attributable
to mortgage servicing rights income. In the second quarter of 1996 income from mortgage servicing rights was $59 thousand and $0 in the second quarter of 1995.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $339 thousand in the second quarter of 1996 and $332 thousand in the same period of 1995. This represents an increase of 2.1%. The increase occurred from the deposit growth the company experienced in its existing and new markets throughout the last year.

Gain on the sale of mortgage loans originated by the bank and sold in the secondary market were $7 thousand in the three months ended June 30, 1996 and $52 thousand in the same period in 1995. This 86.5% decrease occurred because management restructured interest rates and points on new mortgage loans in order to increase competitiveness.

In the second quarter of 1996, the Company experienced a loss on security transactions of $2 thousand compared to a $5 thousand loss for the same period in 1995. The losses were associated with the sale of investment securities which the Company sold in order to reinvest in issues with higher interest rates.

TABLE 3

                                              Three Months Ended
Analysis of Non-Interest Income                     June 30,
- - ----------------------------------------------------------------
(000's omitted)
                                                1996       1995
- - ----------------------------------------------------------------
Service Charges on Deposit Accounts             $339       $332
Gain on Sale of Mortgages                          7         52
Gain on Security Transactions                     (2)        (5)
Gain on Sale of Real Estate Owned                140        119
Mortgage Servicing Fees                           99         97
Fiduciary Income                                  82         70
Other Operating Income                           232        165
                                                ----       ----
 Total Non-Interest Income                      $897       $830
                                                ====       ====


Non-Interest Expense

Total non-interest expense was $2,548 thousand in the second quarter of 1996 compared with $2,418 thousand in the same period of 1995. This is an increase of 5.4%.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,124 thousand in the quarter ended June 30, 1996, compared with $1,088 thousand for the same period in 1995. 1996 salary costs represent an increase of 3.3% over 1995. Increased costs are a result of additional staff to more effectively develop and sell product lines to the Company's customers and an increase in incentives and commissions earned by Company employees.

Occupancy expenses associated with the Company's facilities were $157 thousand in the second quarter of 1996 compared to $149 thousand in the same period of 1995. This represents an increase of 5.4%. The primary reason for the increase is that additional dollars were spent upgrading existing facilities.

During the second quarter of 1996 equipment expenses were $330 thousand compared to $275 thousand for the same period in 1995, an increase of 20.0%. Equipment (mostly computer hardware and software) for the new branch and increased costs for maintenance contracts are the primary reasons for the increase in equipment expense costs.

Other operating expenses were $676 thousand in the second quarter of 1996 compared to $551 thousand in the second quarter of 1995. The largest increase within other operating expenses was a loss of $125 thousand. This loss was a litigation settlement.


TABLE 4

                                         Three Months Ended
Analysis of Non-Interest Expense               June 30,
- - ----------------------------------------------------------
(000's omitted)
                                         1996       1995
- - ----------------------------------------------------------
Salaries and  Benefits                  $1,124     $1,088
Equipment                                  330        275
Net Occupancy                              157        149
FDIC Assessment                              0        106
Office Supplies                             69         60
Loan & Collection Expense                   95        114
Advertising                                 97         75
Other Operating Expense                    676        551
                                        ------     ------
 Total Non-Interest Expense             $2,548     $2,418
                                        ======     ======

                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits
     The exhibits listed on the "Exhibit Index" on page 15 of this report are incorporated herein by reference.

b.   Report on Form 8-k
     No reports on Form 8-k were filed for the quarter ended June 30, 1996.

c.   Exhibit 27
     Financial Data Schedule

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Fentura Bancorp, Inc.



Date  August 8, 1996                        By /s/ Richard A. Bagnall
      --------------                           -------------------------------
                                               Richard A. Bagnall
                                               Executive Vice President


Date  August 8, 1996                        By /s/ Ronald L. Justice
      --------------                           -------------------------------
                                               Ronald L. Justice
                                               Vice President & Chief Financial
                                               Officer

                             FENTURA BANCORP, INC.
                      1996 Quarterly Report on Form 10-QSB
                                 EXHIBIT INDEX

Exhibit
  No.                               Exhibit                                        Location
- - -----                               -------                                        ---------
10.1     Equipment Sale Agreement between The State Bank and ITI, Inc.
         dated December 23, 1994                                                      ***

10.2     Master Equipment Lease Agreement between The State Bank and
         MFP Technology Services Inc. dated December 23, 1994                         ***

10.3     Software License Agreement between The State Bank and ITI, Inc.
         dated October 29, 1994                                                       ***

10.4     Lease of Site for Automated Teller Machines between The State
         Bank and Bryce Felch dated November 6, 1986                                  *

10.5     Lease of Site for Automated Teller Machines between The State
         Bank and VG's Food Center, Inc. dated January 1, 1992                        *

10.6     Lease of Holly Branch Bank Site between The State Bank and Inter
         Lakes Associates dated March 26, 1991                                        *

10.7     Lease of Davison Branch Bank Site between The State Bank and VG's
         Food Center, Inc. dated April 27, 1993                                       *

10.8     Severance Compensation Agreement between the registrant and
         Robert L. Cole dated January 17, 1991                                        *

10.9     Severance Compensation Agreement between the registrant and
         Richard A. Bagnall dated January 17, 1991                                    *

10.10    Lease of Clarkston Branch Site between The State Bank and Waldon
         Properties, Inc. dated January 24, 1994                                      **

10.11    Lease of Site for Automated Teller Machines between The State
         Bank and Russell and Joy Manser dated December 1, 1994                       **

10.12    License and Service Agreement between The State Bank and
         Unisys Corporation dated October 29, 1994                                    ***

10.13    Lease of Fenton Owen Road Branch Site between The State Bank and
         VG'S Food Centers dated March 26, 1996                                       ****

27       Financial Data Schedule

*        Incorporated by reference to form 10-SB registration number 0-23550
**       Incorporated by reference to form 10-K filed March 29, 1995
***      Incorporated by reference to form 10-QSB filed May 12, 1995
****     Incorporated by reference to form 10-QSB filed May 2, 1996