Form 10-Q
period 1996-09-30
FENTURA BANCORP INC
filed 1996-11-12
CIK 919865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                 to
                                    ---------------    ---------------

                         Commission file number 0-23550
                                                -------

                             FENTURA BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        Michigan                                            38-2806518
-------------------------                      ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

             One Fenton Sq, P.O. Box 725, Fenton,  Michigan  48430
             -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (810) 629-2263
                          ---------------------------
                          (Issuer's telephone number)

                                    None
 -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     X   Yes          No
    ---          ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   November 07, 1996

Class - Common Stock ($5 par value)                Shares Outstanding - 668,817

Transitional Small Business Disclosure Format (Check one):  Yes       ; No   X
                                                                -----      -----

                            Fentura Bancorp, Inc.
                            Index to Form 10-QSB
                                                                        Page
                                                                        -----
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

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

     Fentura Bancorp, Inc. and Subsidiaries
     Consolidated Balance Sheets (Unaudited)

                                            SEPT 30,   DEC 31,   SEPT 30,
(000's omitted Except Per Share Data)           1996      1995      1995
--------------------------------------------------------------------------
ASSETS
  Cash and due from banks                   $  9,556    11,545     9,458
  Federal funds sold                           1,950     6,300         0
                                            --------   -------   -------
    Total Cash & Cash Equivalents             11,506    17,845     9,458
  Interest bearing deposits with banks            95       190       385
  Investment securities-held to maturity,
   at cost (market value of $6,800, and
   $26,364 at September 30, 1996 and
   1995, respectively)                         6,793     9,399    26,269
  Investment securities-avail for sale,
   at market                                  43,258    36,431    23,197
                                            --------   -------   -------
    Total investment securities               50,051    45,830    49,466
  Loans:
   Commercial                                 75,375    69,961    73,714
   Tax exempt development loans                  949     1,130       821
   Real estate loans - mortgage               14,707    15,820    14,746
   Real estate loans - construction           22,600    21,666    17,479
   Consumer loans                             62,323    58,959    59,441
                                            --------   -------   -------
  Total loans                                175,954   167,536   166,201
  Less: Reserve for loan losses               (2,757)   (2,618)   (2,507)
                                            --------   -------   -------
  Net loans                                  173,197   164,918   163,694
  Loans held for sale                            909       925        56
  Bank premises and equipment                  4,955     3,887     4,005
  Earned interest receivable                   1,791     1,677     1,651
  Other assets                                 4,091     3,287     2,317
                                            --------   -------   -------
    Total assets                            $246,595   238,559   231,032
                                            ========   =======   =======
LIABILITIES

  Deposits:
   Non-interest bearing deposits            $ 27,996    27,411    29,953
   Interest bearing deposits                 189,510   184,074   172,639
                                            --------   -------   -------
    Total deposits                           217,506   211,485   202,592
  Federal Funds Purchased                          0         0     1,450
  Other short term borrowings                  2,695     2,631     3,500
  Accrued taxes, interest and
   other liabilities                           3,166     2,563     2,316
                                            --------   -------   -------
    Total liabilities                        223,367   216,679   209,858
                                            --------   -------   -------
SHAREHOLDERS' EQUITY
  Common stock - $5 par value
   668,817 shares issued (667,079 in Dec.,     3,344     3,335     2,901
   1995 and 580,269 in September, 1995)
  Surplus                                     15,968    15,910    13,132
  Retained Earnings                            4,375     2,690     5,496
  Unrealized loss on sec avail for sale         (459)      (55)     (355)
                                            --------   -------   -------
    Total shareholders' equity                23,228    21,880    21,174
                                            --------   -------   -------
     Total liabilities and
     shareholders' equity                   $246,595   238,559   231,032
                                            ========   =======   =======

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                               THREE MONTHS ENDED  NINE MONTHS ENDED
                                  SEPTEMBER 30,      SEPTEMBER 30,
------------------------------------------------------------------------
(000'S omitted,
Except Per Share Data)             1996   1995     1996     1995
------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans      $4,378  4,152  $12,890   11,614
  Interest and dividends on
   investment securities:
    Taxable                          627    602    1,714    1,908
    Tax-exempt                        91     94      345      332
  Int on deposits with banks           2      8       10       25
  Interest on federal funds sold     100     43      286       66
                                  ------  -----  -------   ------
    Total interest income          5,198  4,899   15,245   13,945
INTEREST EXPENSE
  Deposits                         2,125  1,945    6,238    5,535
  Short-term borrowings               45    101      137      298
                                  ------  -----  -------   ------
    Total interest expense         2,170  2,046    6,375    5,833
NET INTEREST INCOME                3,028  2,853    8,870    8,112
Provision for loan losses            117    105      447      345
                                  ------  -----  -------   ------
  Net interest income after
   provision for loan losses       2,911  2,748    8,423    7,767
NON-INTEREST INCOME
  Service chrgs on dep accts         377    339    1,045      979
  Fiduciary income                    98     68      251      200
  Other operating income             366    350    1,283    1,175
  Investment gains (losses)            0      0      (67)     (35)
                                  ------  -----  -------   ------
    Total non-interest income        841    757    2,512    2,319
NON-INTEREST EXPENSE
  Salaries and benefits            1,198  1,047    3,415    3,197
  Occupancy of bank premises         174    144      482      435
  Equipment expense                  330    252      962      802
  Other operating expenses           932    754    2,676    2,530
                                  ------  -----  -------   ------
    Total non-interest expense     2,634  2,197    7,535    6,964
NET INCOME BEFORE TAXES            1,118  1,308    3,400    3,122
Applicable income taxes              319    413      987      955
                                  ------  -----  -------   ------
NET INCOME                        $  799    895  $ 2,413    2,167
                                  ======  =====  =======   ======
Per share: (668,817 shares)
Net income ..................     $ 1.19   1.34  $  3.61     3.24
Dividends ...................     $ 0.36   0.33  $  1.09     0.99

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
--------------------------------------------------------------------------
(000's omitted,
Except Per Share Data)                                   1996       1995
--------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                           $  2,413   $  2,167
Adjustments to reconcile net inc to cash
  Provided by Operating Activities:
   Depreciation and amortization                          666        531
   Provision for loan losses                              447        345
   Amortization (accretion) on securities                 106         70
   Mortgages originated for sale                      (16,087)   (13,481)
   Mortgages sold                                      16,103     14,129
   Gain on investment securities                           67         35
   Decrease (increase) in interest receivable            (114)       (61)
   Decrease (increase) in other assets                   (594)     1,436
   Increase (decrease) in accrued taxes,
    interest, and other liabilities                       603        648
                                                     --------   --------
Total Adjustments                                       1,197      3,652
                                                     --------   --------
Net Cash Provided By (Used In) Operating Activities     3,610      5,819
                                                     --------   --------
Cash Flows From Investing Activities:
  Net decrease in deposits with other banks                95          1
  Proceeds from maturities of inv activities - HTM      3,835      8,179
  Proceeds from maturities of inv activities - AFS     10,005     10,834
  Purchases of investment securities - HTM             (1,295)    (4,049)
  Purchases of investment securities - AFS            (17,552)    (9,066)
  Net (increase) in customer loans                     (8,726)   (23,785)
  Capital expenditures                                 (1,734)    (1,091)
                                                     --------   --------
Net Cash Used in Investing Activities                 (15,372)   (18,977)
Cash Flows From Financing Activities:
  Net increase (decrease) in DDA/SAV deposits            (990)    (2,585)
  Net increase (decrease) in Time deposits              7,011     10,524
  Net increase (decr) in short-term borrowing's            64      3,450
  Proceeds from stock issuance                             67          0
  Cash dividends                                         (729)      (662)
                                                     --------   --------
Net Cash Provided By (Used In) Financing Activities     5,423     10,727
NET DECREASE IN CASH AND CASH EQUIVALENTS             ($6,339)   ($2,431)
CASH AND CASH EQUIVALENTS - BEGINNING                $ 17,845   $ 11,889
CASH AND CASH EQUIVALENTS - ENDING                   $ 11,506   $  9,458
                                                     ========   ========
CASH PAID FOR:
  INTEREST                                           $  6,224   $  5,801
  INCOME TAXES                                       $  1,252   $    976

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                   NINE MONTHS   NINE MONTHS
                                       ENDED        ENDED
                                     Sept. 30,     Sept. 30,
(000's omitted)                         1996         1995
---------------                       --------    --------
COMMON STOCK
  Balance, beginning of period         $ 3,335    $ 2,901
   Issuance of shares under
    director stock purchase plan             9          0
    and dividend reinvestment prog
   Stock dividend                            0          0
                                      --------   --------
  Balance, end of period                 3,344      2,901
SURPLUS
  Balance, beginning of period          15,910     13,132
   Issuance of shares under
    director stock purchase plan
    and dividend reinvestment prog          58          0
   Stock dividend                            0          0
                                      --------   --------
  Balance, end of period                15,968     13,132
RETAINED EARNINGS
  Balance, beginning of period           2,690      3,991
   Net income                            2,413      2,167
   Cash dividends declared                (728)      (662)
                                      --------   --------
  Balance, end of period                 4,375      5,496
UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period             (55)    (1,007)
   Change in unrealized gain (loss)
   on securities, net of tax $208         (404)       652
                                      --------   --------
  Balance, end of period                  (459)      (355)
                                      --------   --------
TOTAL SHAREHOLDERS' EQUITY             $23,228    $21,174
                                      ========   ========

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form-10QSB and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note 2.  Reclassifications
         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the nine months ended September 30, 1996 and 1995. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from a review of the balance sheet, income statement, and supporting schedules alone.

                   NINE MONTHS, 1996 VERSUS NINE MONTHS, 1995

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits). As indicated in the income statement on page 5 interest income for the nine months ended September 30, 1996 was $15,245 thousand compared to $13,945 thousand for the same period in 1995. This represents an increase of 9.3%. The primary factors contributing to the interest income increase are substantial growth in the Company's loan portfolio (the largest group of earning assets). Also indicated in the income statement, interest expense for the nine months ended September 30, 1996 was $6,375 thousand compared to $5,833 thousand for the same period in 1995. This represents an increase of 9.3%. Increases in the Company's certificate of deposit balances, short term borrowings and interest rates caused the increase in interest expense.
Balances increased due to greater market penetration in existing markets, growth in new market areas, and a change in consumer behavior toward certificates as market interest rates increased.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 1996, the ALL was $2,757 thousand, or 1.57% of total loans. This compares with $2,507 thousand, or 1.51%, at September 30, 1995.

The provision for loan losses was $447 thousand for the first nine months of 1996 and $345 thousand for the same period in 1995. The primary reason for increasing the provision was to maintain an adequate allowance in light of substantial loan growth from September 30, 1995 to September 30, 1996.

NON-INTEREST INCOME

Non-interest income was $2,512 thousand in the first three quarters of 1996 and $2,319 thousand in the same period of 1995. This figure represents an increase of 8.3% in 1996. Table 1 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,045 thousand in the first nine months of 1996 and $979 thousand in the same period of 1995. This represents an increase of 6.7%. The increase occurred from the deposit growth the company experienced in its existing and new markets from September 30, 1995 to September 30, 1996.

Gain on the sale of mortgage loans originated by the bank and sold in the secondary market were $81 thousand in the first nine months of 1996 and $170 thousand in the same period in 1995. This 52.4% decrease occurred because management restructured interest rates and points on new mortgage loans in order to increase competitiveness.

In the first three quarters of 1996, the Company experienced a loss on security transactions of $67 thousand compared to $35 thousand for the same period in 1995. The losses were associated with the sale of investment securities which the Company sold in order to reinvest in issues with higher interest rates.

Other operating income, which includes income from the sale of checks, safe deposit box rent, and other miscellaneous income items, was $607 thousand in the first nine months of 1996 compared to $557 thousand in the same period of 1995. This increase of 9.0% is primarily attributable to an increase in merchant service fees. These fees increased due to growth in the number of accounts and account activity.

Fiduciary income was $251 thousand for the nine months ended September 30, 1996 and $200 thousand for the same period in 1995. This represents an increase of 25.5%. Fiduciary income increased in 1996 due to growth in the amount of assets under management.

In the first quarter of 1996 the Company implemented procedures to insure compliance with Statement of Financial Accounting Standards (SFAS) No. 122. Accordingly, the Company began recognizing income for the value of mortgage servicing rights (MSR). MSR income for the nine months ended September 30, 1996 was $158 thousand.


TABLE 1

                                       Nine Months Ended
Analysis of Non-Interest Income          September 30,
-------------------------------------------------------------
(000's omitted)
                                         1996       1995
                                     --------   --------
Service Charges on Deposit Accounts    $1,045     $  979
Gain on Sale of Mortgages                  81        170
Gain on Security Transactions             (67)       (35)
Gain on Sale of Real Estate Owned         145        156
Mortgage Servicing Fees                   292        292
Fiduciary Income                          251        200
Mortgage Servicing Rights                 158          0
Other Operating Income                    607        557
                                     --------   --------
Total Non-Interest Income              $2,512     $2,319
                                     ========   ========

Non-Interest Expense

Total non-interest expense was $7,535 thousand in the first three quarters of 1996 compared with $6,964 thousand in the same period of 1995. This is an increase of 8.2%.

Salary and benefit costs, Fentura's largest non-interest expense category, were $3,415 thousand in the first nine months of 1996, compared with $3,197 thousand for the first nine months of 1995. 1996 salary costs represent an increase of 6.8% over 1995. Increased costs are a result of additional employees to more effectively develop and sell product lines to the Company's customers and to staff a new location and an increase in incentives and commissions earned by Company employees.

Occupancy expenses associated with the Company's facilities were $482 thousand in the first three quarters of 1996 compared to $434 thousand in the same period of 1995. This represents an increase of 11.1%. The primary reason for the substantial increase is that additional dollars were spent remodeling and equipping facilities and costs associated with opening a new branch in June of 1996.

Equipment expenses increased substantially. During the first nine months of 1996 equipment expenses were $962 thousand compared to $802 thousand for the same period in 1995, an increase of 20.0%. Equipment (mostly computer hardware and software) for the new branch and increased costs for maintenance contracts are the primary reasons for the increase in equipment costs.

Loan and collection expense decreased 16.5% in the first nine months of 1996 compared to the same period in 1995. A decline in legal expenses associated with collections and dealer reserve fees paid for indirect lending activities account for most of the decrease.

FDIC assessment expense was $1 thousand in the first nine months of 1996 compared to $222 thousand in the same period of 1995. The dramatic decrease is attributable to the FDIC's revision of required assessments.

Office supplies expense were $194 thousand in the first three quarters of 1996 compared to $171 thousand in the same period of 1995. This represents an increase of 13.5%. Several large purchases of stationery items and brochures account for the increase.

Advertising expenses for the first nine months on 1996 were $272 thousand compared to $211 thousand in the same period of 1995. This represents an increase of 28.9%. Increased media advertising, promotions and sponsorship to market the Company account for the increase.

Other operating expenses were $1,926 thousand in the first three quarters of 1996 compared to $1,588 thousand in the first three quarters of 1995. The largest increase within other operating expenses was a loss of $125 thousand. This loss was a litigation settlement.

TABLE 2

                                    Nine Months Ended
Analysis of Non-Interest Expense      September 30,
-----------------------------------------------------
(000's omitted)
                                   1996       1995
                                 --------   --------
Salaries and  Benefits           $3,415     $3,197
Equipment                           962        802
Net Occupancy                       482        434
FDIC Assessment                       1        222
Office Supplies                     194        171
Loan & Collection Expense           283        339
Advertising                         272        211
Other Operating Expense           1,926      1,588
                              ---------  ---------
  Total Non-Interest Expense     $7,535     $6,964
                              =========  =========

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

Along with its solid capital base and strong earnings performance, liquidity maintenance remains a key objective. Fentura's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. Fentura's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first nine months of 1996 and 1995.

As indicated in the consolidated balance sheets on page 4, the Company had short term borrowings of $2,695 thousand at September 30, 1996 and $4,950 thousand at September 30, 1995. The $2,255 thousand decrease was due to a decline in amounts borrowed from the Federal Home Loan Bank and federal funds purchased. The borrowing was performed because throughout 1994 the Company experienced substantial loan growth. This growth was achieved by an increased Management emphasis on lending activities and strong consumer demand within the Company's local markets. However, deposit growth during this period did not increase commensurately. Accordingly, the Company experienced a shift from excess funds in 1994 to borrowing funds at the end of the third quarter of 1995 in order to fund the loan growth. During 1996 the Company experienced deposit growth adequate to repay both the FHLB borrowing and the federal funds purchased.

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

As indicated in the statement of cash flows, cash flows from financing
activities have increased.   In the first nine months of 1996 borrowings
increased $64 thousand and Time deposits increased $7,011 thousand.   In 1995,
cash flows from financing activities were principally growth in Time deposits and increases in short term borrowings which increased $10,524 and $3,450 thousand respectively in the first nine months. Cash flows from investing activities were ($15,372) thousand during the first nine months of 1996 and ($18,977) thousand in the same period of 1995. The primary reason for the decrease in investing activities was a decline in the growth rate within the Company's loan portfolio.


CAPITAL MANAGEMENT

Total shareholders' equity rose 9.7% to $23,228 thousand at September 30, 1996 compared with $21,174 thousand at September 30, 1995. The Company's equity to asset ratio was 9.4% at September 30, 1996 and 9.2% at September 30, 1995. The increase in the amount of capital was obtained through retained earnings. In the first three quarters of 1996, the Company increased its cash dividends by 10.1% to $1.09 per share compared with $.99 in the first three quarters of 1995.

As indicated on the balance sheet on page 4, at September 30, 1996 the Company had an unrealized loss (net of the tax impact) on securities available for sale
(AFS) of $459 thousand compared to an unrealized loss at September 30, 1995 of $355 thousand. This increase in unrealized loss is attributable to market interest rates and the interest rate structures on those securities held in the Company's AFS portfolio.

                 THIRD QUARTER, 1996 VERSUS THIRD QUARTER, 1995

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits). As indicated in the income statement on page 5 interest income for the three months ended September 30, 1996 was $5,198 thousand compared to $4,899 thousand for the same period in 1995. This represents an increase of 6.1%. The primary factors contributing to the interest income increase are substantial growth in the Company's loan portfolio (the largest group of earning assets). Also indicated in the income statement, interest expense for the three months ended September 30, 1996 was $2,170 thousand compared to $2,046 thousand for the same period in 1995. This represents an increase of 6.1%. Increases in the Company's certificate of deposit balances and interest rates caused the increase in interest expense. Balances increased due to greater market penetration in existing markets, growth in new market areas, and a change in consumer behavior toward certificates as market interest rates increased.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $117 thousand for the three months ended September 30, 1996 and $105 thousand for the same period in 1995.

NON-INTEREST INCOME

Non-interest income was $841 thousand in the third quarter of 1996 and $757 thousand in the same period of 1995. This figure represents an increase of 11.1% in 1996. Table 3 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $377 thousand in the third quarter of 1996 and $339 thousand in the same period of 1995. This represents an increase of 11.2%. The increase occurred from the deposit growth the company experienced in its existing and new markets throughout the last year.

Fiduciary income was $98 thousand in the third quarter of 1996 compared to $68 thousand in the third quarter of 1995. This represents an increase of 44.1%. This dramatic increase is due to strong growth in assets under management throughout the year and within the third quarter of 1996.

Gain on the sale of mortgage loans originated by the bank and sold in the secondary market were $10 thousand in the three months ended September 30, 1996 and $63 thousand in the same period in 1995. This 84.1% decrease occurred because management restructured interest rates and points on new mortgage loans in order to increase competitiveness.

In the first quarter of 1996 the Company implemented procedures to insure compliance with Statement of Financial Accounting Standards (SFAS) No. 122. Accordingly, the Company began recognizing income for the value of mortgage servicing rights (MSR). In the third quarter of 1996 MSR income was $40 thousand.

Other operating income, which includes income from the sale of checks, safe deposit box rent, and other miscellaneous income items, was $216 thousand in the third quarter of 1996 compared to $172 thousand in the same period of 1995. This increase of 25.6% is primarily attributable to an increase in merchant service fees. These fees increased due to growth in the number of accounts and account activity.

TABLE 3

                                       Three Months Ended
Analysis of Non-Interest Income           September 30,
----------------------------------------------------------
(000's omitted)
                                         1996       1995
                                       --------   --------
Service Charges on Deposit Accounts      $ 377      $ 339
Gain on Sale of Mortgages                   10         63
Gain on Security Transactions                0          0
Gain on Sale of Real Estate Owned            5         17
Mortgage Servicing Fees                     95         98
Fiduciary Income                            98         68
Mortgage Servicing Rights                   40          0
Other Operating Income                     216        172
                                     ---------  ---------
  Total Non-Interest Income              $ 841      $ 757
                                     =========  =========

Non-Interest Expense

Total non-interest expense was $2,634 thousand in the third quarter of 1996 compared with $2,197 thousand in the same period of 1995. This is an increase of 19.9%.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,198 thousand in the quarter ended September 30, 1996, compared with $1,047 thousand for the same period in 1995. 1996 salary costs represent an increase of 14.4% over 1995. Increased costs are a result of additional staff to more effectively develop and sell product lines to the Company's customers and an increase in incentives and commissions earned by Company employees.

Occupancy expenses associated with the Company's facilities were $174 thousand in the third quarter of 1996 compared to $144 thousand in the same period of 1995. This represents an increase of 20.8%. Expenses associated with upgrading existing facilities account for the increase.

During the third quarter of 1996 equipment expenses were $330 thousand compared to $252 thousand for the same period in 1995, an increase of 31.0%. Equipment (hardware and software) for the new branch and increased costs for maintenance contracts account for the increase.

Other operating expenses were $677 thousand in the third quarter of 1996 compared to $524 thousand in the third quarter of 1995. The largest increase within other operating expenses were fees paid to outside consultants to search for a new President & CEO.

Advertising expenses for the three months ended September 30, 1996 were $91 thousand compared to $58 thousand in the same period on 1995. This represents an increase of 56.9%. Increased media advertising, promotions and sponsorship to market the Company account for the increase.

TABLE 4

                                 Three Months Ended
Analysis of Non-Interest Expense    September 30,
---------------------------------------------------
(000's omitted)
                                  1996       1995
                                --------   --------
Salaries and  Benefits           $1,198     $1,047
Equipment                           330        252
Net Occupancy                       174        144
FDIC Assessment                       0          9
Office Supplies                      67         64
Loan & Collection Expense            97         99
Advertising                          91         58
Other Operating Expense             677        524
                              ---------  ---------
Total Non-Interest Expense       $2,634     $2,197
                              =========  =========

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits
    The exhibits listed on the "Exhibit Index" on page 15 of this report are incorporated herein by reference.

b.  Report on Form 8-k
    No reports on Form 8-k were filed for the quarter ended September 30, 1996.

c.  Exhibit 27
    Financial Data Schedule

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FENTURA BANCORP, INC.



Date  November 12, 1996              By  /s/ Richard A. Bagnall
     ----------------------              -----------------------------------
                                         Richard A. Bagnall
                                         Executive Vice President


Date  November 12, 1996              By  /s/ Ronald L. Justice
     ----------------------              -----------------------------------
                                         Ronald L. Justice
                                         Vice President & Chief Financial
                                           Officer

                             FENTURA BANCORP, INC.
                      1996 Quarterly Report on Form 10-QSB
                                 EXHIBIT INDEX


Exhibit
  No.                                Exhibit                                    Locaction
10.1     Equipment Sale Agreement between The State Bank and ITI, Inc.
         dated December 23, 1994                                                   ***

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

10.5     Lease of Site for Automated Teller Machines between The State
         Bank and VG's Food Center, Inc. dated January 1, 1992                      *

10.6     Lease of Holly Branch Bank Site between The State Bank and Inter
         Lakes Associates dated March 26, 1991                                      *

10.7     Lease of Davison Branch Bank Site between The State Bank and VG's
         Food Center, Inc. dated April 27, 1993                                     *

10.8     Severance Compensation Agreement between the registrant and
         Robert L. Cole dated January 17, 1991                                      *

10.9     Severance Compensation Agreement between the registrant and                *
         Richard A. Bagnall dated January 17, 1991

10.10    Lease of Clarkston Branch Site between The State Bank and Waldon
         Properties, Inc. dated January 24, 1994                                   **

10.11    Lease of Site for Automated Teller Machines between The State
         Bank and Russell and Joy Manser dated December 1, 1994                    **

10.12    License and Service Agreement between The State Bank and
         Unisys Corporation dated October 29, 1994                                ***

10.13    Lease of Fenton Owen Road Branch Site between The State Bank and
         VG'S Food Centers dated March 26, 1996                                  ****

27       Financial Data Schedule                                                *****

*      Incorporated by reference to form 10-SB registration number 0-23550
**     Incorporated by reference to form 10-K filed March 29, 1995
***    Incorporated by reference to form 10-QSB filed May 12, 1995
****   Incorporated by reference to form 10-QSB filed May 2, 1996
*****  Filed Herewith