Form 10KSB40
period 1996-12-31
FENTURA BANCORP INC
filed 1997-03-20
CIK 919865

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                    For fiscal year ended December 31, 1996

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from                 to
                                          ---------------    ---------------

                         Commission file number 0-23550

                             Fentura Bancorp, Inc.
  ----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

     MICHIGAN                                   38-2806518
  ----------------------------------------------------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

One Fenton Sq, PO Box  725, Fenton,  Michigan           48430-0725
---------------------------------------------         -------------
     (Address of Principal Executive Offices)           (ZIP CODE)

Registrant's telephone number, including area code (810) 629-2263

Securities registered under Section 12(b) of the exchange act:  None

Securities registered under Section 12(g) of the exchange act:  Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     X   YES          NO
   ----         ----
     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

State Issuer's revenues for its most recent fiscal year.  $24,039,000.

     Aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked prices of such stock was approximately $27,906,903 as of March 19, 1997.

     State the number of shares outstanding of each of issuer's classes of Common equity, as of the latest practicable date. 678,566 shares of Common Stock ($5 par value) as of March 19, 1997.

     The Index to the Exhibits can be found on page 9.




                                                      PAGE 1 OF 10 PAGES

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Fentura Bancorp, Inc. 1996 Annual Report to Shareholders are incorporated by reference into Parts I and II.

     Portions of the Fentura Bancorp, Inc. Proxy Statement for its annual meeting of shareholders held March 19, 1997 are incorporated by reference into
Part III.

                             Fentura Bancorp, Inc.


                       1996 Annual Report on Form 10-KSB

                               Table of Contents

                                                                                     Page
PART I
     Item 1.    Description of Business                                                4
     Item 2.    Description of Property                                                6
     Item 3.    Legal Proceedings                                                      6
     Item 4.    Submission of Matters to a Vote of Security Holders                    6

PART II
     Item 5.    Market for Common Equity and Related Stockholder Matters               6
     Item 6.    Management's Discussion and Analysis or Plan of Operation              7
     Item 7.    Financial Statements                                                   7
     Item 8.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                               7

PART III
     Item 9.    Directors, Executive Officers, Promoters, and Control Persons
                Compliance with Section 16(a) of the Exchange Act                      7
     Item 10.   Executive Compensation                                                 7
     Item 11.   Security Ownership of Certain Beneficial Owners and Management         7
     Item 12.   Certain Relationships and Related Transactions                         8
     Item 13.   Exhibits and Reports on Form 8-K                                       8

EXHIBIT INDEX                                                                         9-10

SIGNATURES                                                                            11

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

     Fentura Bancorp, Inc. (the "Company" or "Fentura") is a one-bank holding company headquartered in Fenton, Michigan. The Company's subsidiary bank operates nine community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan. At the close of business on December 31, 1996, the Company had assets of $254 million, deposits of $224 million, and shareholders' equity of $24 million. Trust assets under management totaled $47.8 million.

     Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank ("TSB" or the "Bank"). TSB traces its origins to its original predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898. see "The Bank".

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act.
The Company has corporate power to engage in such activities as permitted to business corporation under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities that are closely related to the business of banking. See "Supervision and Regulation."

     The Company's principal executive offices are located at One Fenton Square, Fenton, Michigan 48430-0725, and its telephone number is (810) 629-2263.

The Bank

     TSB'S ultimate predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name "The Commercial Savings Bank of Fenton." In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank via a merger with a corporation formed for that purpose. For more than 95 years TSB has been engaged in the general banking business in the Fenton, Michigan area. Its depositors are insured by the Federal Deposit Insurance Corporation (the "FDIC"), but it is not a member of the Federal Reserve System. As a state bank, it is subject to federal and state laws applicable to banks and to regulation and supervision by the FDIC and the Commissioner of the Financial Institutions Bureau of Michigan. See "Supervision and Regulation."

     TSB is a community-oriented provider of financial services engaged in the business of general commercial banking. Its activities include investing in state and federal securities, accepting demand deposits, savings and other time deposits, extending retail commercial , consumer and real estate loans to individuals, partnerships and corporations, providing safe deposit boxes and credit card services, transmitting funds and providing other services generally associated with full service commercial banking. Lending is focused on individuals and small businesses in the local market regions of TSB. In addition, TSB operates a trust department offering a full range of fiduciary services. TSB competes with a large number of commercial banks and other financial institutions throughout southeastern michigan, some of which have significantly greater total resources than the bank.

     TSB is headquartered in the City of Fenton, Michigan, and considers its primary service area to be the County of Genesee, Michigan. As of December 31, 1996, TSB operated four offices in the City of Fenton, Michigan, one office in the City of Linden, Michigan, two offices in the City of Davison, Michigan, one office in the Village of Holly, Michigan, and one office in the City of Clarkston, Michigan. Its main office is located downtown Fenton.

     As of December 31, 1996, TSB employed 119 full time personnel, including 22 officers, and an additional 41 part time employees. TSB considers its employee relations to be excellent.

Supervision and Regulation

     The following discussion briefly summarizes certain statutes and regulations that affect or may affect the Company and the Bank, and the conduct of their respective businesses. The discussion is qualified in its entirety by reference to such statutes and regulations.

     The Company

     The Company is a bank holding company within the meaning of the Bank Holding Company Act, and registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company is required by that Act to file annual reports of its operations and such additional information as the Board of Governors may require and is subject, along with its subsidiaries, to examination by the Board of Governors.

     The Bank Holding Company Act requires every bank holding company to obtain prior approval of the Board of Governors before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank holding company or bank. The Board of Governors may not approve the acquisition by the Company of voting shares or substantially all the assets of any bank located in any state other than Michigan unless the laws of such other state specifically authorize such an acquisition.

     The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. However, bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the Board of Governors to be so closely related to banking or the management or control of banks as to be a proper incident thereto. Under current regulations of the Board of Governors, a bank holding company and its non-bank subsidiaries are permitted, among other activities, to engage, subject to certain specified limitations, in such banking related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, data processing and services transmission, discount securities brokerage, mortgage banking and brokerage, sale and leaseback and other forms of real estate banking. The Bank Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of the bank holding companies.

     In addition, federal legislation prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" in certain cases may include the acquisition of as little as 10% of the outstanding shares of capital stock.

     Substantially all of the Company's cash revenues are derived from dividends paid by the Bank. Michigan's banking laws restrict the payment of cash dividends by a state bank by providing (subject to certain exceptions) that dividends may be paid only out of net profits then on hand after deducting therefrom its losses and bad debts, and no dividends may be paid unless the bank will have a surplus amounting to not less than twenty percent (20%) of its capital after the payment of the dividend.

     The Bank

     The Bank is a state banking corporation organized under the laws of the State of Michigan. Consequently, it is subject to regulation and supervision by the Commissioner of the Financial Institutions Bureau of the State of Michigan (the "Commissioner"). The Bank, because its depositors are, and will be, insured by the FDIC, is also subject to regulation and supervision by the FDIC. Representatives of both the Commissioner and the FDIC conduct regular periodic examinations of all Michigan state banks. Membership in the Federal Reserve System is optional for state banks; the Bank is not a member of the Federal Reserve System.

     Examinations by the various regulatory authorities are designed for the protection of the bank depositors and not for bank or bank holding company shareholders. The federal and state laws and regulations of general application to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the nature and amount of and collateral for loans, and the maximum interest rates payable on deposits, and include restrictions on the number of banking offices and activities that may be performed at such offices.

     Transactions between the Bank and the Company are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchase of securities, and payments of fees and other distributions. In addition, applicable laws place restrictions on the amount and nature of loans to executive officers, directors and controlling persons of FDIC member banks and of bank holding companies that control such banks.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's main banking branch and its executive offices are located at One Fenton Square, Fenton, Michigan. The Company also has the following branches in Fenton: a North Fenton Branch at 1231 North Leroy Street; and an Owen Road branch at 3202 Owen Road (this branch also contains TSB's data processing center, accounting department, and distributions department), and a branch at 18005 Silver Parkway. The Bank's other branches are located in Linden, Michigan, at 107 Main Street; Holly, Michigan, at 4043 Grange Hall Road; Davison, Michigan, at 8477 Davison Road and 8503 Davison Rd; and Clarkston, Michigan, at 6555 Sashabaw Road. The Bank owns all of its properties with the exception of the Holly, Davison, Clarkston, and the 18005 Silver Parkway facilities, which are leased from third parties.

     All properties have maintenance contracts and are maintained in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     As of December 31, 1996, the Corporation was not party to any litigation required to be described in this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The market and dividend information required by this item appears under the captions "Fentura Bancorp, Inc. Common Stock" and "Table 8" on page 24 of the 1996 Annual Report to Shareholders, and is incorporated herein by reference.

     The holders of record information required by this item appears under the caption "Shareholders Entitled to Vote" on page 2 of the Corporation's 1997 Notice of Annual Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing on pages 18 through 24 of the Corporation's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Corporation and Report of Grant Thornton LLP, Independent Auditors appear on pages 6 through 17 of the Corporation's 1996 Annual Report to Shareholders, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the years ended December 31, 1996 and 1995, the Corporation had no changes or disagreements with accountants on accounting and financial disclosure required to be described in this item.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item with regard to Item 401 of Regulation S-B appears under the captions "Information Concerning Nominees and Incumbent Directors", "Meetings and Committees of the Board of Directors of the Corporation", and "Executive Officers" on pages 3, 4, and 6 respectively, of the Corporation's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

     The information required by this item with regard to Item 405 of Regulation S-B appears under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 4, 5, and 8, respectively, of the Corporation's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item appears under the captions "Executive Compensation", "Directors' Fees", and "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on pages 6 and 7 of the Corporation's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 4 and 5 of the Corporation's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appear under the caption "Transactions with Certain Interested Parties" on page 8 of the Corporation's 1996 Notice of Annual Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Report on Form 8-K
      No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(b)  Exhibits:
      The "Exhibit Index" is filed herewith on pages 9 through 10 of this report and is incorporated herein by reference.

                             FENTURA BANCORP, INC.
                        1996 Annual Report on Form 10-K
                                 EXHIBIT INDEX


Exhibit
No.                                 Exhibit                                            Location
--------     --------------------------------------------------------------------      -------------
  3(I)       Articles of Incorporation of Fentura Bancorp, Inc.                               *

 3(ii)       Bylaws of Fentura Bancorp, Inc.                                                  *


   4.1       Dividend Reinvestment Plan                                                       *****

  10.1       Equipment Sale Agreement between The State Bank and ITI, Inc.
             dated May 31, 1989                                                               *

  10.2       Master Equipment Lease Agreement between The State Bank and
             Unisys Finance Corporation dated September 6, 1989                               *

  10.3       Software License Agreement between The State Bank and ITI, Inc.
             dated July 3, 1989                                                               *

  10.4       Lease of Site for Automated Teller Machines between The State Bank
             and Bryce Felch dated November 6, 1986                                           *

  10.5       Lease of Site for Automated Teller Machines between The State Bank
             and VG's Food Center, Inc. dated January 1, 1992                                 *

  10.6       Lease of Holly Branch Bank Site between The State Bank and Inter Lakes
             Associates dated March 26, 1991                                                  *

  10.7       Lease of Davison Branch Bank Site between The State Bank and VG's
             Food Center, Inc. dated April 27, 1993                                           *

  10.8       Lease of Clarkston Branch Site between The State Bank and Waldon
             Properties, Inc. dated January 24, 1994                                          ***

  10.9       Lease of Site for Automated Teller Machines between The State Bank and
             Russell and Joy Manser dated December 1, 1994                                    ***

  10.10      Lease of Fenton Silver Parkway Branch site between The State Bank and
             VG's Food Centers dated March 26, 1996                                           ****

  10.11      Lease of Davison (second) Branch site between The State Bank and
             VG'S Food Centers dated November 12, 1996

  10.12      Directors Stock Purchase Plan                                                    *****

  10.13      Non-Employee Director Stock Option Plan                                          *****

  10.14      Form of Non-Employee Director Stock Option Agreement                             *****

  10.15      Retainer Stock Plan for Directors                                                *****

  10.16      Employee Stock Option Plan                                                       *****

  10.17      Form of Employee Stock Option Plan Agreement                                     *****


 10.18       Executive Stock Bonus Plan                                                 *****

 10.19       Stock Purchase Plan between The State Bank and Donald E.
             Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated
             November 27, 1996

 13.1        1996 Annual Report to Shareholders

 22.1        Subsidiaries of the Registrant                                             *

 27.         Financial Data Schedule


 *        Incorporated by reference to form 10-SB registration number 0-23550
 **       Incorporated by reference to form 8-K filed July 8, 1994
 ***      Incorporated by reference to form 10K-SB filed March 20, 1995
 ****     Incorporated by reference to form 10Q-SB filed May 2, 1996
 *****    Incorporated by reference to form 10K-SB filed March 27, 1996

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

Fentura Bancorp, Inc.
   (Registrant)

By  /s/Donald L. Grill        Date:  March 19, 1997
    ---------------------
     Donald L. Grill
     On behalf of the registrant
     and as President & CEO,
     and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Capacity                         Date
--------------------------        -------------------------      ------------------------
/s/Robert J. Dery                 Chairman of the Board               March 19, 1997
---------------------------       and Director
Robert J. Dery


/s/Russell H. VanGilder, Jr.      Vice Chairman of the Board          March 19, 1997
----------------------------      and Director
Russell H. VanGilder, Jr.

/s/Richard A. Bagnall             Executive Vice President            March 19, 1997
-----------------------           & Director
Richard A. Bagnall

/s/Jon S. Gerych                  Director                            March 19, 1997
----------------
Jon S. Gerych

/s/Philip J. Lasco                Director                            March 19, 1997
------------------
Philip J. Lasco

/s/Thomas P. McKenney             Director                            March 19, 1997
---------------------
Thomas P. McKenney

/s/Brian P. Petty                 Director                            March 19, 1997
-----------------
Brian P. Petty

/s/Glen J. Pieczynski             Director                            March 19, 1997
---------------------
Glen J. Pieczynski

/s/Forrest A. Shook               Director                            March 19, 1997
-----------------------
Forrest A. Shook

/s/Ronald L. Justice              V.P. & Chief Financial Officer      March 19, 1997
--------------------              (Also Principal Accounting Officer)
Ronald L. Justice