Form 10QSB
period 1997-03-31
FENTURA BANCORP INC
filed 1997-05-12
CIK 919865

                                      UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 1997

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                 to
                                      ---------------    ---------------

                         Commission file number 0-23550

                            Fentura Bancorp, Inc.
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                 Michigan                                38-2806518
--------------------------------------  ---------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

            One Fenton Sq, P.O. Box 725, Fenton, Michigan  48430
            ----------------------------------------------------
                  (Address of Principal Executive Offices)

                               (810) 629-2263
                         --------------------------
                         (Issuer's telephone number)

                                None
  -------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    X    Yes            No
   ---            ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   May 7, 1997

 Class - Common Stock ($5 par value)         Shares Outstanding - 683,895

Transitional Small Business Disclosure Format (Check one):  Yes     ; No  X
                                                                ---      ---

                             Fentura Bancorp, Inc.
                              Index to Form 10-QSB


                                                                     Page
                                                                     ----
Part I - Financial Information

   Item 1 - Consolidated Financial Statements                           3

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9

Part II - Other Information

   Item 1 - 6  Miscellaneous Information                               13

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc. and Subsidiaries
  Consolidated Balance Sheets (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                     MAR 31,        DEC 31,        MAR 31,
   (000's omitted Except Per Share Data)                              1997           1996           1996
----------------------------------------------------------------------------------------------------------------
   ASSETS
     Cash and due from banks                                     $          9,659         11,921          9,322
     Federal funds sold                                                     5,200          8,450          8,500
                                                                  ----------------------------------------------
       Total Cash & Cash Equivalents                                       14,859         20,371         17,822
     Interest bearing deposits with banks                                      95             95            190

     Investment securities-held to maturity,
       at cost (market value of $7,477, and
       $10,418 at March 31, 1997 and
       1996, respectively)                                                  7,466          6,530         10,368
     Investment securities-avail for sale,
       at market                                                           45,075         44,355         39,470
                                                                  ----------------------------------------------
         Total investment securities                                       52,541         50,885         49,838

     Loans:
       Commercial                                                          76,656         78,699         72,383
       Tax exempt development loans                                           713            751          1,089
       Real estate loans - mortgage                                        15,297         15,924         13,759
       Real estate loans - construction                                    19,018         15,467         18,910
       Consumer loans                                                      66,108         64,388         59,354
                                                                  ----------------------------------------------
     Total loans                                                          177,792        175,229        165,495
     Less: Reserve for loan losses                                         (2,913)        (2,836)        (2,703)
                                                                  ----------------------------------------------
     Net loans                                                            174,879        172,393        162,792

     Loans held for sale                                                      768          1,007          1,107

     Bank premises and equipment                                            4,566          4,794          4,157
     Accrued interest receivable                                            1,738          1,835          1,783
     Other assets                                                           3,784          3,001          4,466
                                                                  ----------------------------------------------
       Total assets                                              $        253,230        254,381        242,155
                                                                  ==============================================

   LIABILITIES

     Deposits:
       Non-interest bearing deposits                             $         25,417         28,206         25,427
       Interest bearing deposits                                          197,930        195,843        188,281
                                                                  ----------------------------------------------
         Total deposits                                                   223,347        224,049        213,708

     Federal Funds Purchased                                                    0              0              0
     Other borrowings                                                       2,695          2,369          3,500
     Accrued taxes, interest and
       other liabilities                                                    2,653          3,854          2,799
                                                                  ----------------------------------------------
         Total liabilities                                                228,695        230,272        220,007
                                                                  ----------------------------------------------
   STOCKHOLDERS' EQUITY

     Common stock - $5 par value
      679,895 shares issued (677,147 in Dec.,                               3,399          3,386          3,335
      1996 and 667,079 in March, 1996)
     Surplus                                                               16,371         16,266         15,910
     Retained Earnings                                                      5,109          4,632          3,221
     Unrealized loss on sec avail for sale                                   (344)          (175)          (318)
                                                                  ----------------------------------------------
       Total stockholder's equity                                          24,535         24,109         22,148
                                                                  ----------------------------------------------
         Total liabilities and
         stockholder's equity                                    $        253,230        254,381        242,155
                                                                  ==============================================



See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended
                                                                March 31,
-------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                     1997           1996
-------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                              $4,433          4,229
  Interest and dividends on
   investment securities:
    Taxable                                                  670            526
    Tax-exempt                                                88            133
  Int on deposits with banks                                   2              4
  Interest on federal funds sold                              91            105
                                                          ---------------------
       Total interest income                               5,284          4,997

  INTEREST EXPENSE
    Deposits                                               2,208          2,064
    Short-term borrowings                                     43             55
                                                          ---------------------
       Total interest expense                              2,251          2,119

  NET INTEREST INCOME                                      3,033          2,878
  Provision for loan losses                                  156            180
                                                          ---------------------
    Net interest income after
     provision for loan losses                             2,877          2,698

  NON-INTEREST INCOME
    Service chrgs on dep accts                               376            329
    Fiduciary income                                         105             71
    Other operating income                                   352            440
                                                          ---------------------
      Total non-interest income                              833            840

  NON-INTEREST EXPENSE
    Salaries and benefits                                  1,288          1,093
    Occupancy of bank premises                               177            151
    Equipment expense                                        339            302
    Other operating expenses                                 830            808
    Investment gains (losses)                                  0             65
                                                          ---------------------
      Total non-interest expense                           2,634          2,419

  NET INCOME BEFORE TAXES                                  1,076          1,119
  Applicable income taxes                                    341            339
                                                          ---------------------
  NET INCOME                                              $  735            780
                                                          =====================
  Per share: (679,895 shares)
  Net income ..................                           $ 1.08           1.15
  Dividends ...................                           $ 0.38           0.37

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                 Three Months Ended
                                                                                      March 31,
---------------------------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                                          1997       1996
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

  Net income                                                                       $733        $780
 Adjustments to reconcile net inc to cash
    Provided by Operating Activities:
      Depreciation and amortization                                                 247         204
      Provision for loan losses                                                     156         180
      Amortization (accretion) on securities                                         26          47
      Mortgages originated for sale                                              (4,903)     (5,465)
      Mortgages sold                                                              5,142       5,283
      Gain on investment securities                                                   0          65
      Decrease (increase) in interest receivable                                     97        (106)
      Decrease (increase) in other assets                                          (692)     (1,043)
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                                          (1,201)        236
                                                                               ---------------------
Total Adjustments                                                                (1,128)       (599)
                                                                               ---------------------
Net Cash Provided By (Used In) Operating Activities                                (395)        181
                                                                               ---------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                                           0           0
  Proceeds from maturities of inv activities - HTM                                   10          20
  Proceeds from maturities of inv activities - AFS                                3,565       4,998
  Purchases of investment securities - HTM                                         (552)       (995)
  Purchases of investment securities - AFS                                       (4,964)     (8,542)
  Net (increase) in customer loans                                               (2,642)      1,946
  Capital expenditures                                                              (19)       (474)
                                                                               ---------------------
Net Cash Used in Investing Activities                                            (4,602)     (3,047)

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                                    (3,663)     (3,927)
  Net increase (decrease) in Time deposits                                        2,961       6,150
  Net increase (decr) in short-term borrowing's                                     326         869
  Proceeds from stock issuance                                                      119           0
  Cash dividends                                                                   (258)       (249)
                                                                               ---------------------
Net Cash Provided By (Used In) Financing Activities                                (515)      2,843

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       ($5,512)       ($23)

CASH AND CASH EQUIVALENTS - BEGINNING                                           $20,371     $17,845
CASH AND CASH EQUIVALENTS - ENDING                                              $14,859     $17,822
                                                                               =====================

CASH PAID FOR:
  INTEREST                                                                       $2,233      $2,074
  INCOME TAXES                                                                       $0         $37

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


                                                       Three Months                 Three Months
                                                           Ended                       Ended
--------------------------------------------------------------------------------------------------
                                                         March 31,                  March 31,
(000's omitted)                                            1997                       1996
--------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                       $           3,386          $           3,335
    Issuance of shares under
      director stock purchase plan
      and dividend reinvestment prog                                13                          0
    Stock dividend                                                   0                          0
                                                      -----------------          -----------------
  Balance, end of period                                         3,399                      3,335

SURPLUS
  Balance, beginning of period                                  16,266                     15,910
    Issuance of shares under
      director stock purchase plan
      and dividend reinvestment prog                               105                          0
    Stock dividend                                                   0                          0
                                                      -----------------          -----------------
  Balance, end of period                                        16,371                     15,910

RETAINED EARNINGS
  Balance, beginning of period                                   4,632                      2,690
    Net income                                                     735                        780
    Cash dividends declared                                       (258)                      (249)
                                                      -----------------          -----------------
  Balance, end of period                                         5,109                      3,221

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                                    (175)                       (55)
    Change in unrealized gain (loss)
    on securities, net of tax $177                                (169)                      (263)
                                                      -----------------          -----------------
  Balance, end of period                                          (344)                      (318)
                                                      -----------------          -----------------
TOTAL STOCKHOLDERS' EQUITY                           $          24,535          $          22,148
                                                      =================          =================


See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10QSB and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note 2.  Reclassifications
         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following narrative discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the three months ended March 31, 1997 and 1996. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.


                  THREE MONTHS, 1997 VERSUS THREE MONTHS, 1996

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (principally investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits and other borrowings). As indicated in the income statement on page 5 interest income for the three months ended March 31, 1997 was $5,284 thousand compared to $4,997 thousand for the same period in 1996. This represents an increase of 5.7%. The primary factors contributing to the interest income increase are growth in the Company's loan portfolio (the largest group of earning assets) and in investment securities. Also indicated in the income statement, interest expense for the three months ended March 31, 1997 was $2,251 thousand compared to $2,119 thousand for the same period in 1996. This represents an increase of 6.2%. Increases in the Company's certificate of deposit balances, savings account balances, and interest rates caused the increase in interest expense. Balances increased due to greater market penetration in existing markets, growth in new market areas, and a change in consumer behavior toward certificates and savings products as market interest rates increased.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 1997, the ALL was $2,913 thousand, or 1.64% of total loans. This compares with $2,703 thousand, or 1.63%, at March 31, 1996.

The provision for loan losses was $156 thousand for the first three months of 1997 and $180 thousand for the same period in 1996. The primary reason for decreasing the provision was the maintenance an adequate allowance.


NON-INTEREST INCOME

Non-interest income was $833 thousand in the first three months of 1997 and $840 thousand in the same period of 1996. This figure represents an decrease of .8% in 1997. The following discussion is intended to provide details of the variance from year to year. Table 1 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant component of non-interest income is service charges on deposit accounts. As indicated in Table 1, these customer charges were $376 thousand in the first three months of 1997 and $329 thousand in the same period of 1996, an increase of $47 thousand or 14.3%. Growth in the number of accounts and certain account activities account for the increase.

Gain on the sale of mortgage loans originated by the bank and sold in the secondary market were $63 thousand in the first three months of 1997 and $123 thousand in the same period in 1996. This 48.8% decrease occurred because of strong competitive pressures and a reduction in the margins of these sold mortgage loans.

Fiduciary income increased $34 thousand in the first three months of 1997 compared to the same time period in the prior year. This 47.9% increase in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income, which includes income from the sale of checks, safe deposit box rent, and other miscellaneous income transactions, was $190 thousand in the first three months of 1997 compared to $219 thousand in the same period of 1996. This decrease of 13.2% is primarily attributable to a one time credit insurance premium refund received in 1996 which was based on loss experience for the preceding calendar year.


TABLE 1

                                                      Three Months Ended
Analysis of Non-Interest Income                             March 31,
--------------------------------------------------------------------------
(000's omitted)
                                                   1997               1996
--------------------------------------------------------------------------
Service Charges on Deposit Accounts               $376                $329
Gain on Sale of Mortgages                           63                 123
Gain on Sale of Real Estate Owned                    1                   0
Mortgage Servicing Fees                             98                  98
Fiduciary Income                                   105                  71
Other Operating Income                             190                 219
                                             ---------           ---------
  Total Non-Interest Income                       $833                $840
                                             =========           =========


Non-Interest Expense

Total non-interest expense was $2,634 thousand in the first three months of 1997 compared with $2,419 thousand in the same period of 1996. This is an increase of 8.9%.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,288 thousand in the first three months of 1997, compared with $1,093 thousand for the first three months of 1996. 1997 salary costs represent an increase of 17.8% over 1996. Increased costs are primarily a result of adding new positions to staff two new branches opened in the last half on 1996.

During the first three months of 1997 equipment expenses were $339 thousand compared to $302 thousand for the same period in 1996, an increase of 12.3%. Depreciation on equipment (mostly computer hardware and software) for the new branches and increased costs for maintenance contracts on the Corporation's computer systems are the primary contributors to the increase in equipment expense.

Occupancy expenses associated with the Company's facilities were $177 thousand in the first three months of 1997 compared to $151 thousand in the same period of 1996. This represents an increase of 17.2%. The primary reason for the increase in occupancy expense is the costs associated with leasing and operating the two new branch facilities.

FDIC assessment expense was $6 thousand in the first three months of 1997 compared to $1 thousand in the same period of 1996. The increase is attributable to the FDIC's reinstatement of required assessments.

Loan and collection expenses were $102 thousand in the first quarter of 1997 compared to $91 thousand for the same period in 1996, an increase of 12.1%. The increase is primarily attributable to an increase in indirect consumer loan volume and accordingly, an increase in dealer reserve expense.

Advertising expense was $99 thousand in the first three months of 1997 compared to $84 thousand for the same period in 1996. This is an increase of 17.9%.
The increase in 1997 is attributable to an increase in promotional activities to the Corporation's customers and shareholders.

In the first quarter of 1996 the Corporation had security losses of $65
thousand.   These losses were associated with the sale of investment securities which the Company sold in order to reinvest in issues with higher interest rates. During the first quarter of 1997 the Company had no net losses associated with security transactions.


TABLE 2

                                                      Three Months Ended
Analysis of Non-Interest Expense                           March 31,
--------------------------------------------------------------------------
(000's omitted)
                                                   1997               1996
--------------------------------------------------------------------------
Salaries and  Benefits                          $1,288              $1,093
Equipment                                          339                 302
Net Occupancy                                      177                 151
FDIC Assessment                                      6                   1
Office Supplies                                     63                  58
Loan & Collection Expense                          102                  91
Advertising                                         99                  84
Security Losses                                      0                  65
Other Operating Expense                            560                 574
                                             ---------           ---------
  Total Non-Interest Expense                    $2,634              $2,419
                                             =========           =========

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Asset/Liability management procedures are designed to assure liquidity and reduce interest rate risks. The goal in managing interest rate risk is to maintain a strong and relatively stable net interest margin. It is the responsibility of the Asset/Liability Management Committee (ALCO) to set policy guidelines and to establish short-term and long-term strategies with respect to interest rate exposure and liquidity. ALCO, which is comprised of key members of management, meets regularly to review Fentura's financial performance and soundness, including interest rate risk and liquidity exposure in relation to present and prospective markets, business conditions, and product lines. Accordingly, the committee adopts funding and balance sheet management strategies that are intended to determine that earnings, liquidity, and growth rates are consistent with policy and prudent business standards.

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature markets represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first three months of 1997 and 1996.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of March 31, 1997, federal funds sold represented 2.1% of total assets, compared to 3.5% at March 31, 1996. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

Interest rate risk is managed by controlling and limiting the level of earnings volatility arising from rate movements. The Corporation regularly performs reviews and analysis of those factors impacting interest rate risk. Factors include maturity and repricing frequency of balance sheet components, impact of rate changes on interest margin and prepayment speeds, market value impacts of rate changes, and other issues. Both actual and projected performance are reviewed, analyzed, and compared to policy and objectives to assure present and future financial viability.

As indicated in the statement of cash flows, cash flows from financing activities have decreased slightly due to a decline in demand deposit and saving accounts. In the first three months of 1997 these deposits decreased $3,663 thousand partially offset by an increase in Time deposits of $2,961 thousand. In 1996, cash flows from financing activities were principally growth in short term borrowings which increased $869 thousand in the first three months and growth of time deposits which increased $6,150 thousand. Cash flows from investing activities were ($4,602) thousand during the first three months of 1997 and ($3,047) thousand in the same period of 1996. The primary reason for the increase in investing activities was the increase in loans in the first quarter of 1997 compared to a decrease in loans for the same time period in 1996.


CAPITAL MANAGEMENT

Total shareholders' equity rose 10.8% to $24,535 thousand at March 31, 1997 compared with 22,148 thousand at March 31, 1996. The Company's equity to asset ratio was 9.7% at March 31, 1997 and 9.1% at March 31, 1996. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first quarter of 1997, the Company increased its cash dividends by 2.7% to $.38 per share compared with $.37 in the first quarter of 1996.

As indicated on the balance sheet on page 4, at March 31, 1997 the Company had an unrealized loss on securities available for sale (AFS) of $344 thousand compared to an unrealized loss at March 31, 1996 of $318 thousand. This increase in unrealized loss is attributable to market interest rates and the interest rate structures on those securities held in the Company's AFS portfolio.

                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

Fentura Bancorp, Inc.'s Annual Meeting of Shareholders was held on March 19, 1997 at which the following directors were elected:

                               Yes          No
                              Votes       Votes
                              -----       -----
  Donald L. Grill            540,841       530
  Forrest A. Shook           540,809       562

Additionally, the shareholders approved an increase of the authorized shares of common stock from 1,000,000 to 2,000,000 in the following vote:

                               Yes           No
                              Votes        Votes       Abstentions
                              -----        -----       -----------
                             500,576       25,145        17,092

  There were no others matters submitted to a vote of security holders.


Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits
    The exhibits listed on the "Exhibit Index" on page 14 of this report are incorporated herein by reference.

b.  Report on Form 8-k
    No reports on Form 8-k were filed for the quarter ended March 31, 1997.

                             FENTURA BANCORP, INC.
                     1997 Quarterly Report on Form 10Q-SB
                                 EXHIBIT INDEX

Exhibit
   No.                                 Exhibit                                   Location
--------  ---------------------------------------------------------------       ----------
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

 10.7     Lease of Davison Branch Bank Site between The State Bank and VG's
          Food Center, Inc. dated April 27, 1993                                   *

 10.8     Lease of Clarkston Branch Site between The State Bank and Waldon
          Properties, Inc. dated January 24, 1994                                  ***

 10.9     Lease of Site for Automated Teller Machines between The State Bank and
          Russell and Joy Manser dated December 1, 1994                            ***

 10.10    Lease of Fenton Silver Parkway Branch site between The State Bank and
          VG's Food Centers dated March 26, 1996                                   ****

 10.11    Lease of Davison (second) Branch site between The State Bank and
          VG'S Food Centers dated November 12, 1996                                ******

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

 10.14    Form of Non-Employee Director Stock Option Agreement                     *****

 10.15    Retainer Stock Plan for Directors                                        *****

 10.16    Employee Stock Option Plan                                               *****

 10.17    Form of Employee Stock Option Plan Agreement                             *****

 10.18    Executive Stock Bonus Plan                                               *****


 10.19   Stock Purchase Plan between The State Bank and Donald E.
         Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated
         November 27, 1996                                                         ******


 10.20 Severance Compensation Agreement between the registrant and Donald L. Grill dated March 20, 1997

 27.0    Financial Data Schedule

 *       Incorporated by reference to form 10-SB registration number 0-23550
 **      Incorporated by reference to form 8-K filed July 8, 1994
 ***     Incorporated by reference to form 10K-SB filed March 20, 1995
 ****    Incorporated by reference to form 10Q-SB filed May 2, 1996
 *****   Incorporated by reference to form 10K-SB filed March 27, 1996
 ******  Incorporated by reference to form 10K-SB filed March 20, 1997


                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FENTURA BANCORP, INC.




Date  May 7, 1997                      By   /s/  Donald L. Grill
      -----------                           --------------------
                                            Donald L. Grill
                                            Director
                                            President & CEO


Date  May 7, 1997                      By   /s/  Ronald L. Justice
      -----------                           ----------------------
                                            Ronald L. Justice
                                            Vice President (Authorized Signer)
                                            Chief Financial Officer
                                            Cashier

                                 Exhibit Index




Exhibit
  No.                           Description
-------                         -----------

10.20 Severance Compensation Agreement between the registrant and Donald L. Grill dated March 20, 1997

27.0            Financial Data Schedule