Form 10QSB
period 1997-06-30
FENTURA BANCORP INC
filed 1997-08-12
CIK 919865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997
                                               -------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from             to
                                     ------------   -----------------

                         Commission file number 0-23550
                                                -------

                             Fentura Bancorp, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Michigan                                         38-2806518
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             One Fenton Sq, P.O. Box 725, Fenton,  Michigan  48430
             -----------------------------------------------------
                    (Address of Principal Executive Offices)

                               (810) 629-2263
                          ---------------------------
                          (Issuer's telephone number)

                                    None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X   Yes     No
---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   August 7, 1997
                                                    --------------

 Class - Common Stock ($5 par value)         Shares Outstanding - 685,455

 Transitional Small Business Disclosure Format (Check one):  Yes    ; No   X
                                                                ----     -----

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

                         PART I - FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

 FENTURA BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------
                                            JUN 30,    DEC 31,   JUN 30,
(000's omitted Except Per Share Data)        1997       1996      1996

------------------------------------------------------------------------
ASSETS
  Cash and due from banks                   $  9,790    11,921    11,122
  Federal funds sold                           8,150     8,450     6,000
                                            ----------------------------
    Total Cash & Cash Equivalents             17,940    20,371    17,122

  Interest bearing deposits with banks            95        95        95

  Investment securities-held to maturity,
    at cost (market value of $6,800, and
    $8,060 at June 30, 1997 and
    1996, respectively)                        6,772     6,530     8,103
  Investment securities-avail for sale,
    at market                                 48,773    44,355    39,194
                                            ----------------------------
      Total investment securities             55,545    50,885    47,297

  Loans:
    Commercial                                78,341    78,699    74,267
    Tax exempt development loans                 670       751     1,041
    Real estate loans - mortgage              14,491    15,924    15,164
    Real estate loans - construction          19,563    15,467    19,286
    Consumer loans                            67,384    64,388    60,298
                                            ----------------------------
  Total loans                                180,449   175,229   170,056
  Less: Reserve for loan losses               (2,930)   (2,836)   (2,810)
                                            ----------------------------
  Net loans                                  177,519   172,393   167,246

  Loans held for sale                          1,119     1,007       881

  Bank premises and equipment                  4,375     4,794     4,706
  Accrued interest receivable                  1,810     1,835     1,816
  Other assets                                 3,328     3,001     2,997
                                            ----------------------------
    Total assets                            $261,731   254,381   242,160
                                            ============================

LIABILITIES


  Deposits:
    Non-interest bearing deposits           $ 27,172    28,206    27,530
    Interest bearing deposits                203,674   195,843   186,587
                                            ----------------------------
      Total deposits                         230,846   224,049   214,117

  Federal Funds Purchased                          0         0         0
  Other borrowings                             3,025     2,369     2,695
  Accrued taxes, interest and
    other liabilities                          2,309     3,854     2,849
                                            ----------------------------
      Total liabilities                      236,180   230,272   219,661
                                            ----------------------------
STOCKHOLDERS' EQUITY

  Common stock - $5 par value
   685,455 shares issued (677,147 in Dec.,     3,427     3,386     3,337
   1996 and 667,514 in June, 1996)
  Surplus                                     16,595    16,266    15,925
  Retained Earnings                            5,690     4,632     3,816
  Unrealized loss on sec avail for sale         (161)     (175)     (579)
                                            ----------------------------
    Total stockholder's equity                25,551    24,109    22,499
                                            ----------------------------
      Total liabilities and
      stockholder's equity                  $261,731   254,381   242,160
                                            ============================

See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)





                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30,             JUNE 30,
----------------------------------------------------------------------
(000's omitted,
Except Per Share Data)              1997   1996         1997    1996
----------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans    $  4,464  4,282       $  8,897   8,512
  Interest and dividends on
   investment securities:
    Taxable                          715    561          1,385   1,087
    Tax-exempt                        87    121            175     254
  Int on deposits with banks           3      4              5       8
  Interest on federal funds sold      82     81            173     186
                                ---------------       ----------------
       Total interest income       5,351  5,049         10,635  10,047

INTEREST EXPENSE
  Deposits                         2,266  2,049          4,474   4,113
  Short-term borrowings               44     37             87      92
                                ---------------       ----------------
       Total interest expense      2,310  2,086          4,561   4,205

NET INTEREST INCOME                3,041  2,963          6,074   5,842
Provision for loan losses            156    150            312     330
                                ---------------       ----------------
  Net interest income after
   provision for loan losses       2,885  2,813          5,762   5,512

NON-INTEREST INCOME
  Service chrgs on dep accts         396    327            758     638
  Fiduciary income                   114     81            220     153
  Other operating income             356    475            695     906
                                ---------------       ----------------
    Total non-interest income        866    883          1,673   1,697

NON-INTEREST EXPENSE
  Salaries and benefits            1,226  1,124          2,515   2,217
  Occupancy of bank premises         160    157            337     308
  Equipment expense                  354    330            693     632
  Other operating expenses           792    920          1,595   1,702
  Investment gains (losses)            0      2              0      67
                                ---------------       ----------------
    Total non-interest expense     2,532  2,533          5,140   4,926

NET INCOME BEFORE TAXES            1,219  1,163          2,295   2,283
Applicable income taxes              378    329            719     668
                                ---------------       ----------------
NET INCOME                      $    841    834       $  1,576   1,615
                                ===============       ================
Per share: (685,455 shares)
Net income ..................   $   1.23   1.22       $   2.30    2.35
Dividends ...................   $   0.38   0.35       $   0.76    0.71

See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   SIX MONTHS ENDED
                                                       JUNE 30,
------------------------------------------------------------------------
(000's omitted,
Except Per Share Data)                                   1997       1996
------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                        $    1,576   $  1,614
Adjustments to reconcile net inc to cash
  Provided by Operating Activities:
   Depreciation and amortization                          492        431
   Provision for loan losses                              312        330
   Amortization (accretion) on securities                  57         76
   Loans originated for sale                          (10,415)   (10,965)
   Loans sold                                          10,303     11,009
   Gain on investment securities                            0         67
   Decrease (increase) in interest receivable              25       (139)
   Decrease (increase) in other assets                   (332)       561
   Increase (decrease) in accrued taxes,
    interest, and other liabilities                    (1,545)       286
                                                   ---------------------
Total Adjustments                                      (1,103)     1,656
                                                   ---------------------
Net Cash Provided By (Used In) Operating Activities       473      3,270
                                                   ---------------------

Cash Flows From Investing Activities:
 Net decrease in deposits with other banks                  0         95
 Proceeds from maturities of inv activities - HTM         550      2,230
 Proceeds from maturities of inv activities - AFS       4,537      9,935
 Purchases of investment securities - HTM                (797)      (995)
 Purchases of investment securities - AFS              (8,988)   (13,575)
 Net (increase) in customer loans                      (5,438)    (2,658)
 Capital expenditures                                     (73)    (1,250)
                                                   ---------------------
Net Cash Used in Investing Activities                 (10,209)    (6,218)
Cash Flows From Financing Activities:

 Net increase (decrease) in DDA/SAV deposits            1,907     (3,187)
 Net increase (decrease) in Time deposits               4,890      5,819
 Net increase (decr) in borrowing's                       656         64
 Proceeds from stock issuance                             370         17
 Cash dividends                                          (518)      (488)
                                                   ---------------------
Net Cash Provided By (Used In) Financing Activities     7,305      2,225

NET DECREASE IN CASH AND CASH EQUIVALENTS             ($2,431)     ($723)

CASH AND CASH EQUIVALENTS - BEGINNING              $   20,371   $ 17,845
CASH AND CASH EQUIVALENTS - ENDING                 $   17,940   $ 17,122
                                                   =====================

CASH PAID FOR:
 INTEREST                                          $    4,471   $  4,176
 INCOME TAXES                                      $      631   $    800

See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                      SIX MONTHS          SIX MONTHS
                                        ENDED               ENDED
--------------------------------------------------------------------
                                       June 30,            June 30,
(000's omitted)                         1997                 1996
--------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period        $   3,386           $    3,335
    Issuance of shares under
      director stock purchase plan
      and dividend reinvestment prog         41                    2
    Stock dividend                            0                    0
                                      ---------           ----------
  Balance, end of period                  3,427                3,337

SURPLUS
  Balance, beginning of period           16,266               15,910
    Issuance of shares under
      director stock purchase plan
      and dividend reinvestment prog        329                   15
    Stock dividend                            0                    0
                                      ---------           ----------
  Balance, end of period                 16,595               15,925

RETAINED EARNINGS
  Balance, beginning of period            4,632                2,690
    Net income                            1,576                1,614
    Cash dividends declared                (518)                (488)
                                      ---------           ----------
  Balance, end of period                  5,690                3,816

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period             (175)                 (55)
    Change in unrealized gain (loss)
    on securities, net of tax $83            14                 (524)
                                      ---------           ----------
  Balance, end of period                   (161)                (579)
                                      ---------           ----------
TOTAL SHAREHOLDERS' EQUITY            $  25,551           $   22,499
                                      =========           ==========

See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10QSB and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note 2.  Reclassifications
         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the six months ended June 30, 1997 and 1996. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.


                    SIX MONTHS, 1997 VERSUS SIX MONTHS, 1996

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (principally investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits and other borrowings). As indicated in the income statement on page 5 interest income for the six months ended June 30, 1997 was $10,635,000 compared to $10,047,000 for the same period in 1996. This represents an increase of 5.9%. The primary factors contributing to the interest income increase are growth in the Company's loan portfolio (the largest group of earning assets) and investment securities. Also indicated in the income statement, interest expense for the six months ended June 30, 1997 was $4,561,000 compared to $4,205,000 for the same period in 1996. This represents an increase of 8.5%. Increases in the Company's certificate of deposit balances, savings account balances and interest rates caused the increase in interest expense. Balances increased due to greater market penetration in existing markets, growth in new market areas, and a change in consumer behavior toward certificates and savings products as market interest rates increased.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 1997, the ALL was $2,930,000, or 1.62% of total loans. This compares with $2,810,000, or 1.65%, at June 30, 1996.

The provision for loan losses was $312,000 for the first six months of 1997 and $330,000 for the same period in 1996. The primary reason for decreasing the provision was the maintenance of an adequate allowance.


NON-INTEREST INCOME

Non-interest income was $1,673,000 for the first half of 1997 and $1,697,000 in the same period of 1996. This figure represents an decrease of 1.4% in 1997. Table 1 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $758,000 in the first half of 1997 and $638,000 in the same period of 1996. This represents an increase of 18.8% The increase occurred from the deposit growth the company experienced in its existing and new markets from June 30, 1996 to June 30, 1997.

Gain on the sale of mortgage loans originated by the bank and sold in the secondary market were $135,000 in the first six months of 1997 and $194,000 in the same period in 1996. This 30.4% decrease occurred because of strong competitive pressures and a reduction in the margins of these sold mortgage loans.

Gains on the sale of other real estate were $1,000 in the first six months of 1997 compared to $140,000 for the same period in 1996. This decrease occurred because the Corporation began 1996 with several pieces of other real estate which were sold in the second quarter. In 1997 the Corporation had and sold fewer other real estate properties.

Fiduciary income increased $67,000 in the first six months of 1997 compared to the same time period in the prior year. This 43.8% increase in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income, which includes income from the sale of checks, safe deposit box rent, mortgage servicing rights income, and other miscellaneous income items, was $363,000 in the first six months of 1997 compared to $376,000 in the same period of 1996. This decrease of 3.5% is primarily attributable to a one time credit insurance premium refund received in 1996 which was based on loss experience for the preceding calendar year.


TABLE 1
                                      SIX Months Ended
Analysis of Non-Interest Income           June 30,
---------------------------------------------------------
(000's omitted)
                                          1997       1996
---------------------------------------------------------
Service Charges on Deposit Accounts   $    758   $    638
Gain on Sale of Mortgages                  135        194
Gain on Sale of Real Estate Owned            1        140
Mortgage Servicing Fees                    196        196
Fiduciary Income                           220        153
Other Operating Income                     363        376
                                      --------   --------
    Total Non-Interest Income         $  1,673   $  1,697
                                      ========   ========

Non-Interest Expense

Total non-interest expense was $5,140,000 in the first half of 1997 compared with $4,926,000 in the same period of 1996. This is an increase of 4.3%.

Salary and benefit costs, Fentura's largest non-interest expense category, were $2,515,000 in the first six months of 1997, compared with $2,217,000 for the first six months of 1996. 1997 salary costs represent an increase of 13.4% over 1996. Increased costs are primarily a result of adding new positions to staff two new branches opened in the last half of 1996.

During the first six months of 1997 equipment expenses were $693,000 compared to $632,000 for the same period in 1996. Depreciation on equipment (mostly computer hardware and software) for the new branch and increased costs for maintenance contracts on the Corporation's computer systems are the primary reasons for the increase in equipment expense.

Occupancy expenses associated with the Company's facilities were $337,000 in the first half of 1997 compared to $308,000 in the same period of 1996. This represents an increase of 9.4%. The primary reason for the increase in occupancy expense is the cost associated with leasing and operating the two new branch facilities and increases in costs associated with grounds maintenance.

Loan and collection expenses were $199,000 in the first half of 1997 compared to $186,000 for the same period in 1996, an increase of 7.0%. The increase is primarily attributable to an increase in indirect consumer loan volume and accordingly, an increase in dealer reserve expense.

FDIC assessment expense was $13,000 in the first six months of 1997 compared to $1,000 in the same period of 1996. The increase is attributable to the FDIC's reinstatement of required reserves.

In the first half of 1997, the Company did not experience a loss on security transactions compared to $67,000 for the same period in 1996. The losses were associated with the sale of investment securities which the Company sold in order to reinvest in issues with higher interest rates.

Other operating expenses were $1,088,000 in the first half of 1997 compared to $1,208,000 in the first half of 1996. The decrease in expense is attributable to loss of $125,000 on a litigation settlement which occurred in the second quarter of 1996.

TABLE 2
                                      Six Months Ended
Analysis of Non-Interest Expense         June 30,
--------------------------------------------------------
(000's omitted)
                                      1997        1996
--------------------------------------------------------
Salaries and  Benefits                $2,515      $2,217
Equipment                                693         632
Net Occupancy                            337         308
FDIC Assessment                           13           1
Office Supplies                          128         127
Loan & Collection Expense                199         186
Advertising                              167         180
Security Losses                            0          67
Other Operating Expense                1,088       1,208
                                      ------      ------
Total Non-Interest Expense            $5,140      $4,926
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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first six months of 1997 and 1996.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of June 30, 1997 federal funds sold represented 3.1% of total assets, compared to 2.5% at June 30, 1996. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities have increased due to growth in deposits. In the first six months of 1997 time deposits increased $4,890,000 and demand and savings deposits
increased $1,907,000.   Comparatively, in the first six months of 1996, cash
flows from financing activities were growth in Time deposits of $5,819,000 and a decline of demand and savings deposits of $3,187,000. Cash flows from investing activities were ($10,209,000) during the first six months of 1997 and ($6,218,000) in the same period of 1996. The primary reason for the increase in investing activities was an increase in deposits creating funding for increases in the investment and loan portfolios.

CAPITAL MANAGEMENT

Total shareholders' equity rose 13.6% to $25,551,000 at June 30, 1997 compared with $22,499,000 at June 30, 1996. The Company's equity to asset ratio was 9.8% at June 30, 1997 and 9.3% at June 30, 1996. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first half of 1997, the Company increased its cash dividends by 7.0% to $.76 per share compared with $.71 in the first half of 1996.

As indicated on the balance sheet on page 4, at June 30, 1997 the Company had an unrealized loss on securities available for sale (AFS) of $161,000 compared to an unrealized loss at June 30, 1996 of $579,000. This decrease in unrealized loss is attributable to market interest rates and the interest rate structures on those securities held in the Company's AFS portfolio.


                SECOND QUARTER, 1997 VERSUS SECOND QUARTER, 1996

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (principally investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits and other borrowings). As indicated in the income statement on page 5 interest income for the three months ended June 30, 1997 was $5,351,000 and compared to $5,049,000 for the same period in 1996. This represents an increase of 6.0%. The primary factors contributing to the interest income increase are growth in the Company's loan portfolio (the largest group of earning assets) and investment securities. Also indicated in the income statement, interest expense for the three months ended June 30, 1997 was $2,310,000 compared to $2,086,000 for the same period in 1996. This represents an increase of 10.7%. Increases in the Company's savings account and certificate of deposit balances caused the increase in interest expense. Balances increased due to greater market penetration in existing markets and growth in new markets.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $156,000 for the three months ended June 30, 1997 and $150,000 for the same period in 1996.

NON-INTEREST INCOME

Non-interest income was $866,000 in the second quarter of 1997 and $883,000 in the same period of 1996. This figure represents an decrease of 1.9% in 1997. Table 3 provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $396,000 in the second quarter of 1997 and $327,000 in the same period of 1996. This represents an increase of 21.1%. The increase occurred from the deposit growth the company experienced in its existing and new markets throughout the last year.

During the second quarter of 1997 there were no gains on the sale of other real estate compared to $140,000 for the same period in 1996. This increase occurred because the Corporation began 1996 with several pieces of other real estate which were sold in the second quarter. In the second quarter of 1997 the Corporation had no other real estate properties.

Fiduciary income was $114,000 in the second quarter of 1997 compared to $82 in the same period of 1996, an increase of $32,000 or 39.0%. The increase in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.


TABLE 3
                                      Three Months Ended
Analysis of Non-Interest Income            June 30,
-----------------------------------------------------------
(000's omitted)
                                          1997       1996
-----------------------------------------------------------
Service Charges on Deposit Accounts        $ 396      $ 327
Gain on Sale of Mortgages                     72         70
Gain on Sale of Real Estate Owned              0        140
Mortgage Servicing Fees                       98         98
Fiduciary Income                             114         82
Other Operating Income                       186        166
                                       ---------  ---------
Total Non-Interest Income                  $ 866      $ 883
                                       =========  =========

Non-Interest Expense

Total non-interest expense was $2,532,000 in the second quarter of 1997 compared with $2,533,000 in the same period of 1996.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,226,000 in the quarter ended June 30, 1997, compared with $1,124,000 for the same period in 1996. 1997 salary costs represent an increase of 9.1% over 1996. Increased costs are primarily a result of adding new positions to staff two new branches opened in the last half on 1996.

During the second quarter of 1997 equipment expenses were $354,000 compared to $330,000 for the same period in 1996, an increase of 7.3%. Equipment (mostly computer hardware and software) for the new branch and increased costs for maintenance contracts are the primary reasons for the increase in equipment expense costs.

FDIC assessment expense was $7,000 in the second quarter of 1997 compared to $1,000 in the same period of 1996. The increase is attributable to the FDIC's reinstatement of required reserves

Advertising expenses were $67,000 in the quarter ended June 30, 1997 compared to $96,000 in the same quarter of 1996. This is a decrease of 30.2%. Expenses associated with certain promotional and media related transactions were reduced in 1997.

Other operating expenses were $556,000 in the second quarter of 1997 compared to $659,000 in the same period of 1996. The decrease in expense is attributable to loss of $125,000 on a litigation settlement which occurred in the second quarter of 1996.

TABLE 4
                                   Three Months Ended
Analysis of Non-Interest Expense        June 30,
-----------------------------------------------------
(000's omitted)
                                   1997       1996
-----------------------------------------------------
Salaries and  Benefits              $1,226     $1,124
Equipment                              354        330
Net Occupancy                          160        157
FDIC Assessment                          7          1
Office Supplies                         65         69
Loan & Collection Expense               97         95
Advertising                             67         96
Security Losses                          0          2
Other Operating Expense                556        659
                                 ---------  ---------
Total Non-Interest Expense          $2,532     $2,533
                                 =========  =========


                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits
    The exhibits listed on the "Exhibit Index" on page 15 of this report are incorporated herein by reference.

b.  Report on Form 8-k
    No reports on Form 8-k were filed for the quarter ended June 30, 1997.

                             FENTURA BANCORP, INC.
                      1997 Quarterly Report on Form 10Q-SB
                                 EXHIBIT INDEX

Exhibit
  No.                             Exhibit                              Location
-------  -----------------------------------------------------------  ----------
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

  10.16   Employee Stock Option Plan                                      *****

  10.17   Form of Employee Stock Option Plan Agreement                    *****

  10.18   Executive Stock Bonus Plan                                      *****

  10.19   Stock Purchase Plan between The State Bank and Donald E.
          Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux
          dated November 27, 1996                                         ******

  10.20   Severance Compensation Agreements between the registrant and
          Donald L. Grill  and Richard A. Bagnall dated March 20, 1997   *******

  27.0    Financial Data Schedule

  *       Incorporated by reference to form 10-SB registration number 0-23550
  **      Incorporated by reference to form 8-K filed July 8, 1994
  ***     Incorporated by reference to form 10K-SB filed March 20, 1995
  ****    Incorporated by reference to form 10Q-SB filed May 2, 1996
  *****   Incorporated by reference to form 10K-SB filed March 27, 1996
  ****** Incorporated by reference to form 10K-SB filed March 20, 1997 ******* Incorporated by reference to from 10Q-SB filed May 12, 1997

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .


                             Fentura Bancorp, Inc.




Date  August 8, 1997             By   /s/  Donald L. Grill
      --------------                  --------------------
                                      Donald L. Grill
                                      Director
                                      President & CEO


Date  August 8, 1997             By   /s/  Ronald L. Justice
      --------------                  ----------------------
                                      Ronald L. Justice
                                      Vice President (Authorized Signer)
                                      Chief Financial Officer
                                      Cashier

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                   DESCRIPTION
-----------                                                   -----------
   27                                                   Financial Data Schedule