Form 10QSB
period 1997-09-30
FENTURA BANCORP INC
filed 1997-11-12
CIK 919865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                 to
                                    ---------------    ---------------
                         Commission file number 0-23550

                             Fentura Bancorp, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     Michigan                                        38-2806518
----------------------------------     -----------------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

             One Fenton Sq, P.O. Box 725, Fenton,  Michigan  48430
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   November 10, 1997

     Class - Common Stock ($5 par value)         Shares Outstanding - 687,157

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

                         PART I - FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

 FENTURA BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (UNAUDITED)


---------------------------------------------------------------------------
                                              SEPT 30,   DEC 31,   SEPT 30,
(000'S OMITTED EXCEPT PER SHARE DATA)           1997      1996      1996
---------------------------------------------------------------------------
ASSETS
  Cash and due from banks                     $ 10,644    11,921     9,556
  Federal funds sold                             3,800     8,450     1,950
                                              --------   -------   -------
    Total Cash & Cash Equivalents               14,444    20,371    11,506

  Interest bearing deposits with banks              95        95        95

  Investment securities-held to maturity,
    at cost (market value of $9,357, and
    $6,800 at September 30, 1997 and
    1996, respectively)                          9,294     6,530     6,793
  Investment securities-avail for sale,
    at market                                   50,376    44,355    43,258
                                              --------   -------   -------
      Total investment securities               59,670    50,885    50,051
  Loans:
     Commercial                                 77,276    78,699    75,375
     Tax exempt development loans                  562       751       949
     Real estate loans - mortgage               14,346    15,924    14,707
     Real estate loans - construction           19,820    15,467    22,600
     Consumer loans                             68,645    64,388    62,323
                                              --------   -------   -------
  Total loans                                  180,649   175,229   175,954
  Less: Reserve for loan losses                 (2,979)   (2,836)   (2,757)
                                              --------   -------   -------
  Net loans                                    177,670   172,393   173,197

  Loans held for sale                            2,194     1,007       909

  Bank premises and equipment                    4,195     4,794     4,955
  Accrued interest receivable                    1,813     1,835     1,791
  Other assets                                   2,074     3,001     4,091
                                              --------   -------   -------
    Total assets                              $262,155   254,381   246,595
                                              ========   =======   =======

LIABILITIES
  Deposits:
    Non-interest bearing deposits             $ 29,241    28,206    27,996
    Interest bearing deposits                  201,004   195,843   189,510
                                              --------   -------   -------
      Total deposits                           230,245   224,049   217,506

  Federal Funds Purchased                            0         0         0
  Other borrowings                               2,685     2,369     2,695
  Accrued taxes, interest and
    other liabilities                            2,766     3,854     3,166
                                              --------   -------   -------
      Total liabilities                        235,696   230,272   223,367
                                              --------   -------   -------
STOCKHOLDERS' EQUITY

  Common stock - $5 par value
   687,157 shares issued (677,147 in Dec.,       3,436     3,386     3,344
   1996 and 668,817 in Sept, 1996)
  Surplus                                       16,670    16,266    15,968
  Retained Earnings                              6,350     4,632     4,375
  Unrealized loss on sec avail for sale              3      (175)     (459)
                                              --------   -------   -------
    Total stockholder's equity                  26,459    24,109    23,228
                                              --------   -------   -------
      Total liabilities and
      stockholder's equity                    $262,155   254,381   246,595
                                              ========   =======   =======

See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
--------------------------------------------------------------------------------
(000's omitted,
Except Per Share Data)                 1997    1996        1997      1996
--------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans           $4,558    4,378    $13,455    12,890
  Interest and dividends on
   investment securities:
    Taxable                               758      627      2,143     1,714
    Tax-exempt                            101       91        276       345
   Int on deposits with banks               2        2          7        10
   Interest on federal funds sold          65      100        238       286
                                       ------    -----    -------    ------
      Total interest income             5,484    5,198     16,119    15,245

  INTEREST EXPENSE
    Deposits                            2,272    2,125      6,746     6,238
    Short-term borrowings                  43       45        130       137
                                       ------    -----    -------    ------
      Total interest expense            2,315    2,170      6,876     6,375

  NET INTEREST INCOME                   3,169    3,028      9,243     8,870
  Provision for loan losses               156      117        468       447
                                       ------    -----    -------    ------
    Net interest income after
     provision for loan losses          3,013    2,911      8,775     8,423

  NON-INTEREST INCOME
    Service chrgs on dep accts            409      364      1,167     1,002
    Fiduciary income                      140       98        360       251
    Other operating income                335      333      1,030     1,239
                                       ------    -----    -------    ------
      Total non-interest income           884      795      2,557     2,492

  NON-INTEREST EXPENSE
    Salaries and benefits               1,215    1,198      3,730     3,415
    Occupancy of bank premises            165      174        502       482
    Equipment expense                     361      330      1,054       962
    Other operating expenses              807      887      2,402     2,589
    Investment gains (losses)              12        0         12        67
                                       ------    -----    -------    ------
      Total non-interest expense        2,560    2,589      7,700     7,515

  NET INCOME BEFORE TAXES               1,337    1,117      3,632     3,400
  Applicable income taxes                 417      319      1,136       987
                                       ------    -----    -------    ------
  NET INCOME                           $  920      798    $ 2,496     2,413
                                       ======    =====    =======    ======
  Per share: (687,157 shares)
  Net income ..................        $ 1.34     1.16    $  3.63      3.51
  Dividends ...................        $ 0.38     0.35    $  1.13      1.06

See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
----------------------------------------------------------------------------
(000's omitted,
Except Per Share Data)                                   1997       1996
----------------------------------------------------------------------------
OPERATING ACTIVITIES:

 Net income                                            $  2,496   $  2,413
Adjustments to reconcile net inc to cash
 Provided by Operating Activities:
  Depreciation and amortization                             742        666
  Provision for loan losses                                 468        447
  Amortization (accretion) on securities                     69        106
  Loans originated for sale                             (14,665)   (16,087)
  Loans sold                                             13,478     16,103
  Gain on investment securities                              12         67
  Decrease (increase) in interest receivable                 22       (114)
  Decrease (increase) in other assets                       837       (594)
  Increase (decrease) in accrued taxes,
    interest, and other liabilities                      (1,088)       603
                                                       --------   --------
Total Adjustments                                          (125)     1,197
                                                       --------   --------
Net Cash Provided By (Used In) Operating Activities       2,371      3,610
                                                       --------   --------
Cash Flows From Investing Activities:

 Net decrease in deposits with other banks                    0         95
 Proceeds from maturities of inv activities - HTM           665      3,835
 Proceeds from maturities of inv activities - AFS        12,426     10,005
 Purchases of investment securities - HTM                (3,437)    (1,295)
 Purchases of investment securities - AFS               (18,252)   (17,552)
 Net (increase) in customer loans                        (5,745)    (8,726)
 Capital expenditures                                      (143)    (1,734)
                                                       --------   --------
Net Cash Used in Investing Activities                   (14,486)   (15,372)

Cash Flows From Financing Activities:

 Net increase (decrease) in DDA/SAV deposits              4,334       (990)
 Net increase (decrease) in Time deposits                 1,862      7,011
 Net increase (decr) in borrowing's                         316         64
 Proceeds from stock issuance                               454         67
 Cash dividends                                            (778)      (729)
                                                       --------   --------
Net Cash Provided By (Used In) Financing Activities       6,188      5,423

NET DECREASE IN CASH AND CASH EQUIVALENTS               ($5,927)   ($6,339)

CASH AND CASH EQUIVALENTS - BEGINNING                  $ 20,371   $ 17,845
CASH AND CASH EQUIVALENTS - ENDING                     $ 14,444   $ 17,122
                                                       ========   ========
CASH PAID FOR:
 INTEREST                                              $  6,695   $  6,224
 INCOME TAXES                                          $  1,094   $  1,252

See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                          NINE MONTHS       NINE MONTHS
                                             ENDED             ENDED
----------------------------------------------------------------------------
                                            Sept 30,          Sept 30,
(000's omitted)                               1997             1996
----------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period              $ 3,386           $ 3,335
    Issuance of shares under
      director stock purchase plan
      and dividend reinvestment prog             50                 9
    Stock dividend                                0                 0
                                            -------           -------
  Balance, end of period                      3,436             3,344

SURPLUS
  Balance, beginning of period               16,266            15,910
    Issuance of shares under
      director stock purchase plan
      and dividend reinvestment prog            404                58
    Stock dividend                                0                 0
                                            -------           -------
  Balance, end of period                     16,670            15,968

RETAINED EARNINGS
  Balance, beginning of period                4,632             2,690
    Net income                                2,496             2,413
    Cash dividends declared                    (778)             (728)
                                            -------           -------
  Balance, end of period                      6,350             4,375

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                 (175)              (55)
    Change in unrealized gain (loss)
    on securities, net of tax                   178              (404)
                                            -------           -------
  Balance, end of period                          3              (459)
                                            -------           -------
TOTAL SHAREHOLDERS' EQUITY                  $26,459           $23,228
                                            =======           =======

See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10QSB and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note 2.  Reclassifications
         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the nine months ended September 30, 1997 and 1996. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.


                   NINE MONTHS, 1997 VERSUS NINE MONTHS, 1996

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (principally investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits and other borrowings). As indicated in the income statement on page 5 interest income for the nine months ended September 30, 1997 was $16,119,000 compared to $15,245,000 for the same period in 1996. This represents an increase of 5.7%. The primary factors contributing to the interest income increase are growth in the Company's loan portfolio (the largest group of earning assets) and investment securities. Also indicated in the income statement, interest expense for the nine months ended September 30, 1997 was $6,876,000 compared to $6,375,000 for the same period in 1996. This represents an increase of 7.9%. Increases in the Company's certificate of deposit balances, savings account balances and interest rates caused the increase in interest expense. Balances increased due to greater market penetration in existing markets, growth in new market areas, and a change in consumer behavior toward certificates and savings products as market interest rates varied.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 1997, the ALL was $2,979,000, or 1.65% of total loans. This compares with $2,757,000, or 1.57%, at September 30, 1996.

The provision for loan losses was $468,000 for the first nine months of 1997 and $447,000 for the same period in 1996. The primary reason for increasing the provision was the maintenance of an adequate allowance.


NON-INTEREST INCOME

Non-interest income was $2,557,000 for the first three quarters of 1997 and $2,492,000 in the same period of 1996. This figure represents an increase of 2.6% in 1997. Table 1 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,167,000 in the first three quarters of 1997 and $1,002,000 in the same period of 1996. This represents an increase of
16.5%   The increase occurred from the deposit growth the company experienced in its existing and new markets from September 30, 1996 to September 30, 1997.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $178,000 in the first nine months of 1997 and $249,000 in the same period in 1996. This 28.5% decrease occurred because of strong competitive pressures and a reduction in the margins of these sold mortgage loans.

Gains on the sale of other real estate were $1,000 in the first nine months of 1997 compared to $145,000 for the same period in 1996. This decrease occurred because the Corporation began 1996 with several pieces of other real estate which were sold in the second quarter of 1996. In 1997 the Corporation had and sold fewer other real estate properties.

Fiduciary income increased $109,000 in the first nine months of 1997 compared to the same time period in the prior year. This 43.4% increase in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income, includes income from the sale of checks, safe deposit box rent, and other miscellaneous income items.


TABLE 1
                                         Nine Months Ended
Analysis of Non-Interest Income            September 30,
----------------------------------------------------------
(000's omitted)
                                          1997       1996
----------------------------------------------------------
Service Charges on Deposit Accounts     $1,167     $1,002
Gain on Sale of Mortgages                  178        249
Gain on Sale of Real Estate Owned            1        145
Mortgage Servicing Fees                    295        292
Fiduciary Income                           360        251
Other Operating Income                     556        553
                                        ------     ------
 Total Non-Interest Income              $2,557     $2,492
                                        ======     ======

Non-Interest Expense

Total non-interest expense was $7,700,000 in the first three quarters of 1997 compared with $7,515,000 in the same period of 1996. This is an increase of 2.5%.

Salary and benefit costs, Fentura's largest non-interest expense category, were $3,730,000 in the first nine months of 1997, compared with $3,415,000 for the first nine months of 1996. 1997 salary costs represent an increase of 9.2% over 1996. Increased costs are primarily a result of adding new positions to staff two new branches opened in the last half of 1996.

During the first nine months of 1997 equipment expenses were $1,054,000 compared to $962,000 for the same period in 1996. Depreciation on equipment (mostly computer hardware and software) for the new branch and increased costs for maintenance contracts on the Corporation's computer systems are the primary reasons for the increase in equipment expense.

Occupancy expenses associated with the Company's facilities were $502,000 in the first three quarters of 1997 compared to $482,000 in the same period of 1996. This represents an increase of 4.1%. The primary reason for the increase in occupancy expense is the cost associated with leasing and operating the two new branch facilities and increases in costs associated with grounds maintenance.

Loan and collection expenses were $312,000 in the first nine months of 1997 compared to $283,000 for the same period in 1996, an increase of 10.2%. The increase is primarily attributable to an increase in indirect consumer loan volume and accordingly, an increase in dealer reserve expense.

FDIC assessment expense was $20,000 in the first nine months of 1997 compared to $1,000 in the same period of 1996. The increase is attributable to the FDIC's reinstatement of required reserves.

In the first three quarters of 1997, the Company experienced a $12,000 loss on security transactions compared to $67,000 for the same period in 1996. The losses were associated with the sale of investment securities which the Company sold in order to reinvest in issues with higher interest rates.

Other operating expenses were $1,638,000 in the first three quarters of 1997 compared to $1,839,000 in the first three quarters of 1996. The decrease in expense is attributable to loss of $125,000 on a litigation settlement which occurred in the second quarter of 1996.

TABLE 2
                                        Nine Months Ended
Analysis of Non-Interest Expense          September 30,
----------------------------------------------------------
(000's omitted)
                                        1997       1996
----------------------------------------------------------
Salaries and  Benefits                 $3,730     $3,415
Equipment                               1,054        962
Net Occupancy                             502        482
FDIC Assessment                            20          1
Office Supplies                           194        194
Loan & Collection Expense                 312        283
Advertising                               238        272
Security Losses                            12         67
Other Operating Expense                 1,638      1,839
                                       ------     ------
Total Non-Interest Expense             $7,700     $7,515
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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first nine months of 1997 and 1996.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of September 30, 1997 federal funds sold represented 1.4% of total assets, compared to .8% at September 30, 1996. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities have increased due to growth in deposits. In the first nine months of 1997 time deposits increased $1,862,000 and demand and savings deposits
increased $4,334,000.   Comparatively, in the first nine months of 1996, cash
flows from financing activities were growth in Time deposits of $7,011,000 and a decline of demand and savings deposits of $990,000. Cash flows from investing activities were ($14,486,000) during the first nine months of 1997 and ($15,372,000) in the same period of 1996. The primary reason for the investing activities was an increase in deposits creating funding for increases in the investment and loan portfolios.

CAPITAL MANAGEMENT

Total shareholders' equity rose 13.9% to $26,459,000 at September 30, 1997 compared with $23,228,000 at September 30, 1996. The Company's equity to asset ratio was 10.1% at September 30, 1997 and 9.4% at September 30, 1996. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first three quarters of 1997, the Company increased its cash dividends by 6.6% to $1.13 per share compared with $1.06 in the first three quarters of 1996.

As indicated on the balance sheet on page 4, at September 30, 1997 the Company had an unrealized gain on securities available for sale (AFS) of $3,000 compared to an unrealized loss at September 30, 1996 of $459,000. This decrease in unrealized loss to a gain position is attributable to market interest rates and the interest rate structures on those securities held in the Company's AFS portfolio.


                 THIRD QUARTER, 1997 VERSUS THIRD QUARTER, 1996

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (principally investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits and other borrowings). As indicated in the income statement on page 5 interest income for the three months ended September 30, 1997 was $5,484,000 and compared to $5,198,000 for the same period in 1996. This represents an increase of 5.5%. The primary factors contributing to the interest income increase are growth in the Company's loan portfolio (the largest group of earning assets) and investment securities. Also indicated in the income statement, interest expense for the three months ended September 30, 1997 was $2,315,000 compared to $2,170,000 for the same period in 1996. This represents an increase of 6.7%. Increases in the Company's savings account and certificate of deposit balances caused the increase in interest expense. Balances increased due to greater market penetration in existing markets and growth in new markets.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $156,000 for the three months ended September 30, 1997 and $117,000 for the same period in 1996.

NON-INTEREST INCOME

Non-interest income was $884,000 in the third quarter of 1997 and $795,000 in the same period of 1996. This figure represents an increase of 11.2% in 1997. Table 3 provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $409,000 in the third quarter of 1997 and $364,000 in the same period of 1996. This represents an increase of 12.4%.
The increase occurred from the deposit growth the company experienced in its existing and new markets throughout the last year causing an increase in service charge income opportunity.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $43,000 in the third quarter of 1997 and $55,000 in the same period in 1996. This 21.8% decrease occurred because of strong competitive pressures and a reduction in the margins of these sold mortgage loans.

During the third quarter of 1997 there were no gains on the sale of other real estate compared to $5,000 for the same period in 1996. This increase occurred because the Corporation began 1996 with several pieces of other real estate of which a portion were sold in the third quarter. In the third quarter of 1997 the Corporation had no other real estate properties.

Fiduciary income was $140,000 in the third quarter of 1997 compared to $98,000 in the same period of 1996, an increase of $42,000 or 42.9%. The increase in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.


TABLE 3
                                          Three Months Ended
Analysis of Non-Interest Income             September 30,
------------------------------------------------------------
(000's omitted)
                                          1997       1996
------------------------------------------------------------
Service Charges on Deposit Accounts      $ 409      $ 364
Gain on Sale of Mortgages                   43         55
Gain on Sale of Real Estate Owned            0          5
Mortgage Servicing Fees                     99         96
Fiduciary Income                           140         98
Other Operating Income                     193        177
                                         -----      -----
 Total Non-Interest Income               $ 884      $ 795
                                         =====      =====

Non-Interest Expense

Total non-interest expense was $2,560,000 in the third quarter of 1997 compared with $2,589,000 in the same period of 1996.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,215,000 in the quarter ended September 30, 1997, compared with $1,198,000 for the same period in 1996. 1997 salary costs represent an increase of 1.4% over 1996. Increased costs are primarily a result of adding new positions to staff two new branches opened in the last half on 1996.

During the third quarter of 1997 equipment expenses were $361,000 compared to $330,000 for the same period in 1996, an increase of 9.4%. Equipment (mostly computer hardware and software) for the new branch and increased costs for maintenance contracts are the primary reasons for the increase in equipment expense costs.

FDIC assessment expense was $7,000 in the third quarter of 1997 compared to $0 in the same period of 1996. The increase is attributable to the FDIC's reinstatement of required reserves

Advertising expenses were $71,000 in the quarter ended September 30, 1997 compared to $92,000 in the same quarter of 1996. This is a decrease of 22.8%. Expenses associated with certain promotional and media related transactions were reduced in 1997.

Loan and collection expenses were $113,000 in the third quarter of 1997 compared to $97,000 for the same period in 1996, an increase of 16.5%. The increase is primarily attributable to an increase in indirect consumer loan volume and accordingly, an increase in dealer reserve expense.

During the third quarter of 1997, the Company experienced a $12,000 loss on security transactions compared to $0 for the same period in 1996. The losses were associated with the sale of investment securities which the Company sold in order to reinvest in issues with higher interest rates.

Other operating expenses were $550,000 in the third quarter of 1997 compared to
$631,000 in the same period of 1996.   The decrease in expense in 1997 is
attributable to a decline in fees paid to consultants.

TABLE 4
                                   Three Months Ended
Analysis of Non-Interest Expense       September 30,
-----------------------------------------------------
(000's omitted)
                                    1997       1996
-----------------------------------------------------
Salaries and  Benefits             $1,215     $1,198
Equipment                             361        330
Net Occupancy                         165        174
FDIC Assessment                         7          0
Office Supplies                        66         67
Loan & Collection Expense             113         97
Advertising                            71         92
Security Losses                        12          0
Other Operating Expense               550        631
                                   ------     ------
 Total Non-Interest Expense        $2,560     $2,589
                                   ======     ======

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits
    The exhibits listed on the "Exhibit Index" on page 16 of this report are incorporated herein by reference.

b.  Report on Form 8-k
    No reports on Form 8-k were filed for the quarter ended September 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .


                             FENTURA BANCORP, INC.




Date  November 11, 1997                   By   /s/  Donald L. Grill
      -----------------                        --------------------
                                               Donald L. Grill
                                               Director
                                               President & CEO


Date  November 11, 1997                   By  /s/  Ronald L. Justice
      -----------------                       ----------------------
                                              Ronald L. Justice
                                              Vice President (Authorized Signer)
                                              Chief Financial Officer
                                              Cashier

                             FENTURA BANCORP, INC.
                      1997 Quarterly Report on Form 10Q-SB
                                 EXHIBIT INDEX



Exhibit
  No.                                 Exhibit                                           Location
-------  ---------------------------------------------------------                      --------
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
