Form 10KSB40
period 1997-12-31
FENTURA BANCORP INC
filed 1998-03-26
CIK 919865

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For fiscal year ended December 31, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from            to
                                       -----------  -----------------

                         Commission file number 0-23550

                                Fentura Bancorp, Inc.
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

        Michigan                                          38-2806518
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

One Fenton Sq, PO Box  725, Fenton,  Michigan             48430-0725
---------------------------------------------     ------------------------------
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

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State Issuer's revenues for its most recent fiscal year. $25,073,000.

  Aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked prices of such stock was approximately $37,297,894 as of March 18, 1998.

  State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date. 696,341 shares of Common Stock ($5 par value) as of March 18, 1998.

  The Index to the Exhibits can be found on pages 9 and 10.

                                                     Page 1 of     pages

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Fentura Bancorp, Inc. Proxy Statement for its annual meeting of shareholders held March 18, 1998 are incorporated by reference into Part I through III.

                              Fentura Bancorp, Inc.

                        1997 Annual Report on Form 10-KSB

                                Table Of Contents

                                                                            Page
                                                                            ----
PART I
    Item 1.    Description of Business                                       4
    Item 2.    Description of Property                                       6
    Item 3.    Legal Proceedings                                             6
    Item 4.    Submission of Matters to a Vote of Security Holders           6

PART II
    Item 5.    Market for Common Equity and Related Stockholder Matters      6
    Item 6.    Management's Discussion and Analysis or Plan of Operation     7
    Item 7.    Financial Statements                                          7
    Item 8.    Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                  7

PART III
    Item 9.    Directors, Executive Officers, Promoters, and Control Persons
                   Compliance with Section 16(a) of the Exchange Act         7
    Item 10.  Executive Compensation                                         7
    Item 11.  Security Ownership of Certain Beneficial Owners and Management 7
    Item 12.  Certain Relationships and Related Transactions                 8
    Item 13.  Exhibits and Reports on Form 8-K                               8

SIGNATURES                                                                   9

EXHIBIT INDEX                                                              10-11

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

     Fentura Bancorp, Inc. (the "Company" or "Fentura") is a one-bank holding company headquartered in Fenton, Michigan. The Company's subsidiary bank operates nine community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan. At the close of business on December 31, 1997, the Company had assets of $263 million, deposits of $231 million, and shareholders' equity of $27 million. Trust assets under management totaled $57.6 million.

     Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank ("TSB" or the "Bank"). TSB traces its origins to its original predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898.
See "The Bank".

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities that are closely related to the business of banking. See "Supervision and Regulation."

     The Company's principal executive offices are located at One Fenton Square, Fenton, Michigan 48430-0725, and its telephone number is (810) 629-2263.

The Bank

     TSB's ultimate predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name "The Commercial Savings Bank of Fenton." In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank via a merger with a corporation formed for that purpose. For nearly 100 years TSB has been engaged in the general banking business in the Fenton, Michigan area. Its depositors are insured by the Federal Deposit Insurance Corporation (the "FDIC"), but it is not a member of the Federal Reserve System. As a state bank, it is subject to federal and state laws applicable to banks and to regulation and supervision by the FDIC and the Commissioner of the Financial Institutions Bureau of Michigan. See "Supervision and Regulation."

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

     TSB is headquartered in the City of Fenton, Michigan, and considers its primary service area to be the County of Genesee, Michigan. As of December 31, 1997, TSB operated four offices in the City of Fenton, Michigan, one office in the City of Linden, Michigan, two offices in the City of Davison, Michigan, one office in the Village of Holly, Michigan, and one office in the City of Clarkston, Michigan. Its main office is located downtown Fenton.

     As of December 31, 1997, TSB employed 113 full time personnel, including 24 officers, and an additional 32 part time employees. TSB considers its employee relations to be excellent.


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

ITEM 3.  LEGAL PROCEEDINGS

     As of December 31, 1997, the Corporation was not party to any litigation required to be described in this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The market and dividend information required by this item appears under the captions "Fentura Bancorp, Inc. Common Stock" and "Table 8" on page 43 of the Corporation's 1998 Notice of Annual Meeting and Proxy Statement, and is incorporated herein by reference.

     The holders of record information required by this item appears under the caption "Shareholders Entitled to Vote" on page 3 of the Corporation's 1998 Notice of Annual Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing on pages 33 through 43 of the Corporation's 1998 Notice of Annual Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Corporation and Report of Grant Thornton LLP, Independent Auditors appear on pages 10 through 32 of the Corporation's 1998 Notice of Annual Meeting and Proxy Statement, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the years ended December 31, 1997 and 1996, the Corporation had no changes or disagreements with accountants on accounting and financial disclosure required to be described in this item.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item with regard to Item 401 of Regulation S-B appears under the captions "Information Concerning Nominees and Incumbent Directors", "Meetings and Committees of the Board of Directors of the Corporation", and "Executive Officers" on pages 4, 5, and 7 respectively, of the Corporation's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

     The information required by this item with regard to Item 405 of Regulation S-B appears under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 4 and 9, respectively, of the Corporation's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item appears under the captions "Executive Compensation", "Directors' Fees", and "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" on page 8 of the Corporation's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 5 and 6 of the Corporation's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appear under the caption "Transactions with Certain Interested Parties" on page 9 of the Corporation's 1998 Notice of Annual Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Report on Form 8-K

      No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(b)  Exhibits:
      The "Exhibit Index" is filed herewith on pages 10 through 11 of this report and is incorporated herein by reference.

                                  SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fentura Bancorp, Inc.
-----------------------------
       (Registrant)

By /s/ Donald L. Grill        Date:  March 18, 1998
  ---------------------------
     Donald L. Grill
      On behalf of the registrant
       and as President & CEO,
       and Director

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                    Capacity                         Date
---------------------------      --------------------------       --------------

/s/ Russell H. VanGilder, Jr.    Vice Chairman of the Board       March 18, 1998
-----------------------------    and Director
Russell H. VanGilder, Jr.

/s/ Forrest A. Shook             Vice Chairman of the Board       March 18, 1998
-----------------------------    Director
Forrest A. Shook

/s/ Richard A. Bagnall           Executive Vice President         March 18, 1998
-----------------------------    & Director
Richard A. Bagnall

/s/ Jon S. Gerych                Director                         March 18, 1998
-----------------------------
Jon S. Gerych

/s/ Philip J. Lasco              Director                         March 18, 1998
-----------------------------
Philip J. Lasco

/s/ Thomas P. McKenney           Director                         March 18, 1998
-----------------------------
Thomas P. McKenney

/s/ Brian P. Petty               Director                         March 18, 1998
-----------------------------
Brian P. Petty

/s/ Glen J. Pieczynski           Director                         March 18, 1998
-----------------------------
Glen J. Pieczynski

/s/ Ronald L. Justice            V.P. & Chief Financial Officer   March 18, 1998
-----------------------------    (Also Principal Accounting
Ronald L. Justice                Officer)

                              FENTURA BANCORP, INC.
                         1997 Annual Report on Form 10-K
                                  EXHIBIT INDEX

 Exhibit
   No.                             Exhibit                                              Location
 -------    --------------------------------------------------                          --------
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

  22.1      Subsidiaries of the Registrant                                                  *

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
