Form 10-Q
period 1998-03-31
FENTURA BANCORP INC
filed 1998-05-15
CIK 919865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________

                         Commission file number 0-23550

                              Fentura Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Michigan                                  38-2806518
---------------------------------------     ------------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

               One Fenton Sq, P.O. Box 725, Fenton, Michigan 48430
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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
  X   Yes          No
------      ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   May 12, 1998
                                                -----------------

 Class - Common Stock                         Shares Outstanding - 1,400,777

                              Fentura Bancorp, Inc.
                               Index To Form 10-Q



                                                                          Page
                                                                          ----

Part I - Financial Information

    Item 1 - Consolidated Financial Statements                            3

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9

Part II - Other Information

    Item 1 - 6  Miscellaneous Information                                16

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc. and Subsidiaries
  Consolidated Balance Sheets (Unaudited)

--------------------------------------------------------------------------------------
                                               MARCH 31,        DEC 31,      MARCH 31,
(000's omitted Except Per Share Data)           1998             1997          1997
--------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                    $  10,163          11,047           9,528
  Federal funds sold                             9,300           5,400           5,200
                                             -----------------------------------------
    Total Cash & Cash Equivalents               19,463          16,447          14,728

  Interest bearing deposits with banks               0              95              95

  Investment securities-held to maturity,
    at cost (market value of $9,952, and
    $7,477 at March 31, 1998 and 1997,
    respectively)                                9,848           9,590           7,466
  Investment securities-avail for sale,
    at market                                   42,549          46,460          45,075
                                             -----------------------------------------
      Total investment securities               52,397          56,050          52,541

  Loans:
    Commercial                                  75,790          81,063          76,656
    Tax exempt development loans                   449             481             713
    Real estate loans - mortgage                13,617          14,589          15,297
    Real estate loans - construction            15,701          15,007          19,018
    Consumer loans                              70,272          69,533          66,108
                                             -----------------------------------------
  Total loans                                  175,829         180,673         177,792
  Less: Reserve for loan losses                 (3,012)         (2,955)         (2,913)
                                             -----------------------------------------
  Net loans                                    172,817         177,718         174,879

  Loans held for sale                            7,867           3,525             768

  Bank premises and equipment                    3,789           3,990           4,566
  Accrued interest receivable                    1,715           1,907           1,738
  Other assets                                   3,432           3,066           3,784
                                             -----------------------------------------
    Total assets                             $ 261,480         262,798         253,099
                                             =========================================


LIABILITIES
  Deposits:
    Non-interest bearing deposits                    $ 29,070        31,072        25,286
    Interest bearing deposits                         199,884       199,462       197,930
                                                     ------------------------------------
      Total deposits                                  228,954       230,534       223,216

  Federal Funds Purchased                                   0             0             0
  Other borrowings                                      2,394         2,685         2,695
  Accrued taxes, interest and
    other liabilities                                   2,580         2,837         2,653
                                                     ------------------------------------
      Total liabilities                               233,928       236,056       228,564
                                                     ------------------------------------
STOCKHOLDERS' EQUITY

  Common stock - $5 par value
   1,392,777 shares issued (692,343 in
   1997 and 679,895 in March, 1997)                     6,964         3,462         3,399
  Surplus                                              17,111        16,913        16,371
  Retained Earnings                                     3,362         6,308         5,109
  Unrealized loss on sec avail for sale                   115            59          (344)
                                                     ------------------------------------
    Total stockholder's equity                         27,552        26,742        24,535
                                                     ------------------------------------
      Total liabilities and
      stockholder's equity                           $261,480       262,798       253,099
                                                     ====================================


See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)



                                                     Three Months Ended
                                                           March 31,
-----------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                1998        1997
-----------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                         $4,456       4,433
  Interest and dividends on
   investment securities:
    Taxable                                             672         670
    Tax-exempt                                          119          88
  Int on deposits with banks                              1           2
  Interest on federal funds sold                         48          91
                                                     ------------------
       Total interest income                          5,296       5,284

  INTEREST EXPENSE
    Deposits                                          2,162       2,208
    Short-term borrowings                                46          43
                                                     ------------------
       Total interest expense                         2,208       2,251

  NET INTEREST INCOME                                 3,088       3,033
  Provision for loan losses                             156         156
                                                     ------------------
    Net interest income after
     provision for loan losses                        2,932       2,877

  NON-INTEREST INCOME
    Service chrgs on dep accts                          415         362
    Fiduciary income                                    141         105
    Other operating income                              404         339
                                                     ------------------
      Total non-interest income                         960         806

  NON-INTEREST EXPENSE
    Salaries and benefits                             1,239       1,288
    Occupancy of bank premises                          178         177
    Equipment expense                                   316         339
    Other operating expenses                            967         803
    Investment gains (losses)                             0           0
                                                     ------------------
      Total non-interest expense                      2,700       2,607

  NET INCOME BEFORE TAXES                             1,192       1,076
  Applicable income taxes                               372         341
                                                     ------------------
  NET INCOME                                         $  820         735
                                                     ==================
  Per share: (1,392,777 shares)
  Net income .................................       $ 0.59        0.53
  Dividends  .................................       $ 0.20        0.19



See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows



                                                             Three Months Ended
                                                                   March 31,
--------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                      1998           1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

  Net income                                             $    820       $    735
 Adjustments to reconcile net inc to cash
    Provided by Operating Activities:
      Depreciation and amortization                           218            247
      Provision for loan losses                               156            156
      Amortization (accretion) on securities                   10             24
      Loans originated for sale                            (5,876)        (4,903)
      Loans sold                                            1,534          5,142
      Gain on investment securities                             0              0
      Decrease (increase) in interest receivable              192             97
      Decrease (increase) in other assets                    (396)          (692)
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                      (257)        (1,201)
                                                         -----------------------
Total Adjustments                                          (4,419)        (1,130)
                                                         -----------------------
Net Cash Provided By (Used In) Operating Activities        (3,599)          (395)
                                                         -----------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                    95              0
  Proceeds from maturities of inv activities - HTM             20             10
  Proceeds from maturities of inv activities - AFS         11,450          3,565
  Purchases of investment securities - HTM                   (281)          (552)
  Purchases of investment securities - AFS                 (7,460)        (4,964)
  Net (increase) in customer loans                          4,745         (2,642)
  Capital expenditures                                        (17)           (19)
                                                         -----------------------
Net Cash Used in investing Activities                       8,552         (4,602)

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                 167         (3,663)
  Net increase (decrease) in Time deposits                 (1,747)         2,961
  Net increase (decr) in borrowing's                         (291)           326
  Proceeds from stock issuance                                218            119
  Cash dividends                                             (284)          (258)
                                                         -----------------------
Net Cash Provided By (Used In) Financing Activities        (1,937)          (515)

NET DECREASE IN CASH AND CASH EQUIVALENTS                $  3,016       ($ 5,512)

CASH AND CASH EQUIVALENTS - BEGINNING                    $ 16,447       $ 20,371
CASH AND CASH EQUIVALENTS - ENDING                       $ 19,463       $ 14,859
                                                         =======================

CASH PAID FOR:
  INTEREST                                               $  2,400       $  2,233
  INCOME TAXES                                           $    200       $      0



See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)


                                                                     Three Months Ended   Three Months Ended
------------------------------------------------------------------------------------------------------------
                                                                            March 31,            March 31,
(000's omitted)                                                               1998                  1997
------------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                                             $  3,462               $  3,386
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                                                 20                     13
    Stock dividend                                                            3,482                      0
                                                                           --------               --------
  Balance, end of period                                                      6,964                  3,399

SURPLUS
  Balance, beginning of period                                               16,913                 16,266
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                                                198                    105
    Stock dividend                                                                0                      0
                                                                           --------               --------
  Balance, end of period                                                     17,111                 16,371

RETAINED EARNINGS
  Balance, beginning of period                                                6,308                  4,632
    Net income                                                                  820                    735
    Stock dividend                                                           (3,482)
    Cash dividends declared                                                    (284)                  (258)
                                                                           --------               --------
  Balance, end of period                                                      3,362                  5,109

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                                                   59                   (175)
    Change in unrealized gain (loss)
    on securities, net of tax                                                    56                   (169)
                                                                           --------               --------
  Balance, end of period                                                        115                   (344)
                                                                           --------               --------
TOTAL SHAREHOLDERS' EQUITY                                                 $ 27,552               $ 24,535
                                                                           ========               ========


See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME



                                            Three Months Ended
(000's Omitted)                                   March 31,
                                              1998       1997
                                             ----------------
Net Income                                   $ 820      $ 735
Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during period                            $  56      ($169)
  Less: reclassification adjustment for
    gains included in net income             $   0      $   0
                                             ----------------
Other comprehensive income                   $  56      ($169)
                                             ----------------
Comprehensive income                         $ 876      $ 566
                                             ================



Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Note 2.  Reclassifications
         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Note 3. During the first quarter of 1998 the Corporation adopted the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". The statement requires that entities present items of other comprehensive income in a financial statement with the same prominence as other financial statements. This statement requires reclassification of financial statements for earlier periods for comparative purposes.

         The adoption for SFAS No. 130 does not effect the net income of the Corporation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the three months ended March 31, 1998 and 1997. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.


                  THREE MONTHS, 1998 VERSUS THREE MONTHS, 1997

Net Interest Income

Net interest income, the principal source of earnings, is the amount of interest income generated by earning assets (principally investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits and other borrowings). Table 1 summarizes the changes in net interest income resulting from changes in volume and rates for the quarters ended March 31, 1998 and 1997. As indicated in the table, during 1998 net interest income increased due to the increase in volume of earning assets and both the reduction of volume and rate of interest bearing liabilities. Table 1 also indicates that the increase in net interest income in 1997 was due to an increase in volume of earning assets. Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 1998 and 1997 are shown in Table 2. Net interest income for the three months ended March 31, 1998 was $3,088,000 an increase of $55,000 over the same period in 1997. This represents an increase of 1.8%. The primary factors contributing to the net interest income increase are growth in the Corporation's earning assets through increases in federal funds sold and loans held for sale and a reduction of interest expense due to lower rates paid on savings, interest bearing DDA, and other time deposits. Also indicated in Table 2, for the three months ended March 31, 1997 net interest income was $3,033,000. This is an increase of $155,000 or 5.4% over the same period in 1996. The increase in 1997 is attributable to the increase in income derived from increases within investment securities and loans.

Table 1                  CHANGES IN NET INTEREST INCOME
                        DUE TO CHANGES IN AVERAGE VOLUME
                               AND INTEREST RATES
                          THREE MONTHS ENDED MARCH 31,

                                             INCREASE (DECREASE)                 INCREASE (DECREASE)
                                                    1998                                 1997
                                                   DUE TO:                              DUE TO:
                                        ----------------------------------------------------------------------
TWELVE MONTHS ENDED DECEMBER 31,                        YIELD/                               YIELD/
(000'S OMITTED)                              VOL        RATE       TOTAL          VOL        RATE       TOTAL
--------------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS IN BANKS          ($  1)      $   0       ($  1)      ($  2)      $   0       ($  2)
TAXABLE SECURITIES                             (1)          3           2         109          35         144
TAX-EXEMPT SECURITIES                          38          (7)         31         (46)          1         (45)
FEDERAL FUNDS SOLD                            (46)          3         (43)        (11)         (3)        (14)
TOTAL LOANS                                   (16)        (45)        (61)        245         (36)        209
LOANS HELD FOR SALE                            97         (13)         84          (6)          1          (5)
                                            -----------------------------------------------------------------
    TOTAL EARNING ASSETS                       71         (59)         12         289          (2)        287

INTEREST BEARING DEMAND DEPOSITS               13          (6)          7          18          (5)         13
SAVINGS DEPOSITS                               17         (23)         (6)          6          29          35
TIME CD'S $100,000 AND OVER                   (51)         10         (41)         21         (25)         (4)
OTHER TIME DEPOSITS                             7         (13)         (6)        108          (8)        100
OTHER BORROWINGS                               (2)          5           3         (13)          1         (12)
                                            -----------------------------------------------------------------
    TOTAL INTEREST BEARING LIABILITIES        (16)        (27)        (43)        140          (8)        132
                                            -----------------------------------------------------------------
         NET INTEREST INCOME                $  87       ($ 32)      $  55       $ 149       $   6       $ 155
                                            =================================================================



TABLE 2                                                                AVERAGE BALANCES AND RATES
                                                                      THREE MONTHS ENDED MARCH 31,
(000's omitted)                                              1998                                    1997
                                          ---------------------------------------    ----------------------------------
                                           AVERAGE        INCOME/          YIELD/       AVERAGE        INCOME/    YIELD/
ASSETS                                     BALANCE        EXPENSE           RATE        BALANCE        EXPENSE     RATE
                                          --------------------------------------     ----------------------------------
 Interest bearing deposits in
  Banks                                    $      64     $       1         6.34%     $      95    $       2       8.54%
 Investment securities:
   U.S. Treasury and Government Agencies      43,620           657         6.11%        43,723          656       6.08%
   State and Political                         9,822           119         4.91%         6,860           88       5.20%
   Other                                         760            15         8.00%           716           14       7.93%
                                           ------------------------------------      ---------------------------------
   Total Investment Securities                54,202           791         5.92%        51,299          758       5.99%
   Fed Funds Sold                              3,492            48         5.57%         7,049           91       5.24%
 Loans:
   Commercial                                 86,699         2,084         9.75%        86,498        2,116       9.92%
   Tax Free                                      467             7         6.08%           734           10       5.53%
   Real Estate-Mortgage                       19,604           518        10.72%        25,370          671      10.73%
   Consumer                                   70,216         1,746        10.08%        65,038        1,619      10.10%
                                           ------------------------------------      ---------------------------------
 Total loans                                 176,986         4,355         9.98%       177,640        4,416      10.08%
 Allowance for Loan Loss                      (2,945)                                   (2,871)
 Net Loans                                   174,041         4,355        10.15%       174,769        4,416      10.25%
                                           ------------------------------------      ---------------------------------
Loans Held for Sale                            5,697           101         7.19%           846           17       8.15%
                                           ------------------------------------      ---------------------------------
 TOTAL EARNING ASSETS                      $ 240,441     $   5,296         8.93%     $ 236,929    $   5,284       9.04%
                                           ---------------------------------------------------------------------------
 Cash Due from Banks                           9,558                                     9,525
 All Other Assets                              9,175                                    10,009
                                           ---------                                 ---------
TOTAL ASSETS                               $ 256,229                                 $ 253,592
                                           =========                                 =========

LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-interest bearing - DDA              $  25,840                                 $  26,378
   Interest bearing - DDA                     35,958           202         2.28%        33,715          195       2.35%
   Savings Deposits                           58,631           459         3.17%        56,594          465       3.33%
   Time CD's $100,000 and Over                25,474           379         6.03%        28,963          420       5.88%
   Other Time CD's                            79,185         1,122         5.75%        78,689        1,128       5.81%
                                           ------------------------------------      ---------------------------------
 Total Deposits                              225,088         2,162         3.90%       224,339        2,208       3.99%
 Other Borrowings                              2,421            46         7.71%         2,512           43       6.94%
                                           ------------------------------------      ---------------------------------
  INTEREST BEARING LIABILITIES             $ 201,669     $   2,208         4.44%     $ 200,473    $   2,251       4.55%
                                           ---------------------------------------------------------------------------
 All Other Liabilities                         2,477                                     2,388
 Shareholders Equity                          26,243                                    24,353
                                           =========                                 =========
 TOTAL LIABILITIES and S/H EQUITY          $ 256,229                                 $ 253,592
                                           =========                                 =========
                                                                           ====                                   ====
Net Interest Rate Spread                                                   4.49%                                  4.49%
Impact of non-int bearing funds on
  margin                                                                   0.72%                                  0.70%
                                                                          -----                                  -----
Net Interest Income/Margin                               $   3,088         5.21%                  $   3,033       5.19%
                                                         ======================                   ====================


ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 1998, the ALL was $3,012,000, or 1.71% of total loans. This compares with $2,913,000, or 1.64%, at March 31, 1997.

The provision for loan losses was $156,000 for the first three months of 1998 and $156,000 for the same period in 1997. The primary reason for a level provision was only modest increases in loan outstandings including loans hold for sale.


Table 3             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES


                                                     Three Months Ended
(000's omitted)                                           March 31,
                                                    1998            1997
                                                --------------------------
Balance Beginning of Period                     $   2,955        $   2,836
                                                --------------------------
Charge-offs:
  Domestic:
    Commercial, Financial and Agricultural            (42)              (2)
    Real Estate-Mortgage                                0                0
    Installment Loans to Individuals                  (86)            (105)
    Lease Financing                                     0                0
                                                --------------------------
      Total Charge-offs                              (128)            (107)
                                                --------------------------
Recoveries:
  Domestic:
    Commercial, Financial and Agricultural             13               12
    Real Estate-Mortgage                                0                4
    Installment Loans to Individuals                   16               12
    Lease Financing                                     0                0
                                                --------------------------
      Total Recoveries                                 29               28
                                                --------------------------
Net Charge-offs                                       (99)             (79)
                                                --------------------------
Provision                                             156              156
                                                --------------------------
Balance at End of Period                        $   3,012        $   2,913
                                                ==========================
Loans outstanding at period end                 $ 175,828        $ 177,792
Average loans outstanding during period         $ 176,986        $ 177,640
Allowance for loan losses as a percentage
  of loans outstanding at period end                 1.71%            1.64%
Ratio of net charge-offs during period to
  average loans outstanding (annualized)             0.22%            0.18%


NON-INTEREST INCOME

Non-interest income was $960,000 for the first three months of 1998 and $806,000 in the same period of 1997. This figure represents an increase of 19.1% in 1998. Table 1 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $415,000 in the first three months of 1998 and $362,000 in the same period of 1997. This represents an increase of 14.6% Growth in deposit totals, the number of accounts and certain account activities account for the increase.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $74,000 in the first quarter of 1998 and $63,000 in the same period in 1997. This 17.5% increase occurred because of increases in residential mortgage refinance activity due to the impact of lower market rates.

Fiduciary income increased $36,000 in the first three months of 1998 compared to the same time period in the prior year. This 34.3% increase in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income, includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other operating income at $236,000 for the first quarter of 1998 increased $59,000 or 33.3% compared to the same time period in 1997. This increase occurred due to transaction fees associated with certain ATM activity.

TABLE 4


                                       Three Months Ended
Analysis of Non-Interest Income            March  31,
---------------------------------------------------------
(000's omitted)
                                         1998      1997
---------------------------------------------------------
Service Charges on Deposit Accounts      $415      $362
Gain on Sale of Mortgages                  74        63
Gain on Sale of Real Estate Owned           0         1
Mortgage Servicing Fees                    94        98
Fiduciary Income                          141       105
Other Operating Income                    236       177
                                         ----      ----
  Total Non-Interest Income              $960      $806
                                         ====      ====


Non-Interest Expense

Total non-interest expense was $2,700,000 in the first three months of 1998 compared with $2,607,000 in the same period of 1997. This is an increase of 3.6%.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,239,000 in the first quarter of 1998, compared with $1,288,000 for the first quarter of 1997. 1998 salary costs represent a decrease of 3.8% comparing to 1997. Reduced costs are primarily a result of several vacant positions and the reduction of salary and benefits expense accordingly.

During the first three months of 1998 equipment expenses were $316,000 compared to $339,000 for the same period in 1997. The reduction of expense in 1998 is attributable to equipment depreciation. Depreciation expense decreased because several substantial assets reached full depreciation in the last quarter of 1997.

During the first quarter of 1998 office supplies expenses were $88,000 compared to $63,000 for the same period of 1997, an increase of 39.7%. This increase is attributable to cost and volume increases of regular office supplies and preprinted forms.

Loan and collection expenses were $111,000 in the first quarter of 1998 compared to $102,000 for the same period in 1997, an increase of 8.8%. The increase is primarily attributable to an increase in indirect consumer loan volume and accordingly, an increase in dealer reserve expense and an increase in home equity loan fees waived to the customer and paid by the bank.

Other operating expenses were $681,000 in the first three months of 1998 compared to $532,000 in the first three months of 1997. This 28.0% increase in expense is attributable to a loss in January 1998 of $75,000 on an improperly endorsed check and increases in legal and consulting expense associated with efforts to improve employee benefits and enhance compensation and leveling systems.

TABLE 5


                                  Three Months Ended
Analysis of Non-Interest Expense        March 31,
----------------------------------------------------
(000's omitted)
                                   1998        1997
----------------------------------------------------
Salaries and  Benefits            $1,239      $1,288
Equipment                            316         339
Net Occupancy                        177         177
FDIC Assessment                        7           6
Office Supplies                       88          63
Loan & Collection Expense            111         102
Advertising                           81         100
Security Losses                        0           0
Other Operating Expense              681         532
                                  ------      ------
  Total Non-Interest Expense      $2,700      $2,607
                                  ======      ======

NONPERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 6 represents the levels of these assets at March 31, 1998 and 1997.

The increase in non-performing loans is primarily due to several delinquent single-family mortgage loans which have sufficient equity and no expected loss. Additionally, the increase in non-accrual loans is due to two large commercial loan facilities wherein agreements have been executed that require specific action plans, collateral pledges, and related performance expectations. The loans will be closely monitored. While the non-performing loan increase is of concern, overall asset quality remains satisfactory.

The ratio trends listed below support the above mentioned loan facilities that are included in the non-performing category.

Table 6


Non-Performing Assets and Past Due Loans
                                                       March 31,
                                                 1998             1997
                                              ---------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                  $  869,000       $  144,000
  Non-Accrual Loans                            1,688,000          747,000
  Renegotiated Loans                               8,000                0
                                              ---------------------------
    Total Non-Performing Loans                 2,565,000          891,000
                                              ---------------------------
Other Non-Performing Assets:
  Other Real Estate                                    0                0
  REO in Redemption                              154,000                0
  Other Non-Performing  Assets                    63,000           88,000
                                              ---------------------------
    Total Other Non-Performing Assets            217,000           88,000
                                              ---------------------------
Total Non-Performing Assets                   $2,782,000       $  979,000
                                              ===========================

Non-Performing Loans as a % of
  Total Loans                                       1.46%            0.50%
Non-Performing Assets as a % of
  Total Loans and Other Real Estate                 1.58%            0.55%
Allowance for Loan Losses as a % of
  Non-Performing Loans                            117.43%          326.94%
Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets                 113.80%          297.55%
Accruing Loans Past Due 90 Days or
  More to Total Loans                               0.49%            0.08%
Nonperforming Assets as a % of
  Total Assets                                      1.06%            0.39%



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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first three months of 1998 and 1997.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of March 31, 1998 federal funds sold represented 3.6% of total assets, compared to 2.1% at March 31, 1997. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities have decreased in 1998 due to a less aggressive approach to negotiating the interest rate of large time deposits and accordingly a decline in overall all deposit totals. Comparatively, in the first three months of 1997, cash flows from financing activities decreased because of a decline in checking and saving deposits. Cash flows from investing activities were $8,552,000 during the first three months of 1998 and ($4,602,000) in the same period of 1997. The primary reason for the decline in investing activities at the end of the first quarter of 1998 was an decrease in deposits creating funding for investing activity and an increase in federal funds sold.

CAPITAL MANAGEMENT

Total shareholders' equity rose 12.3% to $27,552,000 at March 31, 1998 compared with $24,535,000 at March 31, 1997. The Company's equity to asset ratio was 10.5% at March 31, 1998 and 9.7% at March 31, 1997. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first three months of 1998, the Corporation increased its cash dividends by 10.1% to $.20 per share compared with $.19 in the first three months of 1997.

As indicated on the balance sheet on page 4, at March 31, 1998 the Company had an unrealized gain on securities available for sale (AFS) of $115,000 compared to an unrealized loss at March 31, 1997 of $344,000. This decrease in unrealized loss to a gain position is attributable to market interest rates and the interest rate structures on those securities held in the Company's AFS portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to meet certain levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into two levels, Tier I capital (essentially total common stockholders' equity less goodwill) and Tier II capital (essentially the reserve for loan losses limited to 1.25% of gross risk-weighted assets). These ratios are based on the degree of credit risk in the Corporation's assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk weighted asset total. Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%.

The FDIC has adopted a risk-based insurance premium system based in part on a corporation's capital adequacy. Under this system a depository institution is classified as well capitalized, adequately capitalized, or undercapitalized according to its regulatory capital levels. Subsequently, a financial institution's premium levels are based on these classifications and its regulatory supervisory rating (the higher the classification the lower the premium). It is the Corporation's goal to maintain capital levels sufficient to receive a designation of "well capitalized".

Table 7


-----------------------------------------------------------------------------------
Capital Ratios         Regulatory
                       Minimum For
                          "Well           March 31,    December 31,       March 31,
                     Capitalization"        1998          1997              1997
-----------------------------------------------------------------------------------
Risk Based Capital:
  Total Capital            10%              13.71%        13.47%            13.05%
  Tier 1                    6%              12.46%        12.22%            11.80%
Tier 1 Leverage             5%              10.18%         9.99%             9.60%


INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity management seeks to maximize net interest income as a result of changing interest rates, within prudent ranges of risk. The Corporation attempts to accomplish this objective by structuring the balance sheet so that re-pricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these re-pricing opportunities at any point in time constitute a bank's interest rate sensitivity. As a matter of practice, the Bank doesn't use derivative transactions in managing interest rate risk.

An indicator of the interest rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, and is referred to as "GAP".

Table 8 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of December 31, 1997, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates or indices.


Table 8                          GAP ANALYSIS
                                MARCH 31, 1998

 (000's Omitted)                              Within      Three         One to         After
                                              Three       Months-       Five           Five
                                              Months      One Year      Years          Years            Total
Earning Assets:
  Interest Bearing Bank Deposits            $      0      $      0       $      0      $      0             0
  Federal Funds Sold                           9,300             0              0             0         9,300
  Investment Securities                       11,253         7,446         14,708        18,990        52,397
  Loans                                       59,077         7,782         86,156        22,814       175,829
  Loans Held for Sale                            138             0              0         7,729         7,867
                                            -----------------------------------------------------------------
    Total Earning Assets                    $ 79,768      $ 15,228       $100,864      $ 49,533      $245,393
                                            =================================================================
Interest Bearing Liabilities:
  Interest Bearing Demand Deposits          $ 34,800      $      0       $      0      $      0      $ 34,800
  Savings Deposits                            18,337             0              0        43,317        61,654
  Time Deposits Less than $100,000            13,727        42,066         23,600             0        79,393
  Time Deposits Greater than $100,000          9,396        10,637          3,614           391        24,038
  Other Borrowings                             1,219             0             40         1,135         2,394
                                            -----------------------------------------------------------------
    Total Interest Bearing Liabilities      $ 77,479      $ 52,703       $ 27,254      $ 44,843      $202,279
                                            =================================================================

Interest Rate Sensitivity GAP               $  2,289      ($37,475)      $ 73,610      $  4,690      $ 43,114
Cumulative Interest Rate
  Sensitivity GAP                           $  2,289      ($35,186)      $ 38,424      $ 43,114
Interest Rate Sensitivity GAP                   1.03           0.29          3.70          1.10
Cumulative Interest Rate
  Sensitivity GAP Ratio                         1.03           0.73          1.24          1.21

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits
    The exhibits listed on the "Exhibit Index" on page 15 of this report are incorporated herein by reference.

b.  Report on Form 8-k
    No reports on Form 8-k were filed for the quarter ended March 31, 1998.

                              FENTURA BANCORP, INC.
                        1998 Quarterly Report on Form 10Q
                                  EXHIBIT INDEX


Exhibit
   No.                                 Exhibit                                   Location
-----    ------------------------------------------------------------------     ---------
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

 10.17    Form of Employee Stock Option Plan Agreement                              *****

 10.18    Executive Stock Bonus Plan                                                *****



 10.19    Stock Purchase Plan between The State Bank and Donald E.
          Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated
          November 27, 1996                                                         ******

 10.20    Severance Compensation Agreements between the registrant and
          Donald L. Grill  and Richard A. Bagnall dated March 20, 1997              *******

 27.0     Financial Data Schedule

*         Incorporated by reference to form 10-SB registration number 0-23550
**        Incorporated by reference to form 8-K filed July 8, 1994
***       Incorporated by reference to form 10K-SB filed March 20, 1995
****      Incorporated by reference to form 10Q-SB filed May 2, 1996
*****     Incorporated by reference to form 10K-SB filed March 27, 1996
******    Incorporated by reference to form 10K-SB filed March 20, 1997
*******   Incorporated by reference to form 10Q-SB filed May 12, 1997

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FENTURA BANCORP, INC.




Date  May 14, 1998                     By /s/  Donald L. Grill
    --------------                        -----------------------------------
                                          Donald L. Grill
                                          Director
                                          President & CEO


Date  May 14, 1998                     By /s/  Ronald L. Justice
     -------------                        -----------------------------------
                                          Ronald L. Justice
                                          Vice President (Authorized Signer)
                                          Chief Financial Officer
                                          Cashier

                                  Exhibit Index

Exhibit No.                 Description
-----------                 -----------
    27                      Financial Data Schedule
