Form 10-Q
period 1998-06-30
FENTURA BANCORP INC
filed 1998-08-13
CIK 919865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                  For the quarterly period ended June 30, 1998

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from            to
                                      ------------  ------------

                         Commission file number 0-23550

                              Fentura Bancorp, Inc.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Michigan                                 38-2806518
   -----------------------------         ---------------------------------
  (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

               One Fenton Sq, P.O. Box 725, Fenton, Michigan 48430
                    (Address of Principal Executive Offices)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 12, 1998
                                                ----------------

 Class - Common Stock                         Shares Outstanding - 1,403,177

                              Fentura Bancorp, Inc.
                               Index to Form 10-Q


                                                                        Page
                                                                        ----
Part I - Financial Information

    Item 1 - Consolidated Financial Statements                            3

    Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9

Part II - Other Information

    Item 1 - 6  Miscellaneous Information                                19

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc. and Subsidiaries
  Consolidated Balance Sheets (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                    JUNE 30,         DEC 31,       JUNE 30,
(000's omitted Except Per Share Data)                                 1998            1997           1997

------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                        $           14,965         11,047          9,790
  Federal funds sold                                                          9,400          5,400          8,150
                                                                    ----------------------------------------------
    Total Cash & Cash Equivalents                                            24,365         16,447         17,940

  Interest bearing deposits with banks                                            0             95             95

  Investment securities-held to maturity, at cost (market
  value of $10,958, and
    $6,799 at June 30, 1998 and 1997,
    respectively)                                                            10,845          9,590          6,772
  Investment securities-avail for sale,
    at market                                                                44,813         46,460         48,773
                                                                    ----------------------------------------------
      Total investment securities                                            55,658         56,050         55,545

  Loans:
    Commercial                                                               72,185         81,063         78,341
    Tax exempt development loans                                                427            481            670
    Real estate loans - mortgage                                             11,996         14,589         14,491
    Real estate loans - construction                                         13,593         15,007         19,563
    Consumer loans                                                           69,831         69,533         67,384
                                                                    ----------------------------------------------
  Total loans                                                               168,032        180,673        180,449
  Less: Reserve for loan losses                                              (2,758)        (2,955)        (2,930)
                                                                    ----------------------------------------------
  Net loans                                                                 165,274        177,718        177,519

  Loans held for sale                                                        11,137          3,525          1,119

  Bank premises and equipment                                                 3,702          3,990          4,375
  Accrued interest receivable                                                 1,747          1,907          1,810
  Other assets                                                                3,369          3,066          3,328
                                                                    ----------------------------------------------
    Total assets                                                 $          265,252        262,798        261,731
                                                                    ==============================================





LIABILITIES

  Deposits:
    Non-interest bearing deposits                                $           28,231         31,072         27,172
    Interest bearing deposits                                               203,371        199,462        203,674
                                                                    ----------------------------------------------
      Total deposits                                                        231,602        230,534        230,846

  Federal Funds Purchased                                                         0              0              0
  Other borrowings                                                            2,675          2,685          3,025
  Accrued taxes, interest and
    other liabilities                                                         2,458          2,837          2,309
                                                                    ----------------------------------------------
      Total liabilities                                                     236,735        236,056        236,180
                                                                    ----------------------------------------------
STOCKHOLDERS' EQUITY

  Common stock - $5 par value
   1,403,177 shares issued (692,343 in Dec.,                                  7,016          3,462          3,427
   1997 and 685,455 in June, 1997)
  Surplus                                                                    17,375         16,913         16,595
  Retained Earnings                                                           3,963          6,308          5,690
  Unrealized loss on sec avail for sale                                         163             59           (161)
                                                                    ----------------------------------------------
    Total stockholder's equity                                               28,517         26,742         25,551
                                                                    ----------------------------------------------
      Total liabilities and
      stockholder's equity                                       $          265,252        262,798        261,731
                                                                    ==============================================
See notes to consolidated financial statements.


Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                                                                  Three Months Ended               Six Months Ended
                                                                      June 30,                          June 30,
                                                               1998            1997                1998           1997
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                            $     4,527           4,464 $      $      8,983          8,897
  Interest and dividends on
   investment securities:
    Taxable                                                     637             715               1,309          1,385
    Tax-exempt                                                  128              87                 247            175
  Int on deposits with banks                                      0               3                   1              5
  Interest on federal funds sold                                112              82                 160            173
                                                      ------------------------------    -------------------------------
       Total interest income                                  5,404           5,351              10,700         10,635

  INTEREST EXPENSE
    Deposits                                                  2,111           2,266               4,273          4,474
    Short-term borrowings                                        40              44                  86             87
                                                      ------------------------------    -------------------------------
       Total interest expense                                 2,151           2,310               4,359          4,561

  NET INTEREST INCOME                                         3,253           3,041               6,341          6,074
  Provision for loan losses                                     256             156                 412            312
                                                      ------------------------------    -------------------------------
    Net interest income after
     provision for loan losses                                2,997           2,885               5,929          5,762

  NON-INTEREST INCOME
    Service chrgs on dep accts                                  428             396                 843            758
    Fiduciary income                                            139             114                 280            220
    Other operating income                                      453             356                 857            695
    Investment gains                                              5               0                   5              0
                                                      ------------------------------    -------------------------------
      Total non-interest income                               1,025             866               1,985          1,673

  NON-INTEREST EXPENSE
    Salaries and benefits                                     1,315           1,226               2,554          2,515
    Occupancy of bank premises                                  182             160                 360            337
    Equipment expense                                           359             354                 675            693
    Other operating expenses                                    879             792               1,846          1,595
                                                      -----------------------------------------------------------------
      Total non-interest expense                              2,735           2,532               5,435          5,140

  NET INCOME BEFORE TAXES                                     1,287           1,219               2,479          2,295
  Applicable income taxes                                       390             378                 762            719
                                                      ------------------------------    -------------------------------
  NET INCOME                                            $       897             841        $      1,717          1,576
                                                      ==============================    ===============================
  Per share:
  Net income ..................                         $      0.64            0.61        $       1.23           1.16
  Dividends ...................                         $      0.21            0.19        $       0.42           0.38
  Average number of common
    shares outstanding.........                           1,401,213       1,368,038           1,394,140      1,361,800
See notes to consolidated financial statements.



Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)



                                                            Six Months                Six Months
                                                              Ended                      Ended

-------------------------------------------------------------------------------------------------------
                                                            June 30,                   June 30,
(000's omitted)                                               1998                       1997
-------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                              $        3,462             $         3,386
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                                        72                          41
    Stock dividend                                                   3,482                           0
                                                            ---------------            ----------------
  Balance, end of period                                             7,016                       3,427

SURPLUS
  Balance, beginning of period                                      16,913                      16,266
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                                       462                         329
    Stock dividend                                                       0                           0
                                                            ---------------            ----------------
  Balance, end of period                                            17,375                      16,595

RETAINED EARNINGS
  Balance, beginning of period                                       6,308                       4,632
    Net income                                                       1,717                       1,576
    Stock dividend                                                  (3,483)
    Cash dividends declared                                           (579)                       (518)
                                                            ---------------            ----------------
  Balance, end of period                                             3,963                       5,690

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                                          59                        (175)
    Change in unrealized gain (loss)
    on securities, net of tax                                          104                          14
                                                            ---------------            ----------------
  Balance, end of period                                               163                        (161)
                                                            ---------------            ----------------
TOTAL SHAREHOLDERS' EQUITY                                  $       28,517             $        25,551
                                                            ===============            ================
See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows





                                                                    Six Months Ended
                                                                          June 30,
---------------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                               1998        1997
---------------------------------------------------------------------------------------

OPERATING ACTIVITIES:

  Net income                                                        $1,717      $1,576
 Adjustments to reconcile net inc to cash
    Provided by Operating Activities:
      Depreciation and amortization                                    441         492
      Provision for loan losses                                        256         312
      Amortization (accretion) on securities                            28          57
      Loans originated for sale                                    (17,764)    (10,415)
      Loans sold                                                    10,152      10,303
      Gain on investment securities                                    (5)           0
      Decrease (increase) in interest receivable                       160          25
      Decrease (increase) in other assets                             (358)       (332)
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                               (379)     (1,545)
                                                               ------------------------
Total Adjustments                                                   (7,469)     (1,103)
                                                               ------------------------
Net Cash Provided By (Used In) Operating Activities                 (5,752)        473
                                                               ------------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                             95           0
  Proceeds from maturities of inv activities - HTM                   3,055         550
  Proceeds from maturities of inv activities - AFS                  19,759       4,537
  Purchases of investment securities - HTM                          (4,314)       (797)
  Purchases of investment securities - AFS                         (17,973)     (8,988)
  Net (increase) in customer loans                                  12,188      (5,438)
  Capital expenditures                                                (153)        (73)
                                                               ------------------------
Net Cash Used in Investing Activities                               12,657     (10,209)

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                        1,202       1,907
  Net increase (decrease) in Time deposits                            (134)      4,890
  Net increase (decr) in borrowings                                    (10)        656
  Proceeds from stock issuance                                         534         370
  Cash dividends                                                      (579)       (518)
                                                               ------------------------
Net Cash Provided By (Used In) Financing Activities                  1,013       7,305

NET INCREASE IN CASH AND CASH EQUIVALENTS                           $7,918     $(2,431)

CASH AND CASH EQUIVALENTS - BEGINNING                              $16,447     $20,371
CASH AND CASH EQUIVALENTS - ENDING                                 $24,365     $17,940
                                                               ========================

CASH PAID FOR:
  INTEREST                                                          $4,398      $4,471
  INCOME TAXES                                                      $1,130        $631
See notes to consolidated financial statements.


Fentura Bancorp, Inc. and Subsidiaries
Statement of Comprehensive Income


                                                     Six Months Ended
(000's Omitted)                                         June 30,
                                                    1998         1997
                                             ---------------------------
Net Income                                         $1,717        $1,576
Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during period                                    $109           $14
  Less: reclassification adjustment for
    gains included in net income                       $5            $0
                                             ---------------------------
Other comprehensive income                           $104           $14
                                             ---------------------------
Comprehensive income                               $1,821        $1,590
                                             ===========================



Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.       Basis of presentation
              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the three and six months ended June 30, 1998 and 1997. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 1998 and 1997 are summarized in Tables 2 and 3, respectively. The effects of changes in average interest rates and average balances are detailed in Table 1 below.


Table 1                       CHANGES IN NET INTEREST INCOME
                              DUE TO CHANGES IN AVERAGE VOLUME
                                     AND INTEREST RATES



                                                 THREE MONTHS ENDED JUNE 30                SIX MONTHS ENDED JUNE 30
                                                   1998 COMPARED TO 1997                     1998 COMPARED TO 1997
                                                     INCREASE (DECREASE)                       INCREASE (DECREASE)
                                                          DUE TO:                                 DUE TO:
                                               -------------------------------------------------------------------------
                                                          YIELD/                                  YIELD/
(000'S OMITTED)                                VOL        RATE       TOTAL             VOL        RATE       TOTAL
------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS IN BANKS                    ($3)        $0        ($3)              ($3)       ($1)       ($4)
TAXABLE SECURITIES                                    (67)       (11)       (78)              (68)        (8)       (76)
TAX-EXEMPT SECURITIES                                  51        (10)        41                89        (17)        72
FEDERAL FUNDS SOLD                                     29          1         30               (19)         6        (13)
TOTAL LOANS                                          (117)        31        (86)             (112)       (35)      (147)
LOANS HELD FOR SALE                                   163        (14)       149               206         27        233
                                               -------------------------------------------------------------------------
    TOTAL EARNING ASSETS                               56         (3)        53                93        (28)        65

INTEREST BEARING DEMAND DEPOSITS                       20         (4)        16                33        (10)        23
SAVINGS DEPOSITS                                       17        (81)       (64)               34       (104)       (70)
TIME CDs $100,000 AND OVER                            (71)        (1)       (72)             (117)         4       (113)
OTHER TIME DEPOSITS                                    (5)       (30)       (35)               (2)       (39)       (41)
OTHER BORROWINGS                                       (3)        (1)        (4)               (4)         3         (1)
                                               -------------------------------------------------------------------------
    TOTAL INTEREST BEARING LIABILITIES                (42)      (117)      (159)              (56)      (146)      (202)
                                               -------------------------------------------------------------------------
         NET INTEREST INCOME                          $98       $114       $212              $149       $118       $267
                                               =========================================================================



As indicated in Table 1, during the three and six months ended June 30 1998, net interest income increased over the same period in 1997 due to the increase in volume of earning assets and both the reduction of volume and rate of interest bearing liabilities.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 1998 and 1997 are shown in Table 2. Net interest income for the three months ended June 30, 1998 was 3,253,000 an increase of $212,000 over the same period in 1997. This represents an increase of 7.0%. The primary factors contributing to the net interest income increase are growth in the Corporation's earning assets through increases in federal funds sold and loans held for sale and a reduction of interest expense due to lower rates paid on savings, interest bearing DDA, and time deposits. Also indicated in Table 2, for the three months ended June 30, 1997 net interest income was $3,041,000. This is an increase of $78,000 or 2.6% over the same period in 1996. The increase in 1997 is attributable to the increase in income derived from increases within investment securities and loans.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the six months ended June 30, 1998 and 1997 are shown in Table 3. Net interest income for the six months ended June 30, 1998 was 6,341,000 an increase of $267,000 over the same period in 1997. This represents an increase of 4.4%. The primary factors contributing to the net interest income increase are growth in the Corporation's earning assets through increases in loans held for sale and investment securities and a reduction of interest expense due to lower rates paid on savings, interest bearing DDA, and other time deposits. Also indicated in Table 3, for the six months ended June 30, 1997 net interest income was $6,074,000. This is an increase of $232,000 or 4.0% over the same period in 1996. The increase in 1997 is attributable to the increase in income derived from increases within investment securities and loans.

Overall, improved volumes of earning assets and decreased costs on interest bearing liabilities due to favorable rate variances resulted in higher net interest margins for the three and six months ended June 30, 1998 as compared to the same periods in 1997.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 1998, corresponding changes in funding costs would be considered to avoid any potential negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".



Table 2                                                     AVERAGE BALANCES AND RATES
                                                              THREE MONTHS ENDED JUNE 30,
                                                        1998                              1997

ASSETS                                     AVG BAL     INC/EXP    YIELD       AVG BAL    INC/EXP    YIELD
                                          ------------------------------------------------------------------
 Interest bearing deposits in Banks               $0          $0    0.00%           $95        $3    12.63%
 Investment securities:
   U.S. Treasury and Government Agencies      41,524         621    5.98%        45,947       700     6.09%
   State and Political                        10,739         128    4.77%         6,775        87     5.14%
   Other                                         788          16    8.12%           757        15     7.93%
                                          --------------------------------   -------------------------------
   Total Investment Securities                53,051         765    5.77%        53,479       802     6.00%
   Fed Funds Sold                              8,136         112    5.51%         6,028        82     5.44%
 Loans:
   Commercial                                 85,687       2,124    9.92%        88,387     2,151     9.73%
   Tax Free                                      435          11   10.11%           682        10     5.87%
   Real Estate-Mortgage                       17,907         462   10.32%        23,014       603    10.48%
   Consumer                                   70,221       1,763   10.04%        66,884     1,682    10.06%
                                          --------------------------------   -------------------------------
 Total loans                                 174,250       4,360   10.01%       178,967     4,446     9.94%
 Allowance for Loan Loss                      (3,017)                            (2,912)
 Net Loans                                   171,233       4,360   10.18%       176,055     4,446    10.10%
                                          --------------------------------   -------------------------------
Loans Held for Sale                            9,502         167    7.03%           943        18     7.64%
                                          --------------------------------   -------------------------------
 TOTAL EARNING ASSETS                       $244,939      $5,404    8.83%      $239,512    $5,351     8.94%
                                          ------------------------------------------------------------------
 Cash Due from Banks                           9,673                              9,476
 All Other Assets                              9,212                              9,805
                                          -----------                        -----------
TOTAL ASSETS                                $260,807                           $255,881
                                          -----------                        -----------

LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                $27,765                            $24,976
   Interest bearing - DDA                     37,097         209    2.25%        33,625       193     2.30%
   Savings Deposits                           60,742         438    2.88%        58,773       502     3.42%
   Time CDs $100,000 and Over                 23,726         346    5.83%        28,569       418     5.85%
   Other Time CDs                             79,353       1,118    5.64%        79,668     1,153     5.79%
                                          --------------------------------   -------------------------------
 Total Deposits                              228,683       2,111    3.69%       225,611     2,266     4.02%
 Other Borrowings                              2,321          40    6.89%         2,483        44     7.09%
                                          --------------------------------   -------------------------------
  INTEREST BEARING LIABILITIES              $203,239      $2,151    4.23%      $203,118    $2,310     4.55%
                                          ------------------------------------------------------------------
 All Other Liabilities                         2,319                              2,366
 Shareholders Equity                          27,484                             25,421
                                          -----------                        -----------
 TOTAL LIABILITIES and S/H EQUITY           $260,807                           $255,881
                                          -----------            ---------   -----------          ----------
Net Interest Rate Spread                                            4.59%                             4.39%
  Funds on Margin                                                   0.72%                             0.69%
                                                                 ---------                        ----------

Net Interest Income/Margin                                $3,253    5.31%                  $3,041     5.08%
                                                     =====================              ====================







Table 3                                                      AVERAGE BALANCES AND RATES
                                                             SIX MONTHS ENDED JUNE 30,

                                                        1998                                1997

ASSETS                                     AVG BAL     INC/EXP    YIELD       AVG BAL    INC/EXP    YIELD
                                          ------------------------------------------------------------------
 Interest bearing deposits in Banks              $32          $1    6.25%           $95         $5   10.53%
 Investment securities:
   U.S. Treasury and Government Agencies      42,572       1,278    6.00%        44,836      1,356    6.05%
   State and Political                        10,281         247    4.80%         6,817        175    5.13%
   Other                                         774          31    8.01%           737         29    7.87%
                                          --------------------------------   -------------------------------
   Total Investment Securities                53,627       1,556    5.80%        52,390      1,560    5.96%
   Fed Funds Sold                              5,814         160    5.50%         6,539        173    5.29%
 Loans:
   Commercial                                 86,193       4,208    9.76%        87,443      4,267    9.76%
   Tax Free                                      451          18    7.98%           708         20    5.65%
   Real Estate-Mortgage                       18,988         980   10.32%        23,951      1,274   10.64%
   Consumer                                   70,255       3,509    9.99%        66,033      3,301   10.00%
                                          --------------------------------   -------------------------------
 Total loans                                 175,887       8,715    9.91%       178,135      8,862    9.95%
 Allowance for Loan Loss                      (2,981)                            (2,891)
 Net Loans                                   172,906       8,715   10.08%       175,244      8,862   10.11%
                                          --------------------------------   -------------------------------
Loans Held for Sale                            7,331         268    7.31%         1,064         35    6.58%
                                          --------------------------------   -------------------------------
 TOTAL EARNING ASSETS                       $242,691     $10,700    8.82%      $238,223    $10,635    8.93%
                                          ------------------------------------------------------------------
 Cash Due from Banks                           9,616                              9,501
 All Other Assets                              9,194                              9,883
                                          -----------                        -----------
TOTAL ASSETS                                $258,520                           $254,716
                                          -----------                        -----------

LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                $25,660                            $25,453
   Interest bearing - DDA                     36,484         411    2.25%        33,659        388    2.31%
   Savings Deposits                           59,730         897    3.00%        57,696        967    3.35%
   Time CDs $100,000 and Over                 24,681         725    5.87%        28,703        838    5.84%
   Other Time CDs                             79,189       2,240    5.66%        79,242      2,281    5.76%
                                          --------------------------------   -------------------------------
 Total Deposits                              225,744       4,273    3.79%       224,753      4,474    3.98%
 Other Borrowings                              2,370          86    7.26%         2,498         87    6.97%
                                          --------------------------------   -------------------------------
  INTEREST BEARING LIABILITIES              $202,454      $4,359    4.31%      $201,798     $4,561    4.52%
                                          ------------------------------------------------------------------
 All Other Liabilities                         2,399                              2,353
 Shareholders Equity                          28,007                             25,112
                                          -----------                        -----------
 TOTAL LIABILITIES and S/H EQUITY           $258,520                           $254,716
                                          -----------            ---------   -----------           ---------
Net Interest Rate Spread                                            4.51%                             4.41%
   FUNDS ON MARGIN                                                  0.71%                             0.69%
                                                                 ---------                         ---------
Net Interest Income/Margin                                $6,341    5.23%                   $6,074    5.10%
                                                     =====================              ====================



ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 1998, the ALL was $2,758,000, or 1.54% of total loans, including those loans held for sale. This compares with $2,930,000, or 1.61%, at June 30, 1997. The decline in the ALL balance and percentage of total loans was a result of a substantial write down on a nonperforming commercial loan. The loss was a result of isolated circumstances and management believes that overall asset quality remains strong.

The provision for loan losses was $256,000 and $412,000 for the three and six months, respectively, ended June 30, 1998 and $156,000 and $ 312,000 for the same periods in 1997. The primary reason for increasing the provision in the second quarter was the expected impact of the nonperforming commercial loan referenced in the prior paragraph.

Table 4             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES




                                            Three Months Ended        Six Months Ended
(000's omitted)                                  June 30,                 June 30,
                                              1998        1997        1998        1997
                                        ------------------------------------------------
Balance Beginning of Period                  $3,012      $2,913      $2,955      $2,836
                                        ------------------------------------------------
Charge-offs:
  Domestic:
    Commercial, Financial and
Agricultural                                   (383)        (10)       (425)        (12)
    Real Estate-Mortgage                        (10)          0         (10)          0
    Installment Loans to Individuals           (145)       (139)       (231)       (244)
    Lease Financing                               0           0           0           0
                                        ------------------------------------------------
      Total Charge-offs                        (538)       (149)       (666)       (256)
                                        ------------------------------------------------
Recoveries:
    Commercial, Financial and
Agricultural                                      2           1          15          13
    Real Estate-Mortgage                          0           0           0           4
    Installment Loans to Individuals             26           9          42          21
    Lease Financing                               0           0           0           0
                                        ------------------------------------------------
      Total Recoveries                           28          10          57          38
                                        ------------------------------------------------
Net Charge-offs                                (510)       (139)       (609)       (218)
                                        ------------------------------------------------
Provision                                       256         156         412         312
                                        ------------------------------------------------
Balance at End of Period                     $2,758      $2,930      $2,758      $2,930
                                        ================================================
Loans outstanding at period end            $179,169    $181,568    $179,169    $181,568
Average loans outstanding during period    $183,752    $179,910    $183,218    $179,199
Allowance for loan losses as percentage
  of loans outstanding at period end           1.54%       1.61%       1.54%       1.61%
Ratio of net charge-offs during period to
  average loans outstanding(annualized)        1.11%       0.31%       1.33%       0.49%


NON-INTEREST INCOME

Non-interest income increased in the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 due to increases in other operating income. In addition to other income, the Corporation experienced increases in service charges on deposit accounts and fiduciary income. Overall non-interest income was $1,025,000 and $1,985,000 in the three and six months, respectively, ended June 30, 1998 compared to $866,000 and $1,673,000 for the same periods in 1997. These figures represents an increase of 18.4% and 18.6% respectively. Table 5 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $428,000 in the three months ended June 30, 1998 and $1,985,000 in the six months ended June 30, 1998 compared to $396,000 and $758,000, respectively, for the same periods of 1997. These represent increases of 8.1% and 11.2%, respectively. Growth in deposit totals, the number of accounts and certain account activities account for the increases.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $73,000 in the quarter ended June 30, 1998 and $72,000 in the same period in 1997. These gains were $147,000 in the six months ended June 30, 1998 and $135,000 in the same period of 1997. These increases occurred because of increases in residential mortgage refinance activity due to the impact of lower market rates.

Fiduciary income increased $25,000 in the three months ended June 30, 1998 and increased $60,000 in the six months ended June 30, 1998 comparing to the same time periods in the prior year. These 21.9% and 27.3%, respectively, increases in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other operating income was $293,000 for the three months ended June 30, 1998 and $186,000 for the same period in 1997. This is an increase of 57.5% compared to the same time period in 1997. For the six months ended June 30, 1998 other income was $529,000 compared to $363,000 to the same period in 1997. This is an increase of 45.7%. These increases occurred due to transaction fees associated with certain ATM activity.

TABLE 5

                                                       Three Months Ended      Six Months Ended
Analysis of Non-Interest Income                               June 30,              June 30,
------------------------------------------------------------------------------------------------
(000's omitted)
                                                     1998        1997        1998        1997
------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                    $428        $396        $843        $758
Gain on Sale of Mortgages                               $73         $72         147         135
Gain on Sale of Real Estate Owned                        $0          $0           0           1
Mortgage Servicing Fees                                 $87         $98         181         196
Fiduciary Income                                       $139        $114         280         220
Other Operating Income                                 $293        $186         529         363
Investment Gains                                         $5          $0           5           0
                                                ------------------------------------------------
  Total Non-Interest Income                          $1,025        $866      $1,985      $1,673
                                                ================================================


Non-Interest Expense

Total non-interest expense was $2,735,000 in the three months ended June 30, 1998 compared with $2,532,000 in the same period of 1997. This is an increase of 8.0%. For the six months ended June 30, 1998 non-interest expenses were $5,435,000 compared to $5,140,000 in the same time period of 1997, an increase of 5.7%. These increases occurred due to increases in salaries and benefits, net occupancy, and other operating expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,315,000 in the quarter ended June 30, 1998, compared with $1,226,000, or an increase of 7.3%, for the same time period in 1997. These costs were $2,554,000 in the six months ended June 30, 1998, and $2,515,000, or an increase of 1.6%, for the same time period in 1997. Increased costs are primarily a result of filling vacant positions and the revision of position and salary levels in the second quarter of 1998.

During the three months ended June 30, 1998 equipment expenses were $359,000 compared to $354,000 for the same period in 1997, an increase of 1.4%. For the six months ended June 30, 1998 these expenses were $675,000 compared to $693,000 for the same time period in 1997, a decrease of 2.6%. The reduction of expense in the six months ended June 30, 1998 is attributable to equipment depreciation. Depreciation expense decreased because several substantial assets reached full depreciation in the last quarter of 1997. For the three months ended June 30, 1998 expenses began to increase over prior year and prior quarter because of new equipment purchases resulting in additional depreciation expense.

Occupancy expenses increased in both the three and six months ended June 30, 1998 comparing to the same periods in 1997 because of increases in the accrual for real estate taxes. Tax accruals are up as a result of reviewing tax liabilities and adjusting accruals accordingly.

During the three and six months ended June 30, 1998 office supplies expense increased $6,000 and $31,000, respectively, comparing to the same periods in 1997. These increases are attributable to cost and volume increases of regular office supplies and preprinted forms.

Loan and collection expenses were down $9,000 in the three months ended June 30, 1998 comparing to the same time period in 1997. This drop caused year to date loan and collection expense to equal 1997 expense in the same period. The decrease is primarily attributable to a decrease in home equity loan fees waived to the customer and paid by the bank.

Other operating expenses were $642,000 in the three months ended June 30, 1998 compared to $556,000 in the same time period in 1997, an increase of 15.5%. The expenses were $1,323,000 in the six months ended June 30, 1998 and $1,088,000 in the same time period of 1997, an increase of 21.6%. These increases in expense are attributable to a loss in January 1998 of $75,000 on an improperly endorsed check and increases in legal and consulting expense associated with efforts to improve employee benefits and enhance compensation and leveling systems.

TABLE 6


                                                   Three Months Ended        Six Months Ended
Analysis of Non-Interest Expense                         June 30,                 June 30,
------------------------------------------------------------------------------------------------
(000's omitted)
                                                     1998        1997        1998        1997
------------------------------------------------------------------------------------------------
Salaries and  Benefits                               $1,315      $1,226      $2,554      $2,515
Equipment                                              $359        $354         675         693
Net Occupancy                                          $183        $160         360         337
FDIC Assessment                                          $7          $7          14          13
Office Supplies                                         $71         $65         159         128
Loan & Collection Expense                               $88         $97         199         199
Advertising                                             $70         $67         151         167
Other Operating Expense                                $642        $556       1,323       1,088
                                                ------------------------------------------------
  Total Non-Interest Expense                         $2,735      $2,532      $5,435      $5,140
                                                ================================================

NONPERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 7 represents the levels of these assets at June 30, 1998 and 1997.

Non-performing loans include several delinquent single-family mortgage loans which have sufficient equity and no expected loss. Non-accrual loans include two large commercial loan facilities and three residential mortgage loans. An agreement has been executed that requires specific action plans, collateral pledges, and related performance expectations for the facility creating the largest exposure for the Corporation. These loans will be closely monitored. While the non-performing loan increase is of concern, overall asset quality remains satisfactory.

The ratio trends listed below support the above mentioned loan facilities that are included in the non-performing category.

Table 7
Non-Performing Assets and Past Due Loans

                                                       June 30,
                                                          1998       1997
                                                ------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                          $255,000       $192,000
  Non-Accrual Loans                                  1,916,000      1,665,000
  Renegotiated Loans                                     7,000              0
                                                ------------------------------
    Total Non-Performing Loans                       2,178,000      1,857,000
                                                ------------------------------
Other Non-Performing Assets:
  Other Real Estate                                          0              0
  REO in Redemption                                    131,000              0
  Other Non-Performing  Assets                          82,000         68,000
                                                ------------------------------
    Total Other Non-Performing Assets                  213,000         68,000
                                                ------------------------------
Total Non-Performing Assets                         $2,391,000     $1,925,000
                                                ==============================
Non-Performing Loans as a % of
  Total Loans                                             1.30%          1.03%
Non-Performing Assets as a % of
  Total Loans and Other Real Estate                       1.42%          1.07%
Allowance for Loan Losses as a % of
  Non-Performing Loans                                  126.63%        157.78%
Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets                       120.83%        152.21%
Accruing Loans Past Due 90 Days or
  More to Total Loans                                     0.15%          0.11%
Nonperforming Assets as a % of
  Total Assets                                            0.90%          0.74%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first six months of 1998 and 1997.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of June 30, 1998 federal funds sold represented 3.5% of total assets, compared to 3.1% at June 30, 1997. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities have increased in 1998 due to the growth of demand and savings deposits. Comparatively, in the first six months of 1997, cash flows from financing activities increased because of an increase in checking, saving, and time deposits. Cash flows from investing activities were $12,657,000 during the first six months of 1998 and ($10,209,000) in the same period of 1997. The primary reason for the decline in investing activities at the end of the second quarter of 1998 was an increase in maturing investments netting against funds used for investment purchases.

CAPITAL MANAGEMENT

Total shareholders' equity rose 11.6% to $28,517,000 at June 30, 1998 compared with $25,551,000 at June 30, 1997. The Company's equity to asset ratio was 10.8% at June 30, 1998 and 9.8% at June 30, 1997. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first half of 1998, the Corporation increased its cash dividends by 10.5% to $.42 per share compared with $.38 in the first half of 1997.

As indicated on the balance sheet on page 4, at June 30, 1998 the Company had an unrealized gain on securities available for sale (AFS) of $163,000 compared to an unrealized loss at June 30, 1997 of $161,000. This decrease in unrealized loss to a gain position is attributable to market interest rates and the interest rate structures on those securities held in the AFS portfolio.

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


Table 8
---------------------------------------------------------------------------------------
Capital Ratios         Regulatory
                       Minimum For
                          "Well           June 30,     December 31,       June 30,
                     Capitalization"        1998          1997              1997
----------------------------------------------------------------------------------------
Risk Based Capital:
  Total Capital            10%              13.08%        13.47%            13.14%
  Tier 1                    6%              11.83%        12.22%            11.89%
Tier 1 Leverage             5%              10.21%         9.99%             9.61%

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

An indicator of the interest rate sensitivity structure of a financial institution's balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as "GAP".

Table 9 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of June 30, 1998, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates or indices.



Table 9                                                GAP ANALYSIS JUNE 30, 1998


(000's Omitted)                                 Within      Three       One to      After

                                                Three       Months-     Five        Five
                                                Months      One Year    Years       Years         Total
Earning Assets:
  Interest Bearing Bank Deposits                         $0          $0          $0          $0           0
  Federal Funds Sold                                  9,400           0           0           0       9,400
  Investment Securities                               8,923       5,366      14,170      27,199      55,658
  Loans                                              53,733       9,327      82,171      22,801     168,032
  Loans Held for Sale                                    61           0           0      11,076      11,137
                                                ------------------------------------------------------------
    Total Earning Assets                            $72,117     $14,693     $96,341     $61,076    $244,227
                                                ============================================================
Interest Bearing Liabilities:
  Interest Bearing Demand Deposits                  $35,091          $0          $0          $0     $35,091
  Savings Deposits                                   18,559           0           0      44,678      63,237
  Time Deposits Less than $100,000                   17,776      39,345      22,256           0      79,377
  Time Deposits Greater than $100,000                10,393      11,170       4,103           0      25,666
  Other Borrowings                                    1,500          10          40       1,125       2,675
                                                ------------------------------------------------------------
    Total Interest Bearing Liabilities              $83,319     $50,525     $26,399     $45,803    $206,046
                                                ============================================================
Interest Rate Sensitivity GAP                      ($11,202)   ($35,832)    $69,942     $15,273     $38,181
Cumulative Interest Rate
  Sensitivity GAP                                  ($11,202)   ($47,034)    $22,908     $38,181
Interest Rate Sensitivity GAP                          0.87        0.29        3.65        1.33
Cumulative Interest Rate
  Sensitivity GAP Ratio                                0.87        0.65        1.14        1.19


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits
     The exhibits listed on the "Exhibit Index" on page 15 of this report are incorporated herein by reference.

b.   Report on Form 8-k
     No reports on Form 8-k were filed for the quarter ended June 30, 1998.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .


                                            Fentura Bancorp, Inc.




Date  August 11, 998                        By   /s/  Donald L. Grill
      --------------                             --------------------
                                                      Donald L. Grill
                                                      Director
                                                      President & CEO


Date  August 11, 1998                        By  /s/  Ronald L. Justice
      ---------------                            ----------------------
                                                      Ronald L. Justice
                                                      Vice President
                                                      (Authorized Signer)
                                                      Chief Financial Officer
                                                      Cashier

                              FENTURA BANCORP, INC.
                        1998 Quarterly Report on Form 10Q
                                  EXHIBIT INDEX



Exhibit
   No.                              Exhibit                                          Location
------- --------------------------------------------------------                     ---------

   4.1     Dividend Reinvestment Plan                                                  *****

  10.1     Equipment Sale Agreement between The State Bank and ITI, Inc.
           dated May 31, 1989                                                          *

  10.2     Master Equipment Lease Agreement between The State Bank and
           Unisys Finance Corporation dated September 6, 1989                          *

  10.3     Software License Agreement between The State Bank and ITI, Inc.
           dated July 3,1989                                                           *

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
