Form 10-Q
period 1998-09-30
FENTURA BANCORP INC
filed 1998-11-12
CIK 919865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

        For the transition period from                 to
                                       ---------------    ---------------

                         Commission file number 0-23550
                                                -------

                              FENTURA BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



               Michigan                                   38-2806518
    -------------------------------            ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

               ONE FENTON SQ, P.O. BOX 725, FENTON, MICHIGAN 48430
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   November 10, 1998

 Class - Common Stock                         Shares Outstanding - 1,405,089

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

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc. and Subsidiaries
  Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------
                                               SEPT 30,      DEC 31,    SEPT 30,
(000'S omitted Except Per Share Data)            1998         1997        1997

--------------------------------------------------------------------------------

ASSETS
  Cash and due from banks                    $  10,626       11,047       10,644
  Federal funds sold                            12,550        5,400        3,800
                                             -----------------------------------
    Total Cash & Cash Equivalents               23,176       16,447       14,444

  Interest bearing deposits with banks               0           95           95

  Investment securities-held to maturity,
    at cost (market value of $11,395, and
    $9,357 at September 30, 1998 and 1997,
    respectively)                               11,154        9,590        9,294
  Investment securities-available for
    sale, at market                             52,405       46,460       50,376
                                             -----------------------------------
      Total investment securities               63,559       56,050       59,670

  Loans:
    Commercial                                  72,545       81,063       77,276
    Tax exempt development loans                   393          481          562
    Real estate loans - mortgage                11,456       14,589       14,346
    Real estate loans - construction            13,137       15,007       19,820
    Consumer loans                              66,500       69,533       68,645
                                             -----------------------------------
  Total loans                                  164,031      180,673      180,649
  Less: Reserve for loan losses                 (2,659)      (2,955)      (2,979)
                                             -----------------------------------
  Net loans                                    161,372      177,718      177,670

  Loans held for sale                           10,602        3,525        2,194

  Bank premises and equipment                    3,581        3,990        4,195
  Accrued interest receivable                    1,777        1,907        1,813
  Other assets                                   3,743        3,066        2,074
                                             -----------------------------------
    Total assets                             $ 267,810      262,798      262,155
                                             ===================================

LIABILITIES

  Deposits:
    Non-interest bearing deposits             $ 29,059       31,072       29,241
    Interest bearing deposits                  204,935      199,462      201,004
                                              ----------------------------------
      Total deposits                           233,994      230,534      230,245

  Federal Funds Purchased                            0            0            0
  Other borrowings                               1,599        2,685        2,685
  Accrued taxes, interest and
    other liabilities                            2,657        2,837        2,766
                                              ----------------------------------
      Total liabilities                        238,250      236,056      235,696
                                              ----------------------------------
STOCKHOLDERS' EQUITY

  Common stock - $5 par value
   1,405,089 shares issued (692,343 in           7,026        3,462        3,436
   1997 and 687,157 in September, 1997)
  Surplus                                       17,455       16,913       16,670
  Retained Earnings                              4,597        6,308        6,350
  Unrealized loss on securities AFS                482           59            3

                                              ----------------------------------
    Total stockholder's equity                  29,560       26,742       26,459
                                              ----------------------------------
      Total liabilities and
      stockholder's equity                    $267,810      262,798      262,155
                                              ==================================

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)



                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                       1998          1997                1998         1997
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                      $    4,326        4,558           $   13,309       13,455
  Interest and dividends on
   investment securities:
    Taxable                                              737          758                2,046        2,143
    Tax-exempt                                           130          101                  377          276
  Int on deposits with banks                               0            2                    1            7
  Interest on federal funds sold                         221           65                  381          238
                                                  -----------------------           -----------------------
        Total interest income                          5,414        5,484               16,114       16,119

  INTEREST EXPENSE
    Deposits                                           2,164        2,272                6,437        6,746
    Short-term borrowings                                 38           43                  124          130
                                                  -----------------------           -----------------------
         Total interest expense                        2,202        2,315                6,561        6,876

  NET INTEREST INCOME                                  3,212        3,169                9,553        9,243
  Provision for loan losses                              156          156                  568          468
    Net interest income after                     -----------------------           -----------------------
     provision for loan losses                         3,056        3,013                8,985        8,775

  NON-INTEREST INCOME
    Service chrgs on dep accts                           432          409                1,275        1,167
    Fiduciary income                                     139          140                  419          360
    Other operating income                               382          340                1,239        1,030
    Investment gains                                       0          (12)                   5          (12)
                                                  -----------------------           -----------------------
      Total non-interest income                          953          877                2,938        2,545

  NON-INTEREST EXPENSE
    Salaries and benefits                              1,264        1,216                3,818        3,731
    Occupancy of bank premises                           179          165                  539          502
    Equipment expense                                    355          361                1,030        1,054
    Other operating expenses                             867          811                2,713        2,401
                                                  -----------------------           -----------------------
      Total non-interest expense                       2,665        2,553                8,100        7,688

  NET INCOME BEFORE TAXES                              1,344        1,337                3,823        3,632
  Applicable income taxes                                416          417                1,178        1,136
                                                  -----------------------           -----------------------
  NET INCOME                                      $      928          920           $    2,645        2,496
  Per share:                                      =======================           =======================

  Net income ..................                   $     0.66         0.67           $     1.89         1.83
  Dividends ...................                   $     0.21         0.19           $     0.63         0.57
  Average number of common
    shares outstanding.........                    1,403,513    1,371,539            1,397,299    1,365,082

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)



                                              Nine Months         Nine Months
                                                 Ended               Ended

-------------------------------------------------------------------------------
                                               Sept. 30,           Sept. 30,
(000's omitted)                                   1998                1997
-------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                  $  3,462            $  3,386
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                      82                  50
    Stock dividend                                 3,482                   0
                                                --------            --------
  Balance, end of period                           7,026               3,436

SURPLUS
  Balance, beginning of period                    16,913              16,266
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                     542                 404
    Stock dividend                                     0                   0
                                                --------            --------
  Balance, end of period                          17,455              16,670

RETAINED EARNINGS
  Balance, beginning of period                     6,308               4,632
    Net income                                     2,645               2,496
    Stock dividend                                (3,482)
    Cash dividends declared                         (874)               (778)
                                                --------            --------
  Balance, end of period                           4,597               6,350

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                        59                (175)
    Change in unrealized gain (loss)
    on securities, net of tax                        423                 178
                                                --------            --------
  Balance, end of period                             482                   3
                                                --------            --------
TOTAL SHAREHOLDERS' EQUITY                      $ 29,560            $ 26,459
                                                ========            ========

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                          Nine Months Ended
                                                             September 30,
--------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                   1998        1997
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:

  Net income                                          $  2,645    $  2,496
 Adjustments to reconcile net inc to cash
    Provided by Operating Activities:
      Depreciation and amortization                        670         742
      Provision for loan losses                            568         468
      Amortization (accretion) on securities               (47)         69
      Loans originated for sale                        (20,456)    (14,665)
      Loans sold                                        13,379      13,478
      Gain on investment securities                         (5)         12
      Decrease (increase) in interest receivable           130          22
      Decrease (increase) in other assets                 (896)        837
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                   (180)     (1,088)
                                                      --------------------
Total Adjustments                                       (6,837)       (125)
                                                      --------------------
Net Cash Provided By (Used In) Operating Activities     (4,192)      2,371
                                                      --------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                 95           0
  Proceeds from maturities of inv activities - HTM       3,375         665
  Proceeds from maturities of inv activities - AFS      28,616      12,426
  Purchases of investment securities - HTM              (4,894)     (3,437)
  Purchases of investment securities - AFS             (33,912)    (18,252)
  Net (increase) in customer loans                      15,778      (5,745)
  Capital expenditures                                    (261)       (143)
                                                      --------------------
Net Cash Used in Investing Activities                    8,797     (14,486)

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits            1,401       4,334
  Net increase (decrease) in Time deposits               2,059       1,862
  Net increase (decr) in borrowing's                    (1,086)        316
  Proceeds from stock issuance                             624         454
  Cash dividends                                          (874)       (778)
                                                      --------------------
Net Cash Provided By (Used In) Financing Activities      2,124       6,188

NET INCREASE IN CASH AND CASH EQUIVALENTS             $  6,729    ($ 5,927)

CASH AND CASH EQUIVALENTS - BEGINNING                 $ 16,447    $ 20,371
CASH AND CASH EQUIVALENTS - ENDING                    $ 23,176    $ 14,444
                                                      ====================

CASH PAID FOR:
  INTEREST                                            $  6,628    $  6,695
  INCOME TAXES                                        $  1,232    $  1,094

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Statement of Comprehensive Income


                                                Nine Months Ended
(000's Omitted)                                    September 30,
                                                1998          1997
                                              ---------------------
Net Income                                    $2,645         $2,496
Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during period                             $  428         $  190
  Less: reclassification adjustment for
    gains included in net income              $    5         $  (12)
                                              ---------------------
Other comprehensive income                    $  423         $  178
                                              ---------------------
Comprehensive income                          $3,068         $2,674
                                              =====================




Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.      Basis of presentation
             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the three and nine months ended September 30, 1998 and 1997. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Net Interest Income

Net Interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1998 and 1997 are summarized in Tables 2 and 3, respectively. The effects of changes in average interest rates and average balances are detailed in Table 1 below.


Table 1                                    CHANGES IN NET INTEREST INCOME
                                         DUE TO CHANGES IN AVERAGE VOLUME
                                                AND INTEREST RATES

                                           THREE MONTHS ENDED SEPT. 30,      NINE MONTHS ENDED SEPT. 30,
                                             1998 COMPARED TO 1997             1998 COMPARED TO 1997
                                              INCREASE (DECREASE)               INCREASE (DECREASE)
                                                   DUE TO:                           DUE TO:
                                          --------------------------------------------------------------
                                                   YIELD/                            YIELD/
(000'S OMITTED)                           VOL      RATE     TOTAL           VOL      RATE    TOTAL
--------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS IN BANKS       ($  2)   $   0    ($  2)         ($  5)   ($  1)   ($  6)
TAXABLE SECURITIES                         (11)     (10)     (21)           (76)     (21)     (97)
TAX-EXEMPT SECURITIES                       37       (8)      29            126      (25)     101
FEDERAL FUNDS SOLD                         160       (4)     156            132       11      143

TOTAL LOANS                               (354)     (38)    (392)          (329)    (123)    (452)
LOANS HELD FOR SALE                        172      (12)     160            304        2      306
                                          --------------------------------------------------------------


    TOTAL EARNING ASSETS                     2      (72)     (70)           152     (157)      (5)


INTEREST BEARING DEMAND DEPOSITS            19       (7)      12             52      (17)      35
SAVINGS DEPOSITS                            19      (63)     (44)            52     (166)    (114)
TIME CD'S $100,000 AND OVER                 (1)     (12)     (13)          (116)     (10)    (126)
OTHER TIME DEPOSITS                        (22)     (41)     (63)           (27)     (77)    (104)
OTHER BORROWINGS                            (4)      (1)      (5)            (9)       3       (6)
                                          --------------------------------------------------------------


    TOTAL INTEREST BEARING LIABILITIES      11     (124)    (113)           (48)    (267)    (315)


         NET INTEREST INCOME              ($ 9)   $  52    $  43          $ 200    $ 110    $ 310
                                          ==============================================================



As indicated in Table 1, during the three and nine months ended September 30 1998, net interest income increased over the same period in 1997 principally due to the reduction of rates paid on interest bearing liabilities.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended September 30, 1998 and 1997 are shown in Table 2. Net interest income for the three months ended September 30, 1998 was 3,212,000 an increase of $43,000 over the same period in 1997. This represents an increase of

1.4%. The primary factor contributing to the net interest income increase is the reduction of interest expense due to lower rates paid on savings, interest bearing DDA, and time deposits. Also indicated in Table 2, for the three months ended September 30, 1997 net interest income was $3,169,000. This is an increase of $141,000 or 4.7% over the same period in 1996. The increase in 1997 is attributable to the increase in income derived from balance increases within investment securities and loans.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the nine months ended September 30, 1998 and 1997 are shown in Table 3. Net interest income for the nine months ended September 30, 1998 was 9,553,000 an increase of $310,000 over the same period in 1997. This represents an increase of 3.4%. The primary factor contributing to the net interest income increase is a reduction of interest expense due to lower rates paid on savings, interest bearing DDA, and other time deposits. Also indicated in Table 3, for the nine months ended September 30, 1997 net interest income was $9,243,000. This is an increase of $373,000 or 4.2% over the same period in 1996. The increase in 1997 is attributable to the increase in income derived from balance increases within investment securities and loans.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates continue to change in 1998, additional corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".


TABLE 2                                                       AVERAGE BALANCES AND RATES
                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                          1998                             1997
ASSETS                                     AVG BAL       INC/EXP   YIELD       AVG BAL    INC/EXP    YIELD
                                          -----------------------------------------------------------------
 INTEREST BEARING DEPOSITS IN BANKS         $      0      $    0    0.00%      $     95    $    2     8.42%
 INVESTMENT SECURITIES:
   U.S. TREASURY AND GOVERNMENT AGENCIES      47,601         721    6.06%        48,362       743     6.15%
   STATE AND POLITICAL                        10,837         130    4.80%         7,948       101     5.08%
   OTHER                                         788          16    8.12%           760        15     7.89%
                                          --------------------------------   ------------------------------
   TOTAL INVESTMENT SECURITIES                59,226         867    5.86%        57,070       859     6.02%
   FED FUNDS SOLD                             15,844         221    5.58%         4,584        65     5.67%
 LOANS:
   COMMERCIAL                                 80,413       1,998    9.94%        88,562     2,183     9.86%
   TAX FREE                                      401           5    4.99%           618         9     5.83%
   REAL ESTATE-MORTGAGE                       16,305         418   10.25%        22,020       598    10.86%
   CONSUMER                                   68,191       1,714   10.05%        68,120     1,737    10.20%
                                          --------------------------------   ------------------------------
 TOTAL LOANS                                 165,310       4,135   10.01%       179,320     4,527    10.10%
 ALLOWANCE FOR LOAN LOSS                      (2,706)                            (2,949)
 NET LOANS                                   162,604       4,135   10.17%       176,371     4,527    10.27%
                                          --------------------------------   ------------------------------
LOANS HELD FOR SALE                           10,870         191    7.03%         1,657        31     7.48%
                                          --------------------------------   ------------------------------
 TOTAL EARNING ASSETS                       $251,250      $5,414    8.62%      $242,726    $5,484     9.04%
                                          -----------------------------------------------------------------
 CASH DUE FROM BANKS                           9,284                              9,788
 ALL OTHER ASSETS                              9,213                              9,744
                                          ----------                         ----------
TOTAL ASSETS                                $267,041                           $259,309
                                          ==========                         ==========

LIABILITIES & SHAREHOLDERS' EQUITY:
  DEPOSITS:
   NON-INTEREST BEARING - DDA               $ 27,964                            $27,030
   INTEREST BEARING - DDA                     38,195         217    2.27%        34,936       205     2.35%
   SAVINGS DEPOSITS                           61,205         442    2.89%        58,959       486     3.30%
   TIME CD'S $100,000 AND OVER                26,436         387    5.86%        26,515       400     6.03%
   OTHER TIME CD'S                            79,304       1,118    5.64%        80,813     1,181     5.85%
                                          --------------------------------   ------------------------------
 TOTAL DEPOSITS                              233,104       2,164    3.71%       228,253     2,272     3.98%
 OTHER BORROWINGS                              2,169          38    7.01%         2,420        43     7.11%
                                          --------------------------------   ------------------------------
  INTEREST BEARING LIABILITIES              $207,309      $2,202    4.25%      $203,643    $2,315     4.55%
                                          -----------------------------------------------------------------
 ALL OTHER LIABILITIES                         2,473                              2,572
 SHAREHOLDERS EQUITY                          29,295                             26,064
                                          -----------                        ----------
 TOTAL LIABILITIES and S/H EQUITY           $267,041                           $259,309
                                          -----------            ---------   ----------           ---------
Net Interest Rate Spread                                            4.37%                             4.49%
   FUNDS ON MARGIN                                                  0.74%                             0.73%
                                                                 ---------                        ----------
Net Interest Income/Margin                                $3,212    5.11%                  $3,169     5.22%
                                                          ================                 =================



TABLE 3                                                      AVERAGE BALANCES AND RATES
                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                        1998                               1997
ASSETS                                     AVG BAL     INC/EXP    YIELD       AVG BAL    INC/EXP    YIELD
                                          ------------------------------------------------------------------
 INTEREST BEARING DEPOSITS IN BANKS         $     21     $     1    6.35%      $     95    $     7    9.82%
 INVESTMENT SECURITIES:
   U.S. TREASURY AND GOVERNMENT AGENCIES      44,248       1,999    6.02%        45,930      2,099    6.09%
   STATE AND POLITICAL                        10,466         377    4.80%         7,194        276    5.12%
   OTHER                                         779          47    8.04%           744         44    7.89%
                                          --------------------------------   -------------------------------
   TOTAL INVESTMENT SECURITIES                55,493       2,423    5.82%        53,868      2,419    5.99%
   FED FUNDS SOLD                              9,157         381    5.55%         5,887        238    5.39%
 LOANS:
   COMMERCIAL                                 84,266       6,211    9.83%        87,816      6,450    9.79%
   TAX FREE                                      434          18    5.53%           678         29    5.70%
   REAL ESTATE-MORTGAGE                       19,552       1,485   10.13%        22,977      1,854   10.76%
   CONSUMER                                   69,555       5,223   10.01%        66,723      5,033   10.06%
                                          --------------------------------   -------------------------------
 TOTAL LOANS                                 173,807      12,937    9.92%       178,194     13,366   10.00%
 ALLOWANCE FOR LOAN LOSS                      (2,889)                            (2,910)
 NET LOANS                                   170,918      12,937   10.09%       175,284     13,366   10.17%
                                          --------------------------------   -------------------------------
LOANS HELD FOR SALE                            7,064         372    7.02%         1,601         89    7.41%
                                          --------------------------------   -------------------------------
 TOTAL EARNING ASSETS                       $245,542     $16,114    8.75%      $239,645    $16,119    8.97%
                                          ------------------------------------------------------------------
 CASH DUE FROM BANKS                           9,505                              9,596
 ALL OTHER ASSETS                              9,200                              9,845
                                          ----------                         ----------
TOTAL ASSETS                                $261,358                           $256,176
                                          ----------                         ----------

LIABILITIES & SHAREHOLDERS' EQUITY:
  DEPOSITS:
   NON-INTEREST BEARING - DDA                $26,487                            $26,216
   INTEREST BEARING - DDA                     37,091         628    2.26%        34,086        593    2.32%
   SAVINGS DEPOSITS                           60,185       1,339    2.97%        58,115      1,453    3.33%
   TIME CD'S $100,000 AND OVER                25,405       1,112    5.84%        28,035      1,238    5.89%
   OTHER TIME CD'S                            79,087       3,358    5.66%        79,703      3,462    5.79%
                                          --------------------------------   -------------------------------
 TOTAL DEPOSITS                              228,255       6,437    3.76%       226,155      6,746    3.98%
 OTHER BORROWINGS                              2,304         124    7.18%         2,471        130    7.01%
                                          --------------------------------   -------------------------------
  INTEREST BEARING LIABILITIES              $204,072     $ 6,561    4.29%      $202,410    $ 6,876    4.53%
                                          ------------------------------------------------------------------
 ALL OTHER LIABILITIES                         2,423                              2,436
 SHAREHOLDERS EQUITY                          28,376                             25,114
                                          ----------                         ----------
 TOTAL LIABILITIES and S/H EQUITY           $261,358                           $256,176
                                          ----------             --------    ----------            --------
Net Interest Rate Spread                                            4.46%                             4.44%
   FUNDS ON MARGIN                                                  0.72%                             0.70%
                                                                 --------                          --------
Net Interest Income/Margin                               $ 9,553    5.19%                  $ 9,243    5.14%
                                                         ================                  ================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 1998, the ALL was $2,659,000, or 1.52% of total loans, including those loans held for sale. This compares with $2,979,000, or 1.63%, at September 30, 1997. The decline in the ALL balance and percentage of total loans was a result of a substantial write down on a nonperforming commercial loan. The loss was a result of isolated circumstances and management believes that overall asset quality remains strong.

The provision for loan losses was $156,000 and $568,000 for the three and nine months, respectively, ended September 30, 1998 and $156,000 and $ 468,000 for the same periods in 1997. The primary reason for increasing the provision in 1998 was the expected impact of the nonperforming commercial loan referenced in the prior paragraph.

Table 4             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES


                                            Three Months Ended      Nine Months Ended
(000's omitted)                                September 30,           September 30,
                                             1998        1997        1998        1997
Balance Beginning of Period                $  2,758    $  2,930    $  2,955    $  2,836
                                           --------------------------------------------
Charge-offs:
    Commercial, Financial and                   (30)         (1)       (454)        (13)
Agricultural
    Real Estate-Mortgage                        (67)          0         (77)          0
    Installment Loans to Individuals           (215)       (115)       (446)       (359)
    Lease Financing                               0           0           0           0
                                           --------------------------------------------
      Total Charge-offs                        (312)       (116)       (977)       (372)
                                           --------------------------------------------
Recoveries:
    Commercial, Financial and                    30           1          45          14
Agricultural
    Real Estate-Mortgage                          0           0           0           4
    Installment Loans to Individuals             27           8          68          29
    Lease Financing                               0           0           0           0
                                           --------------------------------------------
      Total Recoveries                           57           9         113          47
                                           --------------------------------------------
Net Charge-offs                                (255)       (107)       (864)       (325)
                                           --------------------------------------------
Provision                                       156         156         568         468
                                           --------------------------------------------
Balance at End of Period                   $  2,659    $  2,979    $  2,659    $  2,979
                                           ============================================
Loans outstanding at period end            $174,633    $182,843    $174,633    $182,843
Average loans outstanding during period    $176,180    $180,977    $180,871    $179,795
Allowance for loan losses as
percentage of loans outstanding at
period end                                     1.52%       1.63%       1.52%       1.63%
Ratio of net charge-offs during period
to average loans outstanding (annualized)      0.58%       0.24%       0.64%       0.24%

NON-INTEREST INCOME

Non-interest income increased in the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 due to increases in other operating income. In addition to other income, the Corporation experienced increases in service charges on deposit accounts. Overall non-interest income was $953,000 and $2,938,000 in the three and nine months, respectively, ended September 30, 1998 compared to $877,000 and $2,545,000 for the same periods in 1997. These figures represents an increase of 8.7% and 15.4% respectively. Table 5 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $432,000 in the three months ended September 30, 1998 and $1,275,000 in the nine months ended September 30, 1998 compared to $409,000 and $1,167,000, respectively, for the same periods of 1997. These represent increases of 5.6% and 9.3%, respectively. Growth in deposit totals, the number of accounts and certain account activities account for the increases in fees.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $43,000 in the quarter ended September 30, 1998 and $43,000 in the same period in 1997. These gains were $190,000 in the nine months ended September 30, 1998 and $178,000 in the same period of 1997. The increase occurred because of increases in residential mortgage refinance activity due to the impact of lower market rates.

Fiduciary income increased $59,000 in the nine months ended September 30, 1998 comparing to the same time period in the prior year. This 16.4%, increase in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other operating income was $255,000 for the three months ended September 30, 1998 and $198,000 for the same period in 1997. This is an increase of 28.8% compared to the same time period in 1997. For the nine months ended September 30, 1998 other income was $784,000 compared to $556,000 to the same period in 1997. This is an increase of 41.0%. These increases occurred due to transaction fees associated with certain ATM activity.

TABLE 5

                                                     Three Months Ended     Nine Months Ended
Analysis of Non-Interest Income                         September 30,          September 30,
------------------------------------------------------------------------------------------------
(000'S omitted)
                                                     1998        1997        1998        1997
------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                    $432        $409      $1,275      $1,167
Gain on Sale of Mortgages                               $43         $43         190         178
Gain on Sale of Real Estate Owned                        $0          $0           0           1
Mortgage Servicing Fees                                 $84         $99         265         295
Fiduciary Income                                       $139        $140         419         360
Other Operating Income                                 $255        $198         784         556
Investment Gains                                         $0        ($12)          5         (12)
                                                ------------------------------------------------
  Total Non-Interest Income                            $953        $877      $2,938      $2,545
                                                ================================================


Non-Interest Expense

Total non-interest expense was $2,665,000 in the three months ended September 30, 1998 compared with $2,553,000 in the same period of 1997. This is an increase of 4.4%. For the nine months ended September 30, 1998 non-interest expenses were $8,100,000 compared to $7,688,000 in the same time period of 1997, an increase of 5.4%. These increases occurred due to increases in salaries and benefits, net occupancy, and other operating expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,264,000 in the quarter ended September 30, 1998, compared with $1,216,000, or an increase of 3.9%, for the same time period in 1997. These costs were $3,818,000 in the nine months ended September 30, 1998, and $3,731,000, or an increase of 2.3%, for the same time period in 1997. Increased costs are primarily a result of the revision of position and salary levels in the second quarter of 1998 and normal annual salary increases.

During the three months ended September 30, 1998 equipment expenses were $355,000 compared to $361,000 for the same period in 1997, an decrease of 1.7%. For the nine months ended September 30, 1998 these expenses were $1,030,000 compared to $1,054,000 for the same time period in 1997, a decrease of 2.3%. The reduction of expense during these periods is attributable to equipment depreciation. Depreciation expense decreased because several substantial assets reached full depreciation in the last quarter of 1997.

Occupancy expenses increased in both the three and nine months ended September 30, 1998 comparing to the same periods in 1997 because of increases in the accrual for real estate taxes. Tax accruals are up as a result of reviewing tax liabilities and adjusting accruals accordingly.

During the three and nine months ended September 30, 1998 office supplies expense increased $10,000 and $41,000, respectively, comparing to the same periods in 1997. These increases are attributable to cost and volume increases of regular office supplies and preprinted forms.

Loan and collection expenses, at $96,000, were down $18,000 during the three months ended September 30, 1998 comparing to the same time period in 1997. These expenses decreased $18,000 for the nine months ended September 30, 1998 comparing to the same period in 1997 as well. These decreases are primarily attributable to decreases in home equity loan fees waived to the customer and paid by the bank and a decrease in dealer service fees paid in connection with indirect auto lending.

Other operating expenses were $629,000 in the three months ended September 30, 1998 compared to $553,000 in the same time period in 1997, an increase of 13.7%. The expenses were $1,954,000 in the nine months ended September 30, 1998 and $1,637,000 in the same time period of 1997, an increase of 19.4%. The increase for the three month periods is attributable to an increase in consulting fees paid in connection with outsourcing certain functions formerly performed internally. The increase for the nine month periods is attributable to a loss in January 1998 of $75,000 on an improperly endorsed check and increases in legal and consulting expense associated with efforts to improve employee benefits and enhance compensation and leveling systems.

TABLE 6

                                                     Three Months Ended       Nine Months Ended
Analysis of Non-Interest Expense                         September 30,           September 30,
-----------------------------------------------------------------------------------------------
(000's omitted)
                                                       1998        1997        1998        1997
-----------------------------------------------------------------------------------------------
Salaries and  Benefits                               $1,264      $1,216      $3,818      $3,731
Equipment                                            $  355      $  361       1,030       1,054
Net Occupancy                                        $  179      $  165         539         502
FDIC Assessment                                      $    7      $    7          21          20
Office Supplies                                      $   76      $   66         235         194
Loan & Collection Expense                            $   96      $  114         294         312
Advertising                                          $   59      $   71         209         238
Other Operating Expense                              $  629      $  553       1,954       1,637
                                                -----------------------------------------------
  Total Non-Interest Expense                         $2,665      $2,553      $8,100      $7,688
                                                ===============================================


NONPERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. table 7 represents the levels of these assets at september 30, 1998 and 1997.

Non-performing loans include several delinquent single-family mortgage loans which have sufficient equity and no expected loss. Non-accrual loans include a large commercial loan facility and a residential construction mortgage loan. An agreement has been executed that requires specific action plans, collateral pledges, and related performance expectations for the facility creating the largest exposure for the Corporation. These loans will be closely monitored.


TABLE 7

Non-Performing Assets and Past Due Loans
                                                         September 30,
                                                        1998       1997
                                                -----------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                        $  181,000     $  347,000
  Non-Accrual Loans                                  1,307,000      1,773,000
  Renegotiated Loans                                     7,000              0
                                                -----------------------------
    Total Non-Performing Loans                       1,495,000      2,120,000
                                                -----------------------------
Other Non-Performing Assets:
  Other Real Estate                                    206,000              0
  REO in Redemption                                    122,000              0
  Other Non-Performing  Assets                          67,000         40,000
                                                -----------------------------
    Total Other Non-Performing Assets                  395,000         40,000
                                                -----------------------------
Total Non-Performing Assets                         $1,890,000     $2,160,000
                                                =============================

Non-Performing Loans as a % of
  Total Loans                                             0.91%          1.17%
Non-Performing Assets as a % of
  Total Loans and Other Real Estate                       1.15%          1.20%
Allowance for Loan Losses as a % of
  Non-Performing Loans                                  177.86%        140.52%
Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets                       158.04%        137.92%
Accruing Loans Past Due 90 Days or
  More to Total Loans                                     0.11%          0.19%
Nonperforming Assets as a % of
  Total Assets                                            0.71%          0.82%


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

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of September 30, 1998 federal funds sold represented 4.7% of total assets, compared to 1.4% at September 30, 1997. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities have increased in 1998 due to the growth of interest bearing demand and savings deposits. Comparatively, in the first nine months of 1997, cash flows from financing activities increased because of increases in all deposit categories. Cash flows from investing activities were $8,797,000 during the first nine months of 1998 and ($14,486,000) in the same period of 1997. The primary reason for the decline in investing activities at the end of the third quarter of 1998 was an increase in maturing investments netting against funds used for investment purchases comparing to the same period in 1997.

CAPITAL MANAGEMENT

Total shareholders' equity rose 11.7% to $29,560,000 at September 30, 1998 compared with $26,459,000 at September 30, 1997. The Company's equity to asset ratio was 11.0% at September 30, 1998 and 10.1% at September 30, 1997. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first nine months of 1998, the Corporation increased its cash dividends by 10.5% to $.63 per share compared with $.57 in the same time period in 1997.

As indicated on the balance sheet on page 4, at September 30, 1998 the Company had an unrealized gain on securities available for sale (AFS) of $482,000 compared to an unrealized gain at September 30, 1997 of $3,000. This increase in gain position is attributable to market interest rates and the interest rate structures on those securities held in the AFS portfolio.

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

Table 8

--------------------------------------------------------------------------------------
Capital Ratios         Regulatory
                       Minimum For
                          "Well         September 30,    December 31,    September 30,
                     Capitalization"        1998             1997             1997
--------------------------------------------------------------------------------------
Risk Based Capital:
  Total Capital            10%              14.54%          13.47%           13.44%
  Tier 1                    6%              13.29%          12.22%           12.19%
  Tier 1 Leverage           5%              10.45%           9.99%            9.99%


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

Table 9 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of September 30, 1998, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates or indices.



TABLE 9                                         GAP ANALYSIS SEPTEMBER 30, 1998
(000's Omitted)                                 Within      Three       One to      After
                                                Three       Months-     Five        Five
                                                Months      One Year    Years       Years         Total
Earning Assets:
  Interest Bearing Bank Deposits                    $     0     $     0    $     0     $     0           0
  Federal Funds Sold                                 12,550           0          0           0      12,550
  Investment Securities                               7,734       5,495     16,115      34,215      63,559
  Loans                                              52,872      10,734     79,398      21,027     164,031
  Loans Held for Sale                                    88           0          0      10,514      10,602
                                                -----------------------------------------------------------
    Total Earning Assets                            $73,244     $16,229    $95,513     $65,756    $250,742
                                                ===========================================================
Interest Bearing Liabilities:
  Interest Bearing Demand Deposits                  $35,622     $     0         $0     $     0    $ 35,622
  Savings Deposits                                   17,390           0          0      44,685      62,075
  Time Deposits Less than $100,000                   23,464      32,423     23,319         234      79,440
  Time Deposits Greater than $100,000                11,944      10,498      5,356           0      27,798
  Other Borrowings                                      424          10         40       1,125       1,599
                                                -----------------------------------------------------------
    Total Interest Bearing Liabilities              $88,844     $42,931    $28,715     $46,044    $206,534
                                                ===========================================================
Interest Rate Sensitivity GAP                      ($15,600)   ($26,702)   $66,798     $19,712    $ 44,208
Cumulative Interest Rate
  Sensitivity GAP                                  ($15,600)   ($42,302)   $24,496     $44,208
Interest Rate Sensitivity GAP                          0.82        0.38       3.33        1.43
Cumulative Interest Rate
  Sensitivity GAP Ratio                                0.82        0.68       1.15        1.21

YEAR 2000

The Corporation is aware of current concerns throughout the business community of reliance upon computer hardware and software programs that do not properly recognize the year 2000 in date formats. The Corporation began to prepare for the year 2000 project in 1997 and has a project committee which meets regularly to plan and discuss test results and status reports. A Comprehensive review to identify the systems affected by this issue was completed and a testing and implementation plan was compiled and is currently being executed. The Corporation anticipates that with current core systems, minor modifications to auxiliary and vendor supplied systems all year 2000 compliance issues will be resolved no later than the end of the first quarter of 1999. The Corporation does not expect YEAR 2000 expenditures to have a material impact on operations, cash flows, or financial condition of future periods.


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits
     The exhibits listed on the "Exhibit Index" on page 15 of this report are incorporated herein by reference.

b.   Report on Form 8-K
     No reports on Form 8-K were filed for the quarter ended September 30, 1998.

                              FENTURA BANCORP, INC.
                        1998 Quarterly Report on Form 10Q
                                  EXHIBIT INDEX


Exhibit
  No.                              Exhibit                                               Location
-------    ---------------------------------------------------------------------       ------------


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

 10.4      Lease of Site for Automated Teller Machines between The State Bank
           and Bryce Felch dated November 6, 1986                                          *

 10.5      Lease of Site for Automated Teller Machines between The State Bank
           and VG'S Food Center, Inc. dated January 1, 1992                                *

 10.6      Lease of Holly Branch Bank Site between The State Bank and Inter Lakes
           Associates dated March 26, 1991                                                 *

 10.7      Lease of Davison Branch Bank Site between The State Bank and VG'S
           Food Center, Inc. dated April 27, 1993                                          *

 10.8      Lease of Clarkston Branch Site between The State Bank and Waldon
           Properties, Inc. dated January 24, 199                                          ***

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




Date  November 11, 1998       By   /s/ Donald L. Grill
      -----------------                --------------------
                                       Donald L. Grill
                                       Director
                                       President & CEO


Date  November 11, 1998       By  /s/  Ronald L. Justice
      -----------------           ----------------------
                                       Ronald L. Justice
                                       Vice President (Authorized Signer)
                                       Chief Financial Officer
                                       Cashier

                                 EXHIBIT INDEX


Exhibit
Number                                       Description
-------                                      -----------

27                                           Financial Data Schedule