Form 10-K405
period 1998-12-31
FENTURA BANCORP INC
filed 1999-03-29
CIK 919865

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                     For fiscal year ended December 31, 1998

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from                 to
                                       ---------------    ---------------
                         Commission file number 0-23550

                              Fentura Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                      38-2806518
--------------------------------------------------------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

 One Fenton Sq, PO Box  725, Fenton,  Michigan           48430-0725
------------------------------------------------      -----------------
   (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code (810) 629-2263

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.          X  Yes     No
                 ---        ----

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked prices of such stock was approximately $74,036,918 as of March 18, 1999.

     State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date. 1,410,227 shares of Common Stock as of March 18, 1999.

     The Index to the Exhibits can be found on pages 9 and 10.

                                                             Page 1 of 14 pages

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Fentura Bancorp, Inc. Proxy Statement for its annual meeting of shareholders held April 28, 1999 are incorporated by reference into
Part I through III.

                              Fentura Bancorp, Inc.

                         1998 Annual Report on Form 10-K

                                Table Of Contents

                                                                          Page
                                                                          ----
PART I
    Item 1.    Description of Business                                      4
    Item 2.    Description of Property                                      6
    Item 3.    Legal Proceedings                                            7
    Item 4.    Submission of Matters to a Vote of Security Holders          7

PART II
    Item 5.    Market for Common Equity and Related Stockholder Matters     7
    Item 6.    Selected Financial Data                                      7
    Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7
    Item 7a.  Quantitative and Qualitative Disclosures About Market Risk    7
    Item 8.    Financial Statements and Supplementary Data                  7
    Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                     8

PART III
    Item 10.  Directors, Executive Officers, Promoters, and Control
                    Persons Compliance with Section 16(a) of the
                      Exchange Act                                          8
    Item 11.  Executive Compensation                                        8
    Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management                                              8
    Item 13.  Certain Relationships and Related Transactions                8
    Item 14.  Exhibits and Reports on Form 8-K                              8

EXHIBIT INDEX                                                              10-11

SIGNATURES                                                                 12

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

     Fentura Bancorp, Inc. (the "Company" or "Fentura") is a one-bank holding company headquartered in Fenton, Michigan. The Company's subsidiary bank operates nine community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan. At the close of business on December 31, 1998, the Company had assets of $275 million, deposits of $241 million, and shareholders' equity of $30 million. Trust assets under management totaled $65 million.

     Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank ("TSB" or the "Bank"). TSB traces its origins to its predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898. See "The Bank".

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

The Bank

     TSB's original predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name "The Commercial Savings Bank of Fenton." In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank. For over 100 years TSB has been engaged in the general banking business in the Fenton, Michigan area. Its depositors are insured by the Federal Deposit Insurance Corporation (the "FDIC"), but it is not a member of the Federal Reserve System. As a state bank, it is subject to federal and state laws applicable to banks and to regulation and supervision by the FDIC and the Commissioner of the Financial Institutions Bureau of Michigan. See "Supervision and Regulation."

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

TSB is headquartered in the City of Fenton, Michigan, and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 1998, TSB operated four offices in the City of Fenton, Michigan, one office in the City of Linden, Michigan, two offices in the City of Davison, Michigan, one office in the Village of Holly, Michigan, and one office in the City of Clarkston, Michigan. Its main office is located downtown Fenton.

     As of December 31, 1998, TSB employed 116 full time personnel, including 25 officers, and an additional 33 part time employees. TSB considers its employee relations to be excellent.

The Competition

     The financial services industry is highly competitive. The Bank competes with other commercial banks, many of which are subsidiaries of bank holding companies, for loans, deposits, trust accounts, and other business on the basis of interest rates, fees, convenience and quality of service. The Bank also competes with a variety of other financial services organizations including savings and loan associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other financial organizations.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), signed into law on December 19, 1991, imposed on banks relatively detailed standards and mandated the development of additional regulations governing nearly every aspect of the operations and management of banks, in addition to many aspects of bank holding companies. Some of the major provisions contained in FDICIA includes recapitalization of the Bank Insurance Fund ("BIF"), a risk-based insurance premium assessment system, a capital-based supervision system that links supervisory intervention to the deterioration of a bank's capital level, new auditing and accounting and examination requirements, and mandated standards for bank lending and operations.

     FDICIA provides the FDIC with the authority to impose assessments on insured BIF member depository institutions to maintain the fund at the designated reserve ratio defined in FDICIA. In response to the BIF attaining the designated reserve ratio in 1995 , FDIC assessments were effectively eliminated in 1996 for banks meeting the requirements of supervisory risk subgroup 1.A. "well capitalized". The Bank has sufficient capital to maintain this designation (the FDIC's highest rating. In 1998, banks maintaining the "well capitalized" designation had no FDIC insurance premium requirements except for an insignificant special assessment calculated per 100 dollars of deposits. This special assessment resulted from the September 30, 1996 passage of Deposit Insurance Funds Act of 1996 by Congress and applies to all commercial banks regardless of risk subgroup classification. Further regulatory changes could impact the amount and type of assessment paid by the Bank.

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

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiary are parties to various legal proceedings incident to their business. At December 31, 1998, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The market and dividend information required by this item appears under the captions "Fentura Bancorp, Inc. Common Stock" and "Table 17" on page 43 of the Financial Statements portion of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

     The holders of record information required by this item appears under the caption "Proxy Statement - Voting Information" on page 1 of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing in Table 1 on page 26 of the Financial Statements portion of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing on pages 26 through 43 of the Financial Statements portion of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item appears under the headings "Liquidity and Interest Rate Risk Management" on pages 38 and 39 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 40 and 41 under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of the Financial Statements portion of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Corporation and Report of Grant Thornton LLP, Independent Auditors appear on pages 1 through 25 of the Financial Statements portion of the

Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the years ended December 31, 1997 and 1996, the Corporation had no changes or disagreements with accountants on accounting and financial disclosure required to be described in this item.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item with regard to Item 401 of Regulation S-K appears under the captions "Election of Directors", "Board Meetings and Committees of the Board", and "Executive Officers" on pages 6 and 7, 8 and 9, and 12 and respectively, of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

     The information required by this item with regard to Item 405 of Regulation S-K appears under the captions "Stock Ownership of Directors, Executive Officers, and Certain Major Shareholders" and "Compliance with Section 16 Reporting" on page 14 of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears under the captions "Executive Compensation", "Directors' Compensation", and "Retirement and Change in Control Agreements" on pages 15 through 19 of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item appears under the caption "Stock Ownership of Directors, Executive Officers and Certain Major Shareholders" on page 14 of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appear under the caption "Other Information" on page 19 of the Corporation's 1999 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:
          The following consolidated financial statements of the Corporation and Report of Grant Thornton LLP, Independent Auditors are incorporated by reference under Item 8 "Financial Statements and Supplementary Data" of this document:
            Consolidated Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Comprehensive Income
            Consolidated Statements of Changes in Stockholders' Equity

            Consolidated Statements of Cash Flows
            Notes to the Consolidated Financial statements
            Report of Grant Thornton LLP, Independent Auditors

     2.  Financial Statement Schedules
          All schedules are omitted -- see Item 14(d) below.

     3.  Exhibits:
          The exhibits listed on the "Exhibit Index" on pages 10 through 11 of this report are filed herewith and are incorporated herein by reference.


(b)  Report on Form 8-K
          No reports on Form 8-K were filed for the quarter ended
          December 31, 1998.

(c)  Exhibits:
          The "Exhibit Index" is filed herewith on pages 10 through 11 of this report and is incorporated herein by reference.

(d)  Financial Statement Schedules:
          All financial statement schedules normally required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                              FENTURA BANCORP, INC.
                         1998 Annual Report on Form 10-K
                                  EXHIBIT INDEX

Exhibit
  No.                               Exhibit                             Location
-------   ------------------------------------------------------        --------
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

 10.16   Employee Stock Option Plan                                      *****

 10.17   Form of Employee Stock Option Plan Agreement                    *****

 10.18   Executive Stock Bonus Plan                                      *****

 10.19   Stock Purchase Plan between The State Bank and Donald E.
         Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux
         dated November 27, 1996                                         ******

 22.1    Subsidiaries of the Registrant

 27.0    Financial Data Schedule

 *       Incorporated by reference to form 10-SB registration number 0-23550
 **      Incorporated by reference to form 8-K filed July 8, 1994
 ***     Incorporated by reference to form 10K-SB filed March 20, 1995
 ****    Incorporated by reference to form 10Q-SB filed May 2, 1996
 *****   Incorporated by reference to form 10K-SB filed March 27, 1996
 ******  Incorportated by reference to form 10K-SB filed March 20, 1997

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

Fentura Bancorp, Inc.
---------------------
   (Registrant)

By  /s/Donald L. Grill             Date:  March 18, 1999
    --------------------                  --------------
    Donald L. Grill
    On behalf of the registrant
    and as President & CEO,
    and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Capacity                        Date
----------------------------   ---------------------              --------------

/s/Russell H. VanGilder, Jr.  Chairman of the Board               March 18, 1999
----------------------------  and Director
Russell H. VanGilder, Jr.

/s/Forrest A. Shook           Vice Chairman of the Board          March 18, 1999
----------------------------  Director
Forrest A. Shook

/s/Richard A. Bagnall         Director                            March 18, 1999
----------------------------
Richard A. Bagnall

/s/Jon S. Gerych              Director                            March 18, 1999
----------------------------
Jon S. Gerych

/s/Philip J. Lasco            Director                            March 18, 1999
----------------------------
Philip J. Lasco

/s/Thomas P. McKenney         Director                            March 18, 1999
----------------------------
Thomas P. McKenney

/s/Brian P. Petty             Director                            March 18, 1999
----------------------------
Brian P. Petty

/s/Glen J. Pieczynski         Director                            March 18, 1999
----------------------------
Glen J. Pieczynski

/s/Ronald L. Justice          S.V.P. & Chief Financial Officer    March 18, 1999
----------------------------  (Also Principal Accounting Officer)
Ronald L. Justice