Form 10-Q
period 1999-03-31
FENTURA BANCORP INC
filed 1999-05-13
CIK 919865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31 1999
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from               to
                                       -------------    --------------

                         Commission file number 0-23550

                              FENTURA BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                    MICHIGAN                             38-2806518
--------------------------------------        --------------------------------
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
  X   Yes        No
-----      -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 7, 1999

 Class - Common Stock                         Shares Outstanding - 1,415,331

                              Fentura Bancorp, Inc.
                               Index to Form 10-Q




                                                                          Page

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

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc. and Subsidiaries
  Consolidated Balance Sheets (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                   MARCH 31,      DEC 31,    MARCH 31,
(000's omitted Except Per Share Data)                               1999          1998        1998

-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                            $  11,721       11,858       10,163
Federal funds sold                                                     7,700        6,300        9,300
                                                                   -----------------------------------
  Total Cash & Cash Equivalents                                       19,421       18,158       19,463

Interest bearing deposits with banks                                       0            0            0

Investment securities-held to maturity, at cost (market value of
  $11,622, and $9,952 at March 31, 1999 and 1998,
  respectively, and $11,695 at Dec. 1998)                             11,356       11,377        9,848
Investment securities-avail for sale,
  at market                                                           53,886       66,579       42,549
                                                                   -----------------------------------
    Total investment securities                                       65,242       77,956       52,397

Loans:
  Commercial                                                          79,086       78,536       75,790
  Tax exempt development loans                                           286          296          449
  Real estate loans - mortgage                                         9,532        9,010       13,617
  Real estate loans - construction                                    13,252       11,641       15,701
  Consumer loans                                                      61,200       62,423       70,272
                                                                   -----------------------------------
Total loans                                                          163,356      161,906      175,829
Less: Reserve for loan losses                                         (2,850)      (2,783)      (3,012)
                                                                   -----------------------------------
Net loans                                                            160,506      159,123      172,817

Loans held for sale                                                   10,591       10,507        7,867

Bank premises and equipment                                            4,030        3,996        3,789
Accrued interest receivable                                            1,428        1,658        1,715
Other assets                                                           5,230        3,649        3,432
                                                                   -----------------------------------
  Total assets                                                     $ 266,448      275,047      261,480
                                                                   ===================================


LIABILITIES

  Deposits:
    Non-interest bearing deposits                 $ 26,757     29,974     29,070
    Interest bearing deposits                      205,475    211,131    199,884
                                                  ------------------------------
      Total deposits                               232,232    241,105    228,954

  Federal Funds Purchased                                0          0          0
  Other borrowings                                   1,380      1,216      2,394

  Accrued taxes, interest and
    other liabilities                                2,271      2,704      2,580
                                                  ------------------------------
      Total liabilities                            235,883    245,025    233,928
                                                  ------------------------------
STOCKHOLDERS' EQUITY

  Common stock - $5 par value
   1,411,711 shares issued (1,408,436 in             3,529      3,521      3,482
   Dec.1998 and 1,392,777 in March, 1998)
  Surplus                                           17,807     17,644     17,111
  Retained Earnings                                  9,226      8,664      6,844
  Unrealized loss on sec avail for sale                  3        193        115
                                                  ------------------------------
    Total stockholder's equity                      30,565     30,022     27,552
                                                  ------------------------------
      Total liabilities and
      stockholder's equity                        $266,448    275,047    261,480
                                                  ==============================


See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                       1999        1998
-------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                      $    4,022        4,456
  Interest and dividends on
   investment securities:
    Taxable                                              782          672
    Tax-exempt                                           135          119
  Int on deposits with banks                               0            1
  Interest on federal funds sold                         144           48
                                                  -----------------------
       Total interest income                           5,083        5,296

  INTEREST EXPENSE
    Deposits                                           1,923        2,162
    Short-term borrowings                                 32           46
                                                  -----------------------
       Total interest expense                          1,955        2,208

  NET INTEREST INCOME                                  3,128        3,088
  Provision for loan losses                              195          156
                                                  -----------------------
    Net interest income after
     provision for loan losses                         2,933        2,932

  NON-INTEREST INCOME
    Service chrgs on dep accts                           476          415
    Fiduciary income                                     155          141
    Other operating income                               369          404
    Investment gains                                      26            0
                                                  -----------------------
      Total non-interest income                        1,026          960

  NON-INTEREST EXPENSE
    Salaries and benefits                              1,328        1,239
    Occupancy of bank premises                           193          178
    Equipment expense                                    341          316
    Other operating expenses                             813          967
                                                  -----------------------
      Total non-interest expense                       2,675        2,700

  NET INCOME BEFORE TAXES                              1,284        1,192
  Applicable income taxes                                398          372
                                                  -----------------------
  NET INCOME                                      $      886          820
                                                  =======================
  Per share:
  Net income                                      $     0.63         0.59
  Dividends                                       $     0.23         0.21
  Average number of common
    shares outstanding                             1,409,277    1,386,989


See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)


                                                     Three Months     Three Months
                                                        Ended            Ended
---------------------------------------------------------------------------------
                                                         March 31,      March 31,
(000's omitted)                                            1999           1998
---------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                           $  3,521      $  3,462
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                                8            20
                                                         --------      --------
  Balance, end of period                                    3,529         3,482

SURPLUS
  Balance, beginning of period                             17,644        16,913
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                              163           198
                                                         --------      --------
  Balance, end of period                                   17,807        17,111

RETAINED EARNINGS
  Balance, beginning of period                              8,664         6,308
    Net income                                                886           820
    Cash dividends declared                                  (324)         (284)
                                                         --------      --------
  Balance, end of period                                    9,226         6,844

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                                193            59
    Change in unrealized gain (loss)
    on securities, net of tax                                (190)           56
                                                         --------      --------
  Balance, end of period                                        3           115
                                                         --------      --------
TOTAL SHAREHOLDERS' EQUITY                               $ 30,565      $ 27,552
                                                         ========      ========


See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                             Three Months Ended
                                                                 March 31,
--------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                      1999        1998
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:

 Net income                                                $    886    $    820
 Adjustments to reconcile net inc to cash
    Provided by Operating Activities:
      Depreciation and amortization                             200         218
      Provision for loan losses                                 195         156
      Amortization (accretion) on securities                     (4)         10
      Loans originated for sale                              (1,141)     (5,876)
      Loans sold                                              1,057       1,534
      Gain on investment securities                             (26)          0
      Decrease (increase) in interest receivable                230         192
      Decrease (increase) in other assets                    (1,445)       (396)
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                        (433)       (257)
                                                       ------------------------
Total Adjustments                                            (1,367)     (4,419)
                                                       ------------------------
Net Cash Provided By (Used In) Operating Activities            (481)     (3,599)
                                                       ------------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                       0          95
  Proceeds from maturities of inv activities - HTM               20          20
  Proceeds from maturities of inv activities - AFS           34,291      11,450
  Purchases of investment securities - HTM                        0        (281)
  Purchases of investment securities - AFS                  (21,893)     (7,460)
  Net (increase) in customer loans                           (1,578)      4,745
  Capital expenditures                                         (234)        (17)
                                                       ------------------------
Net Cash Used in Investing Activities                        10,606       8,552

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                (4,639)        167
  Net increase (decrease) in Time deposits                   (4,234)     (1,747)
  Net increase (decr) in borrowing's                            164        (291)
  Proceeds from stock issuance                                  171         218
  Cash dividends                                               (324)       (284)
                                                       ------------------------
Net Cash Provided By (Used In) Financing Activities          (8,862)     (1,937)

NET INCREASE IN CASH AND CASH EQUIVALENTS                  $  1,263    $  3,016

CASH AND CASH EQUIVALENTS - BEGINNING                      $ 18,158    $ 16,447
CASH AND CASH EQUIVALENTS - ENDING                         $ 19,421    $ 19,463
                                                       ========================

CASH PAID FOR:
  INTEREST                                                 $  2,384    $  2,400
  INCOME TAXES                                             $     60    $    200



See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Statement of Comprehensive Income


                                                          Three Months Ended
(000's Omitted)                                                March 31,
                                                          1999          1998
                                                     ---------------------------
Net Income                                                   $ 886         $ 820
Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during period                                            ($164)        $  56
  Less: reclassification adjustment for
    gains included in net income                             $  26         $   0
                                                     ---------------------------
Other comprehensive income                                   ($190)        $  56
                                                     ---------------------------
Comprehensive income                                         $ 696         $ 876
                                                     ===========================

Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.     Basis of presentation
            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the three months ended March 31, 1999 and 1998. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Table 1
Selected Financial Data

                                                              Three Months Ended
                                                                  March 31,
$ in thousands except per share data  and ratios             1999          1998
--------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Earnings:

Interest Income                                              $  5,083    $  5,296
Interest Expense                                                1,955       2,208
                                                ---------------------------------
Net Interest Income                                             3,128       3,088
Provision for Possible Credit Losses                              195         156
                                                ---------------------------------
Net Interest Income after Provision                             2,933       2,932
Total Other Operating Income                                    1,026         960
Total Other Operating Expense                                   2,675       2,700
                                                ---------------------------------
Income Before Income Taxes                                      1,284       1,192
Provision for Income Taxes                                        398         372
                                                ---------------------------------
Net Income                                                   $    886    $    820
                                                =================================
Net Income Per Share                                         $   0.63    $   0.59

Summary of Consolidated Statements of
Financial Condition:

Assets                                                       $266,448    $261,480
Securities                                                     65,242      52,397
Loans                                                         173,947     183,696
Deposits                                                      235,883     233,928
Stockholders' Equity                                           30,565      27,552

Other Financial and Statistical Data:

Tier 1 Capital to Risk Weighted Assets                          13.67%      12.46%
Total Capital to Risk Weighted Assets                           14.92%      13.71%
Tier 1 Capital to Average Assets                                10.61%      10.18%
Total Cash Dividends                                         $    324    $    284
Book Value Per Share                                         $  21.69    $  19.86
Cash Dividends Paid Per Share                                $   0.23    $   0.21
Period End Market Price Per Share                            $  54.00    $  28.00
Dividend Payout Ratio                                           36.57%      34.63%
Return on Average Stockholders'Equity                           11.51%      11.96%
Return on Average Assets                                         1.32%       1.28%
Net Interest Margin (FTE)                                        5.12%       5.25%
Total Equity to Assets at Year End                              11.50%      10.50%

--------------------------------------------------------------------------------

Results of Operations

Table 1 summarizes selected financial data for the three months ended March 31, 1999 and 1998. As indicated earnings for the three months ended March 31, 1999 were $886,000 compared to $820,000 for the same period in 1998. Earnings have continued to steadily increase as a result of continued strength of core banking activities. Contributing to the 1999 results was the improvement of net interest income and other operating income.

The banking industry uses standard performance indicators to help evaluate the Corporation's performance. Return on average assets is one of these indicators. For the three months ended March 31, 1999 the Corporation's return on average assets was 1.32% compared to 1.28% for the same period in 1998. Total assets increased approximately $5,000,000 from March 31, 1998 to $266,448,000 at March 31, 1999. Stockholders' Equity increased approximately $3,000,000 from March 31, 1998 to $30,565,000 at March 31, 1999. The increase in equity will allow the Corporation to continue its growth strategy. Net income per share-basic was $.63 in the first three months of 1999 compared to $.59 for the same period in 1998.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1999 and 1998 are summarized in Table 3. The effects of changes in average interest rates and average balances are detailed in Table 2 below.


Table 2                   CHANGES IN NET INTEREST INCOME
                        DUE TO CHANGES IN AVERAGE VOLUME
                               AND INTEREST RATES

                                     THREE MONTHS ENDED MARCH  31,         THREE MONTHS ENDED MARCH 31,
                                        1999 COMPARED TO 1998                1998 COMPARED TO 1997
                                        INCREASE (DECREASE)                    INCREASE (DECREASE)
                                              DUE TO:                                DUE TO:
                                     -----------------------------------------------------------------
                                              YIELD/                                  YIELD/
(000'S OMITTED)                       VOL      RATE     TOTAL               VOL       RATE   TOTAL
------------------------------------------------------------------------------------------------------
INT. BEARING DEPOSITS IN BANKS       ($  1)   $   0    ($  1)              ($  1)   $   0    ($  1)
TAXABLE SECURITIES                     126      (16)     110                  (1)       3        2
TAX-EXEMPT SECURITIES                   19       (3)      16                  38       (7)      31
FEDERAL FUNDS SOLD                     126      (30)      96                 (46)       3      (43)

TOTAL LOANS                           (337)    (180)    (517)                (16)     (45)     (61)
LOANS HELD FOR SALE                    108      (25)      83                  97      (13)      84
                                     -------------------------------------------------------------

    TOTAL EARNING ASSETS                41     (254)    (213)                 71      (59)      12


INT. BEARING DEMAND DEPOSITS            40      (55)     (15)                 13       (6)       7
SAVINGS DEPOSITS                        34      (69)     (35)                 17      (23)      (6)
TIME CD'S $100,000 AND OVER             (1)     (44)     (45)                (51)      10      (41)
OTHER TIME DEPOSITS                    (62)     (82)    (144)                  7      (13)      (6)
OTHER BORROWINGS                       (12)      (2)     (14)                 (2)       5        3
                                     -------------------------------------------------------------

    TOTAL INT. BEARING LIABILITIES      (1)    (252)    (253)                (16)     (27)     (43)
                                     -------------------------------------------------------------

         NET INTEREST INCOME         $  42    ($  2)   $  40               $  87    ($ 32)   $  55
                                     =============================================================

As indicated in Table 2, during the three months ended March 31, 1999, net interest income increased over the same period in 1998 principally due to the reduction of rates paid on interest bearing liabilities.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 1999 and 1998 are shown in Table 3. Net interest income for the three months ended March 31, 1999 was 3,128,000 an increase of $40,000 over the same period in 1998. This represents an increase of 1.3%. The primary factor contributing to the net interest income increase is the reduction of interest expense due to lower rates paid on savings, interest bearing DDA, and time deposits. Also indicated in Table 3, for the three months ended March 31, 1998 net interest income was $3,088,000. This is an increase of $55,000 or 1.8% over the same period in 1997. The increase in 1998 is also attributable to the reduction of interest expense due to lower rates paid on interest bearing deposits and a reduction in time deposits of $100,000 and over.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates continue to change in 1999, additional corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

Table 3                                                   THREE MONTHS ENDED MARCH 31,
AVERAGE BALANCES AND RATES                              1999                               1998
(000s omitted)                             AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/    YIELD/
Assets                                     BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                          -------------------------------------------------------------------
 Interest bearing deposits in Banks               $0          $0    0.00%           $64          $1    6.34%
 Investment securities:
   U.S. Treasury and Government Agencies      51,357         767    6.06%        43,620         657    6.11%
   State and Political                        11,360         135    4.82%         9,822         119    4.91%
   Other                                       1,264          15    4.81%           760          15    8.00%
                                          --------------------------------   --------------------------------
   Total Investment Securities                63,981         917    5.81%        54,202         791    5.92%
   Fed Funds Sold                             12,556         144    4.65%         3,492          48    5.57%
 Loans:
   Commercial                                 85,745       1,963    9.28%        86,699       2,084    9.75%
   Tax Free                                      296           4    5.48%           467           7    6.08%
   Real Estate-Mortgage                       15,731         388   10.00%        19,604         518   10.72%
   Consumer                                   61,727       1,483    9.74%        70,216       1,746   10.08%
                                          --------------------------------   --------------------------------
 Total loans                                 163,499       3,838    9.52%       176,986       4,355    9.98%
 Allowance for Loan Loss                     (2,828)                            (2,945)
 Net Loans                                   160,671       3,838    9.69%       174,041       4,355   10.15%
                                          --------------------------------   --------------------------------
Loans Held for Sale                           10,549         184    7.07%         5,697         101    7.19%
                                          --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                       $250,585      $5,083    8.23%      $240,441      $5,296    8.93%
                                          -------------------------------------------------------------------
 Cash Due from Banks                           9,960                              9,558
 All Other Assets                             10,959                              9,175
                                          -----------                        -----------
TOTAL ASSETS                                $268,676                           $256,229
                                          -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                $27,625                            $24,648
   Interest bearing - DDA                     43,024         187    1.76%        35,958         202    2.28%
   Savings Deposits                           62,881         424    2.73%        58,631         459    3.17%
   Time CD's $100,000 and Over                25,384         334    5.34%        25,474         379    6.03%
   Other Time CD's                            74,896         978    5.30%        79,185       1,122    5.75%
                                          --------------------------------   --------------------------------
 Total Deposits                              233,810       1,923    3.34%       223,896       2,162    3.92%
 Other Borrowings                              1,818          32    7.14%         2,421          46    7.71%
                                          --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES              $208,003      $1,955    3.81%      $201,669      $2,208    4.44%
                                          -------------------------------------------------------------------
 All Other Liabilities                         2,255                              2,477
 Shareholders Equity                          30,793                             27,435
                                          -----------                        -----------
 TOTAL LIABILITIES and S/H EQUITY           $268,676                           $256,229
                                          -----------            ---------   -----------            ---------
Net Interest Rate Spread                                            4.41%                              4.49%
Impact of Non-Int Funds on Margin                                   0.65%                              0.72%
                                                                 ---------                          ---------
Net Interest Income/Margin                                $3,128    5.06%                    $3,088    5.21%
                                                     =====================              =====================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 1999, the ALL was $2,850,000, or 1.64% of total loans, including those loans held for sale. This compares with $3,012,000, or 1.64%, at March 31, 1998. The decline in the ALL balance was a result of a substantial write down on a nonperforming commercial loan in 1998. The loss was a result of isolated circumstances and management believes that overall asset quality remains strong.

The provision for loan losses was $195,000 for the three months ended March 31, 1999 and $156,000 for the same period in 1998. The primary reason for increasing the provision in 1999 was to maintain the ALL balance commensurate with expected loan growth.

Table 4             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                          Three Months Ended
(000's omitted)                                                  March 31,
                                                           1999           1998
                                                ------------------------------
Balance at Beginning of Period                           $ 2,783       $ 2,955
                                                ------------------------------
Charge-Offs:
  Domestic:
    Commercial, Financial and Agriculture                    (72)          (42)
    Real Estate-Construction                                   0             0
    Real Estate-Mortgage                                      (2)            0
    Installment Loans to Individuals                         (88)          (86)
    Lease Financing                                            0             0
                                                ------------------------------
      Total Charge-Offs                                     (162)         (128)
                                                ------------------------------

Recoveries:
  Domestic:
    Commercial, Financial and Agriculture                      6            13
    Real Estate-Construction                                   0             0
    Real Estate-Mortgage                                       0             0
    Installment Loans to Individuals                          28            16
    Lease Financing                                            0             0
                                                ------------------------------
      Total Recoveries                                        34            29
                                                ------------------------------
Net Charge-Offs                                             (128)          (99)
                                                ------------------------------
Provision                                                    195           156
                                                ------------------------------
Balance at End of Period                                 $ 2,850       $ 3,012
                                                ==============================
Ratio of Net Charge-Offs During the Period                  0.08%         0.06%
                                                ==============================

NON-INTEREST INCOME

TABLE 5
                                                      Three Months Ended
Analysis of Non-Interest Income                           March 31,
------------------------------------------------------------------------
(000's omitted)
                                                       1999         1998
------------------------------------------------------------------------
Service Charges on Deposit Accounts                     $476       $415
Gain on Sale of Mortgages                                $52        $74
Mortgage Servicing Fees                                  $76        $94
Fiduciary Income                                        $155       $141
Other Operating Income                                  $241       $236
Investment Gains                                         $26         $0
                                                ------------------------
  Total Non-Interest Income                           $1,026       $960
                                                ========================

Non-interest income increased in the three months ended March 31, 1999 as compared to the same period in 1998, due to an increase in service charges on deposit accounts. Overall non-interest income was $1,026,000 in the three months ended March 31, 1999 compared to $960,000 for the same period in 1998. These figures represent an increase of 6.9%. Table 5 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $476,000 in the three months ended March 31, 1999 compared to $415,000 for the same period of 1998. This represents an increase of 14.7%. Growth in deposit totals, the number of accounts and certain account activities account for the increases in fees.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $52,000 in the quarter ended March 31, 1999 and $74,000 in the same period in 1998. The decrease occurred because of a decrease in residential mortgage refinance activity and new loan volumes.

Mortgage servicing fees were $76,000 in the three months ended March 31, 1999 compared to $94,000 in the same time period in 1998. This is a decline of $18,000 or 19.1%. The decline is attributable to lower serviced loan balances in 1999 due to payoffs throughout 1998 and the first three months of 1999 of serviced loans and the Corporation's retention of certain new mortgages as opposed to selling those loans and recognizing servicing fees.

Fiduciary income increased $14,000 in the three months ended March 31, 1999 comparing to the same time period in the prior year. This 9.9% increase in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Gains on the sale of investments were $26,000 in the first quarter of 1999. These gains occurred from sales of investments which had lower yield potential and longer maturities in connection with forecasts relating to yield curve movements and the expected impact on market rates. Proceeds from these transactions are being used to invest in other securities with stronger yields within certain maturity horizons. In the first quarter of 1998 there were no such transactions and accordingly there were no gains from the sale of investments.

Non-Interest Expense

TABLE 6
                                                     Three Months Ended
Analysis of Non-Interest Expense                          March 31,
------------------------------------------------------------------------
(000's omitted)
                                                     1999        1998
-------------------------------------------------------------------------
Salaries and  Benefits                               $1,328      $1,239
Equipment                                              $341        $316
Net Occupancy                                          $193        $177
FDIC Assessment                                          $7          $7
Office Supplies                                         $65         $88
Loan & Collection Expense                               $60        $111
Advertising                                             $52         $81
Other Operating Expense                                $629        $681
                                                ------------------------
  Total Non-Interest Expense                         $2,675      $2,700
                                                ========================

Total non-interest expense was $2,675,000 in the three months ended March 31, 1999 compared with $2,700,000 in the same period of 1998. This is a decrease of
 .9%. This decrease occurred due to decreases in office supplies, loan and collection, advertising, and other operating expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,328,000 in the three months ended March 31, 1999, compared with $1,239,000, or an increase of 7.2%, for the same time period in 1998. Increased costs are primarily a result of an increase in the number of employees and normal annual salary increases.

During the three months ended March 31, 1999 equipment expenses were $341,000 compared to $316,000 for the same period in 1998, an increase of 7.9%. The increase in expense is attributable to equipment repairs, upgrades, and maintenance.

Occupancy expenses at $193,000 increased in the three months ended March 31, 1999 comparing to the same period in 1998 by $16,000 or 9.0%. The increase is attributable to increases in facility repairs and maintenance, utility, real estate tax, and facility depreciation expense.

During the three months ended March 31, 1999 office supplies expense at $65,000 decreased $23,000 comparing to the $88,000 in expense for the same period in 1998. This decrease is attributable to volume decreases of regular office supplies and preprinted forms in 1999.

Loan and collection expenses, at $60,000, were down $51,000 during the three months ended March 31, 1999 comparing to the same time period in 1998. This decrease is primarily attributable to decreases in home equity loan fees waived to the customer and paid by the bank and a decrease in dealer service fees paid in connection with indirect auto lending.

Advertising expenses were $52,000 in the quarter ended March 31, 1999 compared to $81,000 in the same period of 1998. This is a decrease of $29,000 or 35.8%. Media and promotional advertising expenses in connection with the Bank's 100th anniversary in 1998 account for the variance to 1999 expense.

Other operating expenses were $629,000 in the three months ended March 31, 1999 compared to $681,000 in the same time period in 1998, a decrease of $52,000 or 7.6%. The decrease is attributable to a decrease in deposit account losses. These losses were down in 1999 because of a loss of $75,000 on an improperly endorsed check in January of 1998.

NONPERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 7 represents the levels of these assets at March 31, 1999 and 1998.

Non-performing loans include several delinquent single-family mortgage loans which have sufficient equity and no expected loss. Non-accrual loans include a large commercial loan and a residential construction mortgage loan. An agreement has been executed that requires specific action plans, collateral pledges, and related performance expectations for the commercial loan creating the largest exposure for the Corporation. These loans will be closely monitored.

Table 7
Non-Performing Assets and Past Due Loans

                                                             March 31,
                                                        1999           1998
                                                ------------------------------

Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                         $  182,000      $  869,000
  Non-Accrual Loans                                   1,032,000       1,688,000
  Renegotiated Loans                                      7,000           8,000
                                                 ------------------------------
    Total Non-Performing Loans                        1,221,000       2,565,000
                                                 ------------------------------
Other Non-Performing Assets:
  Other Real Estate                                     172,000               0
  REO in Redemption                                      96,000         154,000
  Other Non-Performing  Assets                           30,000          63,000
                                                 ------------------------------
    Total Other Non-Performing Assets                   298,000         217,000
                                                 ------------------------------
Total Non-Performing Assets                          $1,519,000      $2,782,000
                                                 ==============================

Non-Performing Loans as a % of
  Total Loans                                              0.75%           1.46%

Non-Performing Assets as a % of
  Total Loans and Other Real Estate                        0.93%           1.58%

Allowance for Loan Losses as a % of
  Non-Performing Loans                                   233.42%         117.43%

Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets                        198.95%         113.80%

Accruing Loans Past Due 90 Days or
  More to Total Loans                                      0.11%           0.49%

Non-performing Assets as a % of
  Total Assets                                             0.57%           1.06%



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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first three months of 1999 and 1998.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of March 30, 1999 federal funds sold represented 2.9% of total assets, compared to 3.6% at March 30,

1998. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

Interest rate risk is managed by controlling and limiting the level of earnings volatility arising from rate movements. The Corporation regularly performs reviews and analysis of those factors impacting interest rate risk. Factors include maturity and re-pricing frequency of balance sheet components, impact of rate changes on interest margin and prepayment speeds, market value impacts of rate changes, and other issues. Both actual and projected performance is reviewed, analyzed, and compared to policy and objectives to assure present and future financial viability.

As indicated in the statement of cash flows, cash flows from financing activities decreased $8,862,000 in first three months of 1999 due to the decline of total deposits. Comparatively, in the first three months of 1998, cash flows from financing activities decreased $1,937,000 because of decreases in time deposits. Cash flows from investing activities were $10,606,000 during the first three months of 1999 and $8,552,000 in the same period of 1998. The primary reason for the increase in investing activities at the end of the first quarter of 1999, was an increase in maturing investments comparing to the same period in 1998.

CAPITAL MANAGEMENT

Total shareholders' equity rose 10.9% to $30,565,000 at March 31, 1999 compared with $27,552,000 at March 31, 1998. The Company's equity to asset ratio was 11.5% at March 31, 1999 and 10.5% at March 31, 1998. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first three months of 1999, the Corporation increased its cash dividends by 9.5% to $.23 per share compared with $.21 in the same time period in 1998.

As indicated on the balance sheet on page 4, at March 31, 1998 the Company had an unrealized gain on securities available for sale (AFS) of $3,000 compared to an unrealized gain at March 31, 1998 of $115,000. This decrease in gain position is attributable to market interest rates and the interest rate structures on those securities held in the AFS portfolio.

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

Table 8
----------------------------------------------------------------------------------------
Capital Ratios         Regulatory
                       Minimum For
                          "Well            March 31,     December 31,       March 31,
                     Capitalization"          1998            1998             1998
----------------------------------------------------------------------------------------
Risk Based Capital:
  Total Capital            10%              14.92%          14.55%           13.71%
  Tier 1                    6%              13.67%          13.30%           12.46%
  Tier 1 Leverage           5%              10.61%          10.60%           10.18%

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

Table 9 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of March 31, 1998, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates or indices.

Table 9                                                             GAP ANALYSIS MARCH 31, 1999
(000's Omitted)                                      Within       Three      One to       After
                                                      Three     Months-        Five        Five
                                                     Months    One Year       Years       Years       Total
Earning Assets:
  Interest Bearing Bank Deposits                         $0          $0          $0          $0           0
  Federal Funds Sold                                  7,700           0           0           0       7,700
  Investment Securities                              22,312         674      13,848      28,408      65,242
  Loans                                              53,002       9,553      79,409      21,392     163,356
  Loans Held for Sale                                   166           0           0      10,425      10,591
                                                ------------------------------------------------------------
    Total Earning Assets                            $83,180     $10,227     $93,257     $60,225    $246,889
                                                ============================================================

Interest Bearing Liabilities:
  Interest Bearing Demand Deposits                  $39,882          $0          $0          $0     $39,882
  Savings Deposits                                   18,376           0           0      47,936      66,312
  Time Deposits Less than $100,000                   16,666      33,982      23,809          60      74,517
  Time Deposits Greater than $100,000                12,193       7,679       4,892           0      24,764
  Other Borrowings                                      215           0          40       1,125       1,380
                                                ------------------------------------------------------------
    Total Interest Bearing Liabilities              $87,332     $41,661     $28,741     $49,121    $206,855
                                                ============================================================
Interest Rate Sensitivity GAP                      ($4,152)   ($31,434)     $64,516     $11,104     $40,034
Cumulative Interest Rate  Sensitivity GAP          ($4,152)   ($35,586)     $28,930     $40,034
Interest Rate Sensitivity GAP                          0.95        0.25        3.24        1.23
Cumulative Interest Rate Sensitivity GAP Ratio         0.95        0.72        1.18        1.19

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs which were designed to utilize two digits rather than four digits in date fields for computer calculations. Any computer or electronic calculation recognizing a two digit rather than a four digit date may incur system failure or miscalculate information when using a date after December 31, 1999 resulting in potentially serious impairment to business operations. The Corporation began addressing the Year 2000 issue internally in 1997 with the formation of a task force created to identify, coordinate, manage and monitor the impact of Year 2000 related issues. The task force consists of representatives from every functional area of the Corporation.

The Corporation's Year 2000 Program initially focused on technology assessment and planning, and the upgrading or renovation of internal systems. Once the assessment and renovation phases were largely complete the task force focused on testing or validating internal systems and the assessment of external business risk and contingency planning.

Currently, the Corporation's Year 2000 Program is tracked against a well defined set of goals and key dates. The Corporation has not identified any noncompliant systems for which a solution is not available and which would impair the business operations. All Year 2000 costs to date have not been material and are being expensed, or capitalized if it is a system replacement, as incurred. Anticipated future expenses are not expected to materially impair future earnings. The Corporation anticipates that all renovation or replacement and testing procedures will be completed by June 30, 1999. As of December 31, 1998, substantially all core system software applications were remediated. The majority of internal testing of these software applications was complete. Completion of the goals as of December 31, 1998, exceeds the milestones established by the Corporation's banking regulators.

Throughout 1999, the task force will continue to assess and create contingency plans as they relate to internal operational risk as well as external risks including major customer and vendor due diligence. In its normal course of business, the Corporation manages many types of risk. Management recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the fact that there may be a higher likelihood the Year 2000 risk will present itself in multiple, simultaneous impacts. Because of this, the Corporation has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated Year 2000 effects into account. Although it is too early to predict accurately what system failures may occur, management believes sufficient planning, communication, coordination, and testing will mitigate potential material disruption. In this regard, contingency plans including command centers, response teams, technology teams, and testing are being developed. In addition to the internal and external testing, and credit assessments, the Corporation is assessing operational and liquidity needs to enhance contingency plans.

While the Corporation is not aware of any Year 2000 problems for which a solution is not available, other unanticipated Year 2000 issues could arise, and there can be no assurance that actual results will be comparable to expected results.



                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits
     The exhibits listed on the "Exhibit Index" on page 15 of this report are incorporated herein by reference.

b.   Report on Form 8-k 4
     No reports on Form 8-k were filed for the quarter ended March 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FENTURA BANCORP, INC.




Date  May 12, 1999          By   /s/  Donald L. Grill
      ------------               --------------------
                                      Donald L. Grill
                                      Director
                                      President & CEO


Date  May 12, 1999          By   /s/  Ronald L. Justice
      ------------               ----------------------
                                      Ronald L. Justice
                                      Senior Vice President (Authorized Signer)
                                      Chief Financial Officer
                                      Cashier

                              FENTURA BANCORP, INC.
                        1999 Quarterly Report on Form 10Q
                                  EXHIBIT INDEX

Exhibit
  No.                          Exhibit                                                                 Location
-------                        -------                                                                 --------
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
