Form 10-Q
period 1999-06-30
FENTURA BANCORP INC
filed 1999-08-06
CIK 919865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM                  TO
                                      ------------------  -------------

                         COMMISSION FILE NUMBER 0-23550
                                                -------
                              FENTURA BANCORP, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



          MICHIGAN                                         38-2806518
----------------------------------             ---------------------------------
  (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

               ONE FENTON SQ, P.O. BOX 725, FENTON, MICHIGAN 48430
               ---------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (810) 629-2263
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 05, 1999

 Class - Common Stock                         Shares Outstanding - 1,417,094

                              FENTURA BANCORP, INC.
                               INDEX TO FORM 10-Q




                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS                              3

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9

PART II - OTHER INFORMATION

    ITEM 1 - 6  MISCELLANEOUS INFORMATION                                  21

                         PART I - FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  FENTURA BANCORP, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

Item 1. Consolidated Financial Statements

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                        JUNE 30,        DEC 31,        JUNE 30,
(000's omitted Except Per Share Data)                                     1999           1998            1998

------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                        $           13,101          11,858         14,965
  Federal funds sold                                                          4,400           6,300          9,400
                                                                 -------------------------------------------------
    Total Cash & Cash Equivalents                                            17,501          18,158         24,365

  Interest bearing deposits with banks                                            0               0              0

  Investment securities-held to maturity,
    at cost (market value of $11,200, and
    $10,958 at June 30, 1999 and 1998,
    respectively, and $11,695 at Dec. 1998)                                  11,190          11,377         10,845
  Investment securities-avail for sale,
    at market                                                                60,133          66,579         44,813
                                                                 -------------------------------------------------
      Total investment securities                                            71,323          77,956         55,658

  Loans:
    Commercial                                                               81,551          78,536         72,185
    Tax exempt development loans                                                274             296            427
    Real estate loans - mortgage                                              9,831           9,010         11,996
    Real estate loans - construction                                         11,328          11,641         13,593
    Consumer loans                                                           61,279          62,423         69,831
                                                                 -------------------------------------------------
  Total loans                                                               164,263         161,906        168,032
  Less: Allowance for possible loan losses                                   (2,920)         (2,783)        (2,758)
                                                                 -------------------------------------------------
  Net loans                                                                 161,343         159,123        165,274

  Loans held for sale                                                        10,401          10,507         11,137

  Bank premises and equipment                                                 4,784           3,996          3,702
  Accrued interest receivable                                                 1,547           1,658          1,747
  Other assets                                                                5,210           3,649          3,369
                                                                 -------------------------------------------------
    Total assets                                                 $          272,109         275,047        265,252
                                                                 =================================================


LIABILITIES
  Deposits:
    Non-interest bearing deposits                                $           29,203          29,974         28,231
    Interest bearing deposits                                               207,944         211,131        203,371
                                                                 -------------------------------------------------
      Total deposits                                                        237,147         241,105        231,602

  FEDERAL FUNDS PURCHASED                                                         0               0              0
  OTHER BORROWINGS                                                              945              41          1,500
  LONG TERM BORROWINGS                                                        1,164           1,175          1,175
  ACCRUED TAXES, INTEREST AND
    other liabilities                                                         2,038           2,704          2,458
                                                                 -------------------------------------------------
      Total liabilities                                                     241,294         245,025        236,735
                                                                 -------------------------------------------------
STOCKHOLDERS' EQUITY

  Common stock - $2.5 par value
   1,417,094 shares issued (1,408,436 in                                      3,543           3,521          3,508
   Dec.1998 and 1,403,177 in June, 1998)
  Surplus                                                                    18,081          17,644         17,400
  Retained Earnings                                                           9,880           8,664          7,446
  Unrealized gain (loss) on securities available for sale                     (689)             193            163
                                                                 -------------------------------------------------
    Total stockholder's equity                                               30,815          30,022         28,517
                                                                 -------------------------------------------------
      Total liabilities and
      stockholder's equity                                       $          272,109         275,047        265,252
                                                                 =================================================

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                            1999           1998                1999            1998
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                       $           4,320          4,527    $          8,342           8,983
  Interest and dividends on
   investment securities:
    Taxable                                                      706            637               1,488           1,309
    Tax-exempt                                                   134            128                 269             247
  Int on deposits with banks                                       0              1                   0               1
  Interest on federal funds sold                                 213            112                 357             160
                                                   --------------------------------    --------------------------------
       Total interest income                                   5,373          5,405              10,456          10,700

  INTEREST EXPENSE
    Deposits                                                   1,904          2,111               3,827           4,273
    Other borrowings                                              11             18                  21              42
    Long term borrowings                                          21             22                  43              44
                                                   --------------------------------    --------------------------------
       Total interest expense                                  1,936          2,151               3,891           4,359

  NET INTEREST INCOME                                          3,437          3,253               6,565           6,341
  Provision for loan losses                                      130            256                 325             412
                                                   --------------------------------    --------------------------------
    Net interest income after
     provision for loan losses                                 3,307          2,997               6,240           5,929

  NON-INTEREST INCOME
    Service chrgs on dep accts                                   499            428                 975             843
    Fiduciary income                                             144            139                 299             280
    Other operating income                                       357            453                 726             857
    Investment gains                                               0              5                  26               5
                                                   --------------------------------    --------------------------------
      Total non-interest income                                1,000          1,025               2,026           1,985

  NON-INTEREST EXPENSE
    Salaries and benefits                                      1,421          1,315               2,749           2,554
    Occupancy of bank premises                                   190            182                 383             360
    Equipment expense                                            342            359                 683             675
    Other operating expenses                                     937            879               1,750           1,846
                                                   --------------------------------------------------------------------
      Total non-interest expense                               2,890          2,735               5,565           5,435

  NET INCOME BEFORE TAXES                                      1,417          1,287               2,701           2,479
  Applicable income taxes                                        437            390                 835             762
                                                   --------------------------------    --------------------------------
  NET INCOME                                       $             980            897    $          1,866           1,717
                                                   ================================    ================================
  Per share:
  Net income                                       $            0.69           0.64    $           1.32            1.23
  Dividends                                        $            0.23           0.21    $           0.46            0.42
  Average number of common
    shares outstanding                                     1,415,637      1,401,213           1,412,475       1,394,140

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                SIX MONTHS             SIX MONTHS
                                                                  ENDED                  ENDED
-------------------------------------------------------------------------------------------------------
                                                                 JUNE 30,               JUNE 30,
                                            (000'S OMITTED)       1999                    1998
-------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                          $             3,521         $            3,462
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                                         22                         46
                                                        -------------------         ------------------
  Balance, end of period                                              3,543                      3,508

SURPLUS
  Balance, beginning of period                                       17,644                     16,913
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                                        437                        487
                                                        -------------------         ------------------
  Balance, end of period                                             18,081                     17,400

RETAINED EARNINGS
  Balance, beginning of period                                        8,664                      6,308
    Net income                                                        1,866                      1,717
    Cash dividends declared                                            (650)                      (579)
                                                        -------------------         ------------------
  Balance, end of period                                              9,880                      7,446

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                                          193                         59
    Change in unrealized gain (loss)
    on securities, net of tax                                          (882)                       104
                                                        -------------------         ------------------
  Balance, end of period                                               (689)                       163
                                                        -------------------         ------------------
TOTAL SHAREHOLDERS' EQUITY                              $            30,815         $           28,517
                                                        ===================         ==================

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
----------------------------------------------------------------------------------------
(000'S OMITTED,
 EXCEPT PER SHARE DATA)                                                1999        1998
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

  Net income                                                    $     1,866   $   1,717
 Adjustments to reconcile net inc to cash
    Provided by Operating Activities:
      Depreciation and amortization                                     406         441
      Provision for loan losses                                         325         256
      Amortization (accretion) on securities                            (30)         28
      Loans originated for sale                                      (5,924)    (17,764)
      Loans sold                                                      6,030      10,152
      Gain on investment securities                                     (26)         (5)
      Decrease (increase) in interest receivable                        111         160
      Decrease (increase) in other assets                              (932)       (358)
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                                (666)       (379)
                                                                -----------------------
Total Adjustments                                                      (706)     (7,469)
                                                                -----------------------
Net Cash Provided By (Used In) Operating Activities                   1,160      (5,752)
                                                                -----------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                               0          95
  Proceeds from maturities of inv activities - HTM                      185       3,055
  Proceeds from sales and maturities of inv activities - AFS         56,767      19,759
  Purchases of investment securities - HTM                                0      (4,314)
  Purchases of investment securities - AFS                          (51,636)    (17,973)
  Net (increase) in customer loans                                   (2,682)     12,188
  Capital expenditures                                               (1,194)       (153)
                                                                -----------------------
Net Cash Used in Investing Activities                                 1,440      12,657

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                           533       1,202
  Net increase (decrease) in Time deposits                           (4,491)       (134)
  Net increase (decr) in borrowing's                                    893         (10)
  Proceeds from stock issuance                                          458         534
  Cash dividends                                                       (650)       (579)
                                                                -----------------------
Net Cash Provided By (Used In) Financing Activities                  (3,257)      1,013

NET INCREASE IN CASH AND CASH EQUIVALENTS                             ($657)     $7,918

CASH AND CASH EQUIVALENTS - BEGINNING                           $    18,158   $  16,447
CASH AND CASH EQUIVALENTS - ENDING                              $    17,501   $  24,365
                                                                =======================

CASH PAID FOR:
  INTEREST                                                      $     4,305   $   4,398
  INCOME TAXES                                                  $       950   $   1,130

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Statement of Comprehensive Income


                                                                       SIX MONTHS ENDED
(000'S OMITTED)                                                            JUNE 30,
                                                                      1999          1998
                                                              ----------------------------
Net Income                                                    $      1,866      $    1,717
Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during period                                                    ($856)     $      109
  Less: reclassification adjustment for
    gains included in net income                              $         26      $        5
                                                              ----------------------------
Other comprehenisive income                                          ($882)     $      104
                                                              ----------------------------
Comprehensive income                                          $        984      $    1,821
                                                              ============================



Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.      Basis of presentation
             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the three and six months ended June 30, 1999 and 1998. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Table 1
Financial Data

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
$ IN THOUSAND EXCEPT PER SHARE DATA AND  RATIOS                     1999         1998
---------------------------------------------------------------------------------------
Summary of Consolidated Statements of Earnings:

Interest Income                                                 $ 10,456       $ 10,700
Interest Expense                                                   3,891          4,359
                                                                -----------------------
Net Interest Income                                                6,565          6,341
Provision for Possible Credit Losses                                 325            412
                                                                -----------------------
Net Interest Income after Provision                                6,240          5,929
Total Other Operating Income                                       2,026          1,985
Total Other Operating Expense                                      5,565          5,435
                                                                -----------------------
Income Before Income Taxes                                         2,701          2,479
Provision for Income Taxes                                           835            762
                                                                -----------------------
Net Income                                                      $  1,866       $  1,717
                                                                =======================

Net Income Per Share                                            $   1.32       $   1.23

Summary of Consolidated Statements of Financial Condition:

Assets                                                          $272,109       $265,252
Securities                                                        71,323         55,658
Loans                                                            174,664        179,169
Deposits                                                         237,147        231,602
Stockholders' Equity                                              30,815         28,517

Other Financial and Statistical Data:

Tier 1 Capital to Risk Weighted Assets                             13.59%         11.83%
Total Capital to Risk Weighted Assets                              14.84%         13.08%
Tier 1 Capital to Average Assets                                   10.81%         10.21%
Total Cash Dividends                                            $    650       $    579
Book Value Per Share                                            $  21.82       $  20.45
Cash Dividends Paid Per Share                                   $   0.46       $   0.42
Period End Market Price Per Share                               $  54.00       $  41.50
Dividend Payout Ratio                                              34.83%         33.72%
Return on Average Stockholders'Equity                              11.98%         12.26%
Return on Average Assets                                            1.38%          1.33%
Net Interest Margin (FTE)                                           5.35%          5.34%
Total Equity to Assets at Period End                               11.32%         10.75%
---------------------------------------------------------------------------------------

Results of Operations

Table 1 summarizes selected financial data for the six months ended June 30, 1999 and 1998. As indicated earnings for the six month ended June 30, 1999 were $1,866,000 compared to $1,717,000 for the same period in 1998. Earnings have continued to steadily increase as a result of improvement of net interest income and other operating income.

The banking industry uses standard performance indicators to help evaluate an institution's performance. Return on average assets is one of these indicators. For the six months ended June 30, 1999 the Coporation's return on average assets was 1.38% compared to 1.33% for the same period in 1998. Total assets increased approximately $7,000,000 from June 30, 1998 to $272,109,000 at June 30, 1999.
Stockholders' Equity increased approximately $2,300,000 from June 30, 1998 to $30,815,000 at June 30, 1999. The increase in equity will allow the Corporation to continue its growth strategy. Net income per share-basic was $1.32 in the first six months of 1999 compared to $1.23 for the same period in 1998.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 1999 and 1998 are summarized in Tables 3 and 4, respectively. The effects of changes in average interest rates and average balances are detailed in Table 2 below.


Table 2                  CHANGES IN NET INTEREST INCOME
                        DUE TO CHANGES IN AVERAGE VOLUME
                               AND INTEREST RATES

                                                      THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                                        1999 COMPARED TO 1998                  1999 COMPARED TO 1998
                                                         INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                              DUE TO:                                DUE TO:
                                                ------------------------------------------------------------------------
                                                               YIELD/                                 YIELD/
                                (000'S OMITTED)        VOL       RATE      TOTAL              VOL       RATE       TOTAL
------------------------------------------------------------------------------------------------------------------------
    INTEREST BEARING DEPOSITS IN BANKS                   0          0          0               (1)         0          (1)
TAXABLE SECURITIES                                      81        (12)        69              208        (29)        179
TAX-EXEMPT SECURITIES                                    6          0          6               24         (2)         22
FEDERAL FUNDS SOLD                                     248       (147)       101              262        (65)        197

TOTAL LOANS                                           (239)        16       (223)            (587)      (153)       (740)
LOANS HELD FOR SALE                                     18         (2)        16              117        (18)         99
                                                ------------------------------------------------------------------------

                 TOTAL EARNING ASSETS                  114       (145)       (31)              23       (267)       (244)


INTEREST BEARING DEMAND DEPOSITS                        31        (60)       (29)              70       (114)        (44)
SAVINGS DEPOSITS                                        32        (16)        16               67        (86)        (19)
TIME CD'S $100,000 AND OVER                             10        (37)       (27)               4        (76)        (72)
OTHER TIME DEPOSITS                                    (69)       (98)      (167)            (126)      (185)       (311)
OTHER BORROWINGS                                        (8)         0         (8)             (19)        (3)        (22)
                                                ------------------------------------------------------------------------

   TOTAL INTEREST BEARING LIABILITIES                   (4)      (211)      (215)              (4)      (464)       (468)
                                                ------------------------------------------------------------------------

                  NET INTEREST INCOME           $      118     $   66      $ 184            $  27     $  197      $  224
                                                ========================================================================



As indicated in Table 2, during the three and six months ended June 30 1999, net interest income increased over the same period in 1998 principally due to the reduction of rates paid on interest bearing deposit liabilities.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 1999 and 1998 are shown in Table 3. Net interest income for the three months ended June 30, 1999 was $3,437,000 an increase of $184,000 over the same period in 1998. This represents an increase of 5.7%. The primary factors contributing to the net interest income increase is the reduction of interest expense due to lower rates paid on interest bearing DDA and time deposits. Also indicated in Table 3, for the three months ended June 30, 1998 net interest income was $3,253,000. This is an increase of $212,000 or 7.0% over the same period in 1997. The increase in 1998 is primarily attributable to the growth in the Corporation's earning assets through increases in federal funds sold and loans held for sale and a reduction in interest expense due to lower rates paid on deposits.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the six months ended June 30, 1999 and 1998 are shown in Table 4. Net interest income for the six months ended June 30, 1999 was 6,565,000 an increase of $224,000 over the same period in 1998. This represents an increase of 3.5%. The primary factor contributing to the net interest income increase is a reduction of interest expense due to lower rates paid deposits and lower deposit balances. Also indicated in Table 4, for the six months ended June 30, 1998 net interest income was $6,341,000. This is an increase of $267,000 or 4.4% over the same period in 1997. The increase in 1998 is attributable to the growth in the Corporation's earning assets through increases in loans held for sale and investment securities, and accordingly an increase in interest income, and a reduction of interest expense due to lower rates paid on savings, interest bearing DDA, and other time deposits.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 1999, corresponding changes in funding costs would be considered to avoid any potential negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

Table 3                                                         AVERAGE BALANCES AND RATES
                                                                THREE MONTHS ENDED JUNE 30,
(dollars in thousands)                                   1999                               1998
                                           ------------------------------   --------------------------------
ASSETS                                      AVG BAL     INC/EXP    YIELD       AVG BAL     INC/EXP     YIELD
 Interest bearing deposits in Banks        $        0   $       0    0.00%  $          0  $       0     0.00%
 Investment securities:
   U.S. Treasury and Government Agencies       46,389         690    5.97%        41,524        621     6.00%
   State and Political                         11,248         134    4.78%        10,739        128     4.78%
   Other                                        1,297          16    4.95%           788         16     8.14%
                                           ------------------------------   --------------------------------
   Total Investment Securities                 58,934         840    5.72%        53,051        765     5.78%
   Fed Funds Sold                              17,969         213    4.75%         8,136        112     5.52%
 Loans:
   Commercial                                  88,849       2,330   10.52%        85,687      2,124     9.94%
   Tax Free                                       286           4    5.61%           435         11    10.14%
   Real Estate-Mortgage                        13,808         324    9.41%        17,907        462    10.35%
   Consumer                                    61,779       1,479    9.60%        70,221      1,763    10.07%
                                           ------------------------------   --------------------------------
 Total loans                                  164,722       4,137   10.07%       174,250      4,360    10.04%
 Allowance for Loan Loss                      (2,896)                            (3,017)
 Net Loans                                    161,826       4,137   10.25%       171,233      4,360    10.21%
                                           ------------------------------   --------------------------------

Loans Held for Sale                            10,496         183    6.99%         9,502        167     7.05%
                                           ------------------------------   --------------------------------

 TOTAL EARNING ASSETS                      $  252,121   $   5,373    8.55%  $    244,939  $   5,404     8.85%
                                           -----------------------------------------------------------------
 Cash Due from Banks                           10,099                              9,673
 All Other Assets                              11,047                              9,212
                                           ----------                       ------------
TOTAL ASSETS                               $  270,371                       $    260,807
                                           ----------                       ------------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA              $   28,588                       $     27,765
   Interest bearing - DDA                      42,533         180    1.70%        37,097        209     2.26%
   Savings Deposits                            65,102         454    2.80%        60,742        438     2.89%
   Time CD's $100,000 and Over                 24,431         319    5.24%        23,726        346     5.85%
   Other Time CD's                             74,453         951    5.12%        79,353      1,118     5.65%
                                           ------------------------------   --------------------------------
 Total Deposits                               235,107       1,904    3.25%       228,683      2,111     3.70%
 Other Borrowings                               1,860          32    6.90%         2,321         40     6.91%
                                           ------------------------------   --------------------------------

  INTEREST BEARING LIABILITIES             $  208,379   $   1,936    3.73%  $    203,239  $   2,151     4.25%
                                           -----------------------------------------------------------------
 All Other Liabilities                          1,900                              2,319
 Shareholders Equity                           31,504                             27,484
                                           ----------                       ------------
 TOTAL LIABILITIES and S/H EQUITY          $  270,371                       $    260,807
                                           ----------                ----   ------------                ----
Net Interest Rate Spread                                             4.82%                              4.60%
   Impact of Non-Int Funds on Margin                                 0.65%                              0.72%
                                                                     ----                               ----
Net Interest Income/Margin                              $   3,437    5.47%                $   3,253     5.33%
                                                        =================                 ==================

Table 4                                                         AVERAGE BALANCES AND RATES
                                                                 SIX MONTHS ENDED JUNE 30,
(dollars in thousands)                                   1999                               1998
                                           -------------------------------   -------------------------------
ASSETS                                      AVG BAL     INC/EXP    YIELD       AVG BAL    INC/EXP    YIELD
 Interest bearing deposits in Banks        $        0          $0    0.00%   $        32  $       1    6.30%
 Investment securities:
   U.S. Treasury and Government Agencies       48,873       1,457    6.01%        42,572      1,278    6.05%
   State and Political                         11,304         269    4.80%        10,281        247    4.84%
   Other                                        1,281          31    4.88%           774         31    8.08%
                                           ------------------------------    -------------------------------
   Total Investment Securities                 61,458       1,757    5.77%        53,627      1,556    5.85%
   Fed Funds Sold                              15,263         357    4.72%         5,814        160    5.55%
 Loans:
   Commercial                                  87,297       4,293    9.92%        86,193      4,208    9.85%
   Tax Free                                       291           8    5.54%           451         18    8.05%
   Real Estate-Mortgage                        14,783         712    9.71%        18,988        980   10.41%
   Consumer                                    61,764       2,962    9.67%        70,255      3,509   10.07%
                                           ------------------------------    -------------------------------
 Total loans                                  164,135       7,975    9.80%       175,887      8,715    9.99%
 Allowance for Loan Loss                       (2,862)                            (2,981)
 Net Loans                                    161,273       7,975    9.97%       172,906      8,715   10.16%
                                           ------------------------------    ------------------------------

Loans Held for Sale                            10,498         367    7.05%         7,331        268    7.37%
                                           ------------------------------    ------------------------------
 TOTAL EARNING ASSETS                      $  251,354     $10,456    8.39%   $   242,691  $  10,700    8.89%
                                           ----------------------------------------------------------------
 Cash Due from Banks                           10,030                              9,616
 All Other Assets                              11,003                              9,194
                                           ----------                        -----------
TOTAL ASSETS                               $  269,525                        $   258,520
                                           ----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA              $   28,106                        $    25,660
   Interest bearing - DDA                      42,649         367    1.74%        36,484        411    2.27%
   Savings Deposits                            64,122         878    2.76%        59,730        897    3.03%
   Time CD's $100,000 and Over                 24,818         653    5.31%        24,681        725    5.92%
   Other Time CD's                             74,764       1,929    5.20%        79,189      2,240    5.70%
                                           ------------------------------    ------------------------------
 Total Deposits                               234,459       3,827    3.29%       225,744      4,273    3.82%
 Other Borrowings                               1,839          64    7.02%         2,370         86    7.32%
                                           ------------------------------    ------------------------------
  INTEREST BEARING LIABILITIES             $  208,192      $3,891    3.77%   $   202,454  $   4,359    4.34%
                                           ----------------------------------------------------------------
 All Other Liabilities                          2,078                              2,399
 Shareholders Equity                           31,149                             28,007
                                           ----------                        -----------
 TOTAL LIABILITIES and S/H EQUITY          $  269,525                        $   258,520
                                           ----------               -----    -----------               ----
Net Interest Rate Spread                                             4.62%                             4.55%
Impact of Non-Int Funds on Margin                                    0.65%                             0.72%
                                                                     ----                              ----
Net Interest Income/Margin                                 $6,565    5.27%                $   6,341    5.27%
                                                           ==============                 =================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 1999, the ALL was $2,920,000, or 1.67% of total loans, including those loans held for sale. This compares with $2,758,000, or 1.54%, at June 30, 1998. The increase in the ALL balance and percentage of total loans is a result of the decline in loan balances.

The provision for loan losses was $130,000 and $325,000 for the three and six months, respectively, ended June 30, 1999 and $256,000 and $ 412,000 for the same periods in 1998. The primary reason for decreasing the provision in the second quarter of 1999 was the improvement in overall loan quality.

Table 5             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
(000'S OMITTED)                                     JUNE 30,              JUNE 30,
                                                1999        1998       1999       1998
                                           --------------------------------------------
Balance at Beginning of Period             $   2,850     $ 3,012    $ 2,783     $ 2,955
                                           --------------------------------------------
Charge-Offs:
  Domestic:
    Commercial, Financial and Agriculture          0        (383)       (72)       (425)
    Real Estate-Mortgage                           0         (10)        (2)        (10)
    Installment Loans to Individuals             (83)       (145)      (171)       (231)
    Lease Financing                                0           0          0           0
                                           --------------------------------------------
      Total Charge-Offs                          (83)       (538)      (245)       (666)
                                           --------------------------------------------

Recoveries:
  Domestic:
    Commercial, Financial and Agriculture          4           2         10          15
    Real Estate-Mortgage                           0           0          0           0
    Installment Loans to Individuals              19          26         47          42
    Lease Financing                                0           0          0           0
                                           --------------------------------------------
      Total Recoveries                            23          28         57          57
                                           --------------------------------------------
Net Charge-Offs                                  (60)       (510)      (188)       (609)
                                           --------------------------------------------
Provision                                        130         256        325         412
                                           --------------------------------------------
Balance at End of Period                   $   2,920      $2,758    $ 2,920     $ 2,758
                                           ============================================

Ratio of Net Charge-Offs During the Period      0.14%       1.11%      0.22%       0.66%
                                           ============================================


NON-INTEREST INCOME

TABLE 6

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
ANALYSIS OF NON-INTEREST INCOME                   JUNE 30,                JUNE 30,
--------------------------------------------------------------------------------------
(000'S OMITTED)
                                              1999        1998        1999        1998
--------------------------------------------------------------------------------------
Service Charges on Deposit Accounts         $  499      $  428      $  975      $  843
Gain on Sale of Mortgages                   $   31      $   73          83         147
Mortgage Servicing Fees                     $   72      $   87         148         181
Fiduciary Income                            $  144      $  139         299         280
Other Operating Income                      $  254      $  293         495         529
Investment Gains                            $    0      $    5          26           5
                                            ------------------------------------------
  Total Non-Interest Income                 $1,000      $1,025      $2,026      $1,985
                                            ==========================================

Non-interest income decreased in the three months ended June 30, 1999 as compared to the same period in 1998 due to decreases in other operating income and the gain on sale of mortgages. For the six months ended June 30, 1999 comparing to the same period in 1998 non-interest income increased. This improvement is primarily attributable to an increase in service charges on deposit accounts. Overall non-interest income was $1,00,000 and $2,026,000 in the three and six months, respectively, ended June 30, 1999 compared to $1,025,000 and $1,985,000 for the same periods in 1998. Table 6 provides a more detailed breakdown of the components of non-interest income and the following discussion provides a detailed analysis of the changes from each period.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $499,000 in the three months ended June 30, 1999 and $975,000 in the six months ended June 30, 1999 compared to $428,000 and $843,000, respectively, for the same periods of 1998. These represent increases of 16.6% and 15.7%, respectively. Growth in deposit totals, the number of accounts and certain account activities account for the increases.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $31,000 in the quarter ended June 30, 1999 and $73,000 in the same period in 1998. These gains were $83,000 in the six months ended June 30, 1999 and $147,000 in the same period of 1998. These decreases occurred because of lower residential mortgage refinance activity due to the impact of changing market rates.

Mortgage servicing fees were $72,000 and $148,000 for the three and six months ended June 30, 1999, respectively compared to $87,000 and $181,000 for the same periods, respectively, in 1998. The declines are attributable to lower serviced loan balances in 1999 due to payoffs throughout 1998 and the first half of 1999 and the Corporation's retention of certain new mortgages as opposed to selling those loans and recognizing servicing fees.

Fiduciary income increased $5,000 in the three months ended June 30, 1999 and increased $19,000 in the six months ended June 30, 1999 comparing to the same time periods in the prior year. These 3.6% and 6.8%, respectively, increases in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other operating income was $254,000 for the three months ended June 30, 1999 and $293,000 for the same period in 1998. This is a decrease of 13.3% compared to the same time period in 1998. For the six months ended June 30, 1999 other income was $495,000 compared to $529,000 to the same period in 1998. This is an increase of 6.4%. These decreases occurred primarily due to lower transaction fees associated with certain ATM activity.


Non-Interest Expense

TABLE 7

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
ANALYSIS OF NON-INTEREST EXPENSE                             JUNE 30,              JUNE 30,
------------------------------------------------------------------------------------------------
(000'S OMITTED)
                                                        1999        1998        1999        1998
------------------------------------------------------------------------------------------------
Salaries and  Benefits                                $1,421      $1,315      $2,749      $2,554
Equipment                                             $  342      $  359         683         675
Net Occupancy                                         $  190      $  183         383         360
FDIC Assessment                                       $    7      $    7          14          14
Office Supplies                                       $   68      $   71         133         159
Loan & Collection Expense                             $  103      $   88         163         199
Advertising                                           $  108      $   70         160         151
Other Operating Expense                               $  651      $  642       1,280       1,323
                                                      ------------------------------------------
  Total Non-Interest Expense                          $2,890      $2,735      $5,565      $5,435
                                                      ==========================================

Total non-interest expense was $2,890,000 in the three months ended June 30, 1999 compared with $2,735,000 in the same period of 1998. This is an increase of 5.7%. For the six months ended June 30, 1999 non-interest expenses were $5,565,000 compared to $5,435,000 in the same time period of 1998, an increase of 2.4%. These increases occurred due to increases in salaries and benefits, net occupancy, and advertising expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,421,000 in the quarter ended June 30, 1999, compared with $1,315,000, or an increase of 8.1%, for the same time period in 1998. These costs were $2,749,000 in the six months ended June 30, 1999, and $2,554,000, or an increase of 7.6%, for the same time period in 1998. Increased costs are primarily a result of filling vacant positions, the revision of position and salary levels in the second quarter of 1998, and the implementation of pension programs for certain employees.

During the three months ended June 30, 1999 equipment expenses were $342,000 compared to $359,000 for the same period in 1998, an decrease of 4.7%. For the six months ended June 30, 1999 these expenses were $683,000 compared to $675,000 for the same time period in 1998, a increase of 1.2%. The decrease of expense in the three months ended June 30, 1999 compared to the same period in 1998 is attributable to equipment depreciation. Depreciation expense decreased because several substantial assets reached full depreciation in the last quarter of 1998. For the six months ended June 30, 1999 equipment expense increased because of repairs, upgrades, and maintenance performed in the first quarter of 1999.

Occupancy expenses increased in both the three and six months ended June 30, 1999 comparing to the same periods in 1998. These expenses were $190,000 and $383,000 in the three and six months ended June 30, 1999, respectively, and $183,000 and $360,000 in the same periods, respectively, in 1998. This is a 3.8% increase in the three months ended June 30, 1999 compared to the same period in 1998, and a 6.4% increase in the six months ended June 30, 1999 compared to the same period in 1998. These increases are attributable to increases in facility repairs and maintenance, utility, real estate tax, and facility depreciation expense.

As indicated in Table 7, during the three and six months ended June 30, 1999 office supplies expense decreased $3,000 and $26,000, respectively, comparing to the same periods in 1998. These decreases are attributable to cost and volume decreases of regular office supplies and preprinted forms.

Loan and collection expenses increased $15,000 to $103,000 in the three months ended June 30, 1999 an increase of 17.0% comparing to the $88,000 for the same time period in 1998. This increase is attributable a one time payment of insurance premiums in connection with the home equity loan product. For the six months ended June 30, 1999, loan and collection expenses were $163,000 compared to $199,000 for the same time period in 1998. This $36,000 decrease, or 18.1%, is attributable to a decrease in dealer service fees paid in connection with indirect auto lending.

Advertising expenses were $108,000 and $160,000 for the three and six months ended June 30, 1999, respectively, compared to $70,000 and $151,000 for the same periods in 1998, respectively. This is an increase of 54.3% for the three months ended June 30, 1999 comparing to the same period in 1998, and an increase of 6.0% for the six months ended June 30, 1999 comparing to the same period in 1998. These increases are attributable to increases in shareholder communications, promotional activities, and advertising expense connected with our senior citizens programs.

Other operating expenses were $1,280,000 in the six months ended June 30, 1999 compared to $1,323,000 in the same time period in 1998, a decrease of 3.3%. The expenses decreased comparing the two periods because of a one time loss of $75,000 on an improperly endorsed check in January of 1998. These expenses increased in the three months ended June 30, 1999 comparing to the same period in 1998 because of increases in consulting expenses.

NONPERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 8 represents the levels of these assets at June 30, 1999 and 1998.

Non-performing loans include several delinquent single-family mortgage loans which have sufficient equity and no expected loss. Non-accrual loans include two commercial loans and one residential mortgage loan. All non-accrual loans are secured by real estate with sufficient equity and accordingly, no losses are anticipated. As Table 8 indicates, non-performing assets have decreased substantially comparing June 30, 1999 to June 30, 1998, because of a payoff of a large commercial non-accrual loan in the second quarter on 1999.

Table 8
NON-PERFORMING ASSETS AND PAST DUE LOANS

                                                        JUNE 30,
                                                 1999            1998
                                             ---------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                 $  264,000       $  255,000
  Non-Accrual Loans                             359,000        1,916,000
  Renegotiated Loans                              6,000            7,000
                                             ---------------------------
    Total Non-Performing Loans                  629,000        2,178,000
                                             ---------------------------
Other Non-Performing Assets:
  Other Real Estate                             172,000                0
  REO in Redemption                             182,000          131,000
  Other Non-Performing  Assets                    4,000           82,000
                                             ---------------------------
    Total Other Non-Performing Assets           358,000          213,000
                                             ---------------------------
Total Non-Performing Assets                  $  987,000       $2,391,000
                                             ===========================

Non-Performing Loans as a % of
  Total Loans                                      0.36%            1.22%

Non-Performing Assets as a % of
  Total Loans and Other Real Estate                0.56%            1.33%

Allowance for Loan Losses as a % of
  Non-Performing Loans                           464.23%          126.63%

Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets                331.71%          120.83%

Accruing Loans Past Due 90 Days or
  More to Total Loans                              0.15%            0.14%

Nonperforming Assets as a % of
  Total Assets                                     0.36%            0.90%


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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first six months of 1999 and 1998.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of June 30, 1999 federal funds sold represented 1.6% of total assets, compared to 3.5% at June 30, 1998. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities have decreased in 1999 due to a decline in time deposit balances. Comparatively, in the first six months of 1998, cash flows from financing activities increased because of an increase in checking and savings deposits. Cash flows from investing activities were $1,440,000 during the first six months of 1999 and $12,657,000 in the same period of 1998. The primary reason for the decline in investing activities at the end of the second quarter of 1999 was an increase in maturing and sold investments netting against funds used for investment purchases.

CAPITAL MANAGEMENT

Total shareholders' equity rose 8.1% to $30,815,000 at June 30, 1999 compared with $28,517,000 at June 30, 1998. The Company's equity to asset ratio was 11.3% at June 30, 1999 and 10.8% at June 30, 1998. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first half of 1999, the Corporation increased its cash dividends per share by 9.5% to $.46 per share compared with $.42 in the first half of 1998.

As indicated on the balance sheet on page 4, at June 30, 1999 the Company had an unrealized loss on securities available for sale (AFS) of $689,000 compared to an unrealized gain at June 30, 1998 of $163,000. This change from a unrealized gain to an unrealized loss is attributable to market interest rates and the interest rate structures on those securities held in the AFS portfolio.

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

TABLE 9

-----------------------------------------------------------------------------------
CAPITAL RATIOS           REGULATORY
                        MINIMUM FOR
                           "WELL          JUNE 30,       DECEMBER 31,      JUNE 30,
                      CAPITALIZATION"       1999            1998             1998
-----------------------------------------------------------------------------------
RISK BASED CAPITAL:
  Total Capital              10%            14.84%          14.55%           13.08%
  Tier 1                      6%            13.59%          13.30%           11.83%
  Tier 1 Leverage             5%            10.81%          10.60%           10.21%


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

Table 10 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of June 30, 1999, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates or indices.

TABLE 10                                              GAP ANALYSIS JUNE 30, 1999

(000'S OMITTED)                      WITHIN        THREE         ONE TO         AFTER
                                      THREE        MONTHS-        FIVE          FIVE
                                     MONTHS       ONE YEAR       YEARS          YEARS          TOTAL
EARNING ASSETS:

Interest Bearing Bank Deposits      $      0      $      0      $      0      $      0             0
Federal Funds Sold                     4,400             0             0             0         4,400
Investment Securities                  6,814           703        29,293        34,513        71,323
Loans                                 56,434         7,120        79,513        21,196       164,263
Loans Held for Sale                      152             0             0        10,249        10,401
                                    ----------------------------------------------------------------
  Total Earning Assets              $ 67,800      $  7,823      $108,806      $ 65,958      $250,387
                                    ================================================================

INTEREST BEARING LIABILITIES:

  Interest Bearing Demand Deposits          $ 40,103       $      0       $      0      $      0      $ 40,103
  Savings Deposits                            19,562              0              0        49,256        68,818
  Time Deposits Less than $100,000            16,018         36,456         22,268            72        74,814
  Time Deposits Greater than $100,000         12,016          8,120          4,073             0        24,209
  Other Borrowings                               945              0             40         1,124         2,109
                                            ------------------------------------------------------------------
    Total Interest Bearing Liabilities      $ 88,644       $ 44,576       $ 26,381      $ 50,452      $210,053
                                            ==================================================================
Interest Rate Sensitivity GAP               ($20,844)      ($36,753)      $ 82,425      $ 15,506      $ 40,334
Cumulative Interest Rate
  Sensitivity GAP                           ($20,844)      ($57,597)      $ 24,828      $ 40,334
Interest Rate Sensitivity GAP                   0.76           0.18           4.12          1.31
Cumulative Interest Rate
  Sensitivity GAP Ratio                         0.76           0.57           1.16          1.19


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

Currently, the Corporation's Year 2000 Program is tracked against a well defined set of goals and key dates. The Corporation has not identified any noncompliant systems for which a solution is not available and which would impair the business operations. All Year 2000 costs to date have not been material and are being expensed, or capitalized if it is a system replacement, as incurred. Anticipated future expenses are not expected to materially impair future earnings. All testing procedures were completed by June 30, 1999. Completion of the goals as of June 30, 1999 meets the milestones established by the Corporation's banking regulators.

Throughout 1999, the task force will continue to assess and create contingency plans as they relate to internal operational risk as well as external risks including major customer and vendor due diligence. However, as of June 30, 1999 the Corporation's Y2K Business Resumption Contingency Plan had been completed and has been submitted to the FDIC for approval.

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

FORWARD LOOKING STATEMENT

This discussion and analysis of financial condition and results of operations, and other sections of the Financial Statements, contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward looking statements. The Corporation undertakes no obligation to update, amend or clarify forward looking statements as a result of new information, future events, or otherwise.

Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward looking statement include, but are not limited to, changes in interest rate and interest rate relationships, demands for products and services, the degree of competition by traditional and non-traditional competitors, changes in banking laws or regulations, changes in tax laws, change in prices, the impact of technological advances, government and regulatory policy changes, the outcome of pending and future litigation and contingencies, trends in customer's behaviors as well as their ability to repay loans, and the local economy.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     The exhibits listed on the "Exhibit Index" on page 15 of this report are incorporated herein by reference.

b.   Report on Form 8-k
     No reports on Form 8-k were filed for the quarter ended June 30, 1999.

                              FENTURA BANCORP, INC.
                        1999 QUARTERLY REPORT ON FORM 10Q
                                  EXHIBIT INDEX

EXHIBIT
  NO.                            EXHIBIT                                                LOCATION
-------   ----------------------------------------------------------------------        --------
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




Date  August 6, 1999                By   /s/  Donald L. Grill
      --------------                     --------------------
                                              Donald L. Grill
                                              Director
                                              President & CEO


Date  August 6, 1999                By   /s/  Ronald L. Justice
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