Form 10-Q
period 1999-09-30
FENTURA BANCORP INC
filed 1999-11-12
CIK 919865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X   Yes      No
-----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: NOVEMBER 10, 1999

 Class - Common Stock                         Shares Outstanding - 1,418,858

                             FENTURA BANCORP, INC.
                               INDEX TO FORM 10-Q



                                                                  PAGE
                                                                  ----

PART I  -  FINANCIAL INFORMATION

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS                       3

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9

PART II -  OTHER INFORMATION

    ITEM 1 - 6 MISCELLANEOUS INFORMATION                            22

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc. and Subsidiaries
  Consolidated Balance Sheets (Unaudited)


------------------------------------------------------------------------------------------------------------------
                                                                           SEPT. 30,        DEC 31,      SEPT. 30,
(000's omitted Except Per Share Data)                                        1999            1998          1998

------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                            $       10,751          11,858         10,626
  Federal funds sold                                                          8,450           6,300         12,550
                                                                     ---------------------------------------------
    Total Cash & Cash Equivalents                                            19,201          18,158         23,176

  Investment securities-held to maturity,
    at cost (market value of $13,992, and
    $11,395 at June 30, 1999 and 1998,
    respectively, and $11,695 at Dec. 1998)                                  14,059          11,377         11,154
  Investment securities-avail for sale,
    at market                                                                51,562          66,579         52,405
                                                                     ---------------------------------------------
      Total investment securities                                            65,621          77,956         63,559

  Loans held for sale                                                        10,538          10,507         10,602

  Loans:
    Commercial                                                               85,045          78,536         72,545
    Tax exempt development loans                                                574             296            393
    Real estate loans - mortgage                                              9,518           9,010         11,456
    Real estate loans - construction                                         14,609          11,641         13,137
    Consumer loans                                                           63,219          62,423         66,500
                                                                     ---------------------------------------------
  Total loans                                                               172,965         161,906        164,031
  Less: Reserve for loan losses                                              (3,043)         (2,783)        (2,659)
                                                                     ---------------------------------------------
  Net loans                                                                 169,922         159,123        161,372

  Bank premises and equipment                                                 4,798           3,996          3,581
  Accrued interest receivable                                                 1,865           1,658          1,777
  Other assets                                                                5,569           3,649          3,743
                                                                     ---------------------------------------------
    Total assets                                                     $      277,514         275,047        267,810
                                                                     =============================================


LIABILITIES

  Deposits:
    Non-interest bearing deposits                                    $       31,824          29,974         29,059
    Interest bearing deposits                                               209,415         211,131        204,935
                                                                     ---------------------------------------------
      Total deposits                                                        241,239         241,105        233,994

  Federal Funds Purchased                                                         0               0              0
  Other borrowings                                                            2,664           1,216          1,599
  Accrued taxes, interest and
    other liabilities                                                         2,046           2,704          2,657
                                                                     ---------------------------------------------
      Total liabilities                                                     245,949         245,025        238,250
                                                                     ---------------------------------------------
STOCKHOLDERS' EQUITY

  Common stock - $2.5 par value
   1,418,858 shares issued (1,408,436 in                                      3,547           3,521          3,513
   Dec. 1998 and 1,405,089 in Sept., 1998)
  Surplus                                                                    18,172          17,644         17,486
  Retained Earnings                                                          10,571           8,664          8,079
  Accumulated other comprehensive income                                       (725)            193            482
                                                                     ---------------------------------------------
    Total stockholder's equity                                               31,565          30,022         29,560
                                                                     ---------------------------------------------
      Total liabilities and
      stockholder's equity                                           $      277,514         275,047        267,810
                                                                     =============================================

 See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                        September 30,
                                                                1999           1998                1999             1998
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                          $        4,186          4,326     $        12,528            13,309
  Interest and dividends on
   investment securities:
    Taxable                                                      847            737               2,335             2,046
    Tax-exempt                                                   144            130                 413               377
  Int on deposits with banks                                       0              0                   0                 1
  Interest on federal funds sold                                  99            221                 456               381
                                                      -----------------------------     ---------------------------------
       Total interest income                                   5,276          5,414              15,732            16,114

  INTEREST EXPENSE
    Deposits                                                   1,933          2,164               5,760             6,437
    Short-term borrowings                                         34             38                  98               124
                                                      -----------------------------     ---------------------------------
       Total interest expense                                  1,967          2,202               5,858             6,561

  NET INTEREST INCOME                                          3,309          3,212               9,874             9,553
  Provision for loan losses                                      165            156                 490               568
                                                      -----------------------------     ---------------------------------
    Net interest income after
     provision for loan losses                                 3,144          3,056               9,384             8,985

  NON-INTEREST INCOME
    Service charges on deposit accounts                          495            432               1,470             1,275
    Fiduciary income                                             154            139                 453               419
    Other operating income                                       436            382               1,162             1,239
    Investment gains                                             (2)              0                  24                 5
                                                      -----------------------------     ---------------------------------
      Total non-interest income                                1,083            953               3,109             2,938

  NON-INTEREST EXPENSE
    Salaries and benefits                                      1,363          1,264               4,112             3,818
    Occupancy of bank premises                                   203            179                 586               539
    Equipment expense                                            372            355               1,055             1,030
    Other operating expenses                                     826            867               2,576             2,713
                                                      -----------------------------     ---------------------------------
      Total non-interest expense                               2,764          2,665               8,329             8,100

  NET INCOME BEFORE TAXES                                      1,463          1,344               4,164             3,823
  Applicable income taxes                                        447            416               1,282             1,178
                                                      -----------------------------     ---------------------------------
  NET INCOME                                          $        1,016            928     $         2,882             2,645
                                                      =============================     =================================
  Per share basic and diluted:
  Net income                                          $         0.72           0.66     $          2.04              1.89
  Dividends                                           $         0.23           0.21     $          0.69              0.63
  Average number of common
    shares outstanding                                1,417,396      1,403,513          1,414,133       1,397,299

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)


                                                            Nine Months                     Nine Months
                                                               Ended                           Ended
-------------------------------------------------------------------------------------------------------
                                                              Sept. 30,                      Sept. 30,
(000's omitted)                                                 1999                           1998
-------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                              $         3,521             $        3,462
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                                         26                         51
                                                            ---------------             --------------
  Balance, end of period                                              3,547                      3,513

SURPLUS
  Balance, beginning of period                                       17,644                     16,913
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment prog                                        528                        573
                                                            ---------------             --------------
  Balance, end of period                                             18,172                     17,486

RETAINED EARNINGS
  Balance, beginning of period                                        8,664                      6,308
    Net income                                                        2,882                      2,645
    Cash dividends declared                                            (976)                      (874)
                                                            ---------------             --------------
  Balance, end of period                                             10,570                      8,079

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of period                                          193                         59
    Change in unrealized gain (loss)
    on securities, net of tax                                          (917)                       423
                                                            ---------------             --------------
  Balance, end of period                                               (724)                       482
                                                            ---------------             --------------
TOTAL SHAREHOLDERS' EQUITY                                  $        31,565             $       29,560
                                                            ===============             ==============

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                    Nine Months Ended
                                                                      September 30,
----------------------------------------------------------------------------------------
(000's omitted, except per share data)                               1999        1998

OPERATING ACTIVITIES:

  Net income                                                      $   2,882    $  2,645
 Adjustments to reconcile net increases to cash
    Provided by Operating Activities:
      Depreciation and amortization                                     636         670
      Provision for loan losses                                         490         568
      Amortization (accretion) on securities                            (24)        (47)
      Loans originated for sale                                      (6,694)    (20,456)
      Loans sold                                                      6,663      13,379
      Gain on investment securities                                     (26)         (5)
      Decrease (increase) in interest receivable                       (207)        130
      Decrease (increase) in other assets                            (1,448)       (896)
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                                (658)       (180)
                                                                  ---------------------
Total Adjustments                                                    (1,268)     (6,837)
                                                                  ---------------------
Net Cash Provided By (Used In) Operating Activities                   1,614      (4,192)
                                                                  ---------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                               0          95
  Proceeds from maturities of investment activities - HTM               355       3,375
  Proceeds from maturities of investment activities - AFS            55,073      25,385
  Proceeds from sales of Investment activities - AFS                 12,321       3,231
  Purchases of investment securities - HTM                           (3,100)     (4,894)
  Purchases of investment securities - AFS                          (53,653)    (33,912)
  Net (increase) in customer loans                                  (11,289)     15,778
  Capital expenditures                                               (1,438)       (261)
                                                                  ---------------------
Net Cash Used in Investing Activities                                (1,731)      8,797

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                           736       1,401
  Net increase (decrease) in Time deposits                             (602)      2,059
  Net increase (decrease) in borrowing's                              1,448      (1,086)
  Proceeds from stock issuance                                          554         624
  Cash dividends                                                       (976)       (874)
                                                                  ---------------------
Net Cash Provided By (Used In) Financing Activities                   1,160       2,124

NET INCREASE IN CASH AND CASH EQUIVALENTS                         $   1,043    $  6,729

CASH AND CASH EQUIVALENTS - BEGINNING                             $  18,158    $ 16,447
CASH AND CASH EQUIVALENTS - ENDING                                $  19,201    $ 23,176
                                                                  =====================

CASH PAID FOR:
  INTEREST                                                        $   6,244    $  6,628
  INCOME TAXES                                                    $   1,575    $  1,232

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Statement of Comprehensive Income


                                                  Three Months Ended        Nine Months Ended
(000's Omitted)                                      September 30,            September 30,
                                                  1999          1998        1999         1998
                                                  -------------------------------------------
Net Income                                         $1,016     $  928        $2,882     $2,645
Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during period                                 ($   37)    $  319       ($  893)    $  428
  Less: reclassification adjustment for
    gains included in net income                  ($    2)    $    0        $   24     $    5
                                                   ------------------------------------------
Other comprehenisive income                       ($   35)    $  319       ($  917)    $  423
                                                   ------------------------------------------
Comprehensive income                               $  981     $1,247        $1,965     $3,068
                                                   ==========================================


Fentura Bancorp, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

Note 1.  Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to address significant factors affecting the Corporation's consolidated financial statements during the three and nine months ended September 30, 1999 and 1998. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Table 1
Selected Financial Data


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
$ in thousand except per share data and  ratios                 1999           1998
-------------------------------------------------------------------------------------
Summary of Consolidated Statements of Earnings:

Interest Income                                              $ 15,732        $ 16,114
Interest Expense                                                5,858           6,561
                                                           ---------------------------
Net Interest Income                                             9,874           9,553
Provision for Possible Credit Losses                              490             568
                                                           ---------------------------
Net Interest Income after Provision                             9,384           8,985
Total Other Operating Income                                    3,109           2,938
Total Other Operating Expense                                   8,329           8,100
                                                           ---------------------------
Income Before Income Taxes                                      4,164           3,823
Provision for Income Taxes                                      1,282           1,178
                                                           ---------------------------
Net Income                                                   $  2,882        $  2,645

Net Income Per Share                                         $   2.04        $   1.89


Summary of Consolidated Statements of Financial Condition:

Assets                                                       $277,514        $267,810
Securities                                                     65,621          63,559
Loans                                                         183,503         174,633
Deposits                                                      241,239         233,994
Stockholders' Equity                                           31,565          29,560

Other Financial and Statistical Data:

Tier 1 Capital to Risk Weighted Assets                          13.22%          13.29%
Total Capital to Risk Weighted Assets                           14.18%          14.54%
Tier 1 Capital to Average Assets                                11.04%          10.45%
Total Cash Dividends                                         $    976        $    874
Book Value Per Share                                         $  22.32        $  21.16
Cash Dividends Paid Per Share                                $   0.69        $   0.63
Period End Market Price Per Share                            $  46.66        $  48.00
Dividend Payout Ratio                                           33.87%          33.04%
Return on Average Stockholders' Equity                          12.27%          12.43%
Return on Average Assets                                         1.42%           1.35%
Net Interest Margin (FTE)                                        5.35%           5.30%
Total Equity to Assets at Period End                            11.37%          11.04%


Results of Operations

Table 1 summarizes selected financial data for the nine months ended September 30, 1999 and 1998. As indicated earnings for the nine month ended September 30, 1999 were $2,882,000 compared to $2,645,000 for the same period in 1998. Earnings have continued to steadily increase as a result of improvement of net interest income and other operating income.

The banking industry uses standard performance indicators to help evaluate an institution's performance. Return on average assets is one of these indicators. For the nine months ended

September 30, 1999 the Coporation's return on average assets was 1.42% compared to 1.35% for the same period in 1998. Total assets increased approximately $9,700,000 from September 30, 1998 to $277,514,000 at September 30, 1999.
Stockholders' Equity increased approximately $2,005,000 from September 30, 1998 to $31,565,000 at September 30, 1999. The increase in equity will allow the Corporation to continue its growth strategy. Net Income per share-basic was $2.04 in the first nine months of 1999 compared to $1.89 for the same period in 1998.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1999 and 1998 are summarized in Tables 3 and 4, respectively. The effects of changes in average interest rates and average balances are detailed in Table 2 below.


TABLE 2                                            CHANGES IN NET INTEREST INCOME
                                                  DUE TO CHANGES IN AVERAGE VOLUME
                                                        AND INTEREST RATES

                                                     THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                        1999 COMPARED TO 1998             1999 COMPARED TO 1998
                                                         INCREASE (DECREASE)               INCREASE (DECREASE)
                                                              DUE TO:                                DUE TO:
                                                -------------------------------------------------------------------------
                                                               YIELD/                                 YIELD/
(000'S OMITTED)                                        VOL       RATE      TOTAL              VOL       RATE       TOTAL
-------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS IN BANKS                       0          0          0               (1)        0           (1)
TAXABLE SECURITIES                                     105          5        110              313       (24)         289
TAX-EXEMPT SECURITIES                                   17         (3)        14               42        (6)          36
FEDERAL FUNDS SOLD                                    (112)       (10)      (122)             150       (75)          75

TOTAL LOANS                                             33       (168)      (135)            (661)     (301)        (962)
LOANS HELD FOR SALE                                     (8)         3         (5)             183        (2)         181
                                                -------------------------------------------------------------------------

    TOTAL EARNING ASSETS                                35       (173)      (138)              26      (408)        (382)


INTEREST BEARING DEMAND DEPOSITS                        19        (64)       (45)              85      (174)         (89)
SAVINGS DEPOSITS                                        39         13         52              110       (77)          33
TIME CD'S $100,000 AND OVER                            (60)       (26)       (86)             (61)      (97)        (158)
OTHER TIME DEPOSITS                                    (62)       (90)      (152)            (184)     (279)        (463)
OTHER BORROWINGS                                        (4)         0         (4)             (22)       (4)         (26)
                                                -------------------------------------------------------------------------

    TOTAL INTEREST BEARING LIABILITIES                 (68)      (167)      (235)             (72)     (631)        (703)
                                                -------------------------------------------------------------------------

         NET INTEREST INCOME                          $103        ($6)       $97              $98      $223         $321
                                                =========================================================================


As indicated in Table 2, during the three and nine months ended September 30, 1999, net interest income increased over the same period in 1998 principally due to the reduction of rates paid on interest bearing deposit liabilities.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended September 30, 1999 and 1998 are shown in Table 3. Net interest income for the three months ended September 30, 1999 was $3,309,000 an increase of $97,000 over the same period in 1998. This represents an increase of 3.0%. The primary factors contributing to the net interest income increase is the reduction of interest expense due to lower rates paid on interest bearing DDA and time deposits. Also indicated in Table 3, for the three months ended September 30, 1998 net interest Income was $3,212,000. This is an increase of $43,000 or 1.4% over the same period in 1997. The increase in 1998 is primarily attributable to the reduction in interest expense due to lower rates paid on deposits.

Net interest Income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the nine months ended September 30, 1999 and 1998 are shown in Table 4. Net interest income for the nine months ended September 30, 1999 was $9,874,000 an increase of $321,000 over the same period in 1998. This represents an increase of 3.4%. The primary factor contributing to the net interest income increase is a reduction of interest expense due to lower rates paid on deposits and lower deposit balances. Also indicated in Table 4, for the nine months ended September 30, 1998 net interest income was $9,553,000. This is an increase of $310,000 or 3.4% over the same period in 1997. The increase in 1998 is attributable to the reduction of interest expense due to lower rates paid on savings, interest bearing DDA, and other time deposits.

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


Table 3                                                            AVERAGE BALANCES AND RATES
                                                                 THREE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)                                   1999                               1998
                                           --------------------------------   --------------------------------
ASSETS                                      AVG BAL     INC/EXP    YIELD       AVG BAL    INC/EXP     YIELD
                                           -------------------------------------------------------------------
 Interest bearing deposits in Banks          $      0      $    0    0.00%      $      0     $    0     0.00%
 Investment securities:
   U.S. Treasury and Government Agencies       54,534         832    6.05%        47,601        721     6.01%
   State and Political                         12,269         144    4.66%        10,837        130     4.76%
   Other                                          822          15    7.24%           788         16     8.06%
                                           --------------------------------   --------------------------------
   Total Investment Securities                 67,625         991    5.81%        59,226        867     5.81%
   Fed Funds Sold                               7,755          99    5.06%        15,844        221     5.53%
 Loans:
   Commercial                                  90,714       2,184    9.55%        80,413      1,998     9.86%
   Tax Free                                       306           5    6.48%           401          5     4.95%
   Real Estate-Mortgage                        13,301         321    9.57%        16,305        418    10.17%
   Consumer                                    62,316       1,490    9.49%        68,191      1,714     9.97%
                                           --------------------------------   --------------------------------
 Total loans                                  166,637       4,000    9.52%       165,310      4,135     9.92%
 Allowance for Loan Loss                      (2,967)                            (2,706)
 Net Loans                                    163,670       4,000    9.70%       162,604      4,135    10.09%
                                           --------------------------------   --------------------------------
Loans Held for Sale                            10,496         186    7.03%        10,870        191     6.97%
                                           --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                        $252,513      $5,276    8.29%      $251,250     $5,414     8.55%
                                           -------------------------------------------------------------------
 Cash Due from Banks                            9,848                              9,284
 All Other Assets                              12,259                              9,213
                                           -----------                        -----------
TOTAL ASSETS                                 $271,653                           $267,041
                                           -----------                        -----------


LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                $ 30,418                           $ 27,964
   Interest bearing - DDA                      41,625         172    1.64%        38,195        217     2.25%
   Savings Deposits                            66,572         494    2.94%        61,205        442     2.87%
   Time CD's $100,000 and Over                 22,310         301    5.35%        26,436        387     5.81%
   Other Time CD's                             74,872         966    5.12%        79,304      1,118     5.59%
                                           --------------------------------   --------------------------------
 Total Deposits                               235,797       1,933    3.25%       233,104      2,164     3.68%
 OTHER BORROWINGS                               1,959          34    6.89%         2,169         38     6.95%
                                           --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES               $207,338      $1,967    3.76%      $207,309     $2,202     4.21%
                                           -------------------------------------------------------------------
 All Other Liabilities                          2,240                              2,473
 Shareholders Equity                           31,657                             29,295
                                           -----------                        -----------
 TOTAL LIABILITIES AND S/H EQUITY            $271,653                           $267,041
                                           -----------            ---------   -----------           ----------
Net Interest Rate Spread                                             4.53%                              4.33%
Impact of Non-Int. Bearing Funds on Margin                           0.67%                              0.74%
                                                                  ---------                         ----------
Net Interest Income/Margin                                 $3,309    5.20%                   $3,212     5.07%
                                                      =====================              =====================


Table 4
                                                                AVERAGE BALANCES AND RATES
                                                              NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)                                   1999                               1998
                                           --------------------------------   --------------------------------
ASSETS                                      AVG BAL     INC/EXP    YIELD       AVG BAL     INC/EXP    YIELD
                                           -------------------------------------------------------------------
 Interest bearing deposits in Banks          $      0     $     0    0.00%      $     21     $     1    6.37%
 Investment securities:
   U.S. Treasury and Government Agencies       50,604       2,289    6.05%        44,248       1,999    6.04%
   State and Political                         11,625         413    4.75%        10,466         377    4.82%
   Other                                        1,284          46    4.79%           779          47    8.07%
                                           --------------------------------   --------------------------------
   Total Investment Securities                 63,513       2,748    5.78%        55,493       2,423    5.84%
   Fed Funds Sold                              12,760         456    4.78%         9,157         381    5.56%
 Loans:
   Commercial                                  88,436       6,477    9.79%        84,266       6,211    9.85%
   Tax Free                                       296          13    5.87%           434          18    5.55%
   Real Estate-Mortgage                        14,264       1,033    9.68%        19,552       1,485   10.15%
   Consumer                                    61,948       4,452    9.61%        69,555       5,223   10.04%
                                           --------------------------------   --------------------------------
 Total loans                                  164,944      11,975    9.71%       173,807      12,937    9.95%
 Allowance for Loan Loss                       (2,897)                            (2,889)
 Net Loans                                    162,047      11,975    9.88%       170,918      12,937   10.12%
                                           --------------------------------   --------------------------------
Loans Held for Sale                            10,523         553    7.03%         7,064         372    7.04%
                                           --------------------------------   --------------------------------
                                                                  ---------                          ---------
 TOTAL EARNING ASSETS                        $251,740     $15,732    8.36%      $245,542     $16,114    8.77%
                                           -------------------------------------------------------------------
 Cash Due from Banks                            9,969                              9,505
 All Other Assets                              11,422                              9,200
                                           -----------                        -----------
TOTAL ASSETS                                 $270,234                           $261,358
                                           -----------                        -----------


LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                $ 28,878                0.00%      $ 26,487                0.00%
   Interest bearing - DDA                      42,135         539    1.71%        37,091         628    2.26%
   Savings Deposits                            65,109       1,372    2.82%        60,185       1,339    2.97%
   Time CD's $100,000 and Over                 24,021         954    5.31%        25,405       1,112    5.85%
   Other Time CD's                             74,760       2,895    5.18%        79,087       3,358    5.68%
                                           --------------------------------   --------------------------------
 Total Deposits                               234,903       5,760    3.28%       228,255       6,437    3.77%
 Other Borrowings                               1,896          98    6.91%         2,304         124    7.20%
                                           --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES               $207,921      $5,858    3.77%      $204,072      $6,561    4.30%
                                           -------------------------------------------------------------------
 All Other Liabilities                          2,115                              2,423
 Shareholders Equity                           31,320                             28,376
                                           -----------                        -----------
 TOTAL LIABILITIES and S/H EQUITY            $270,234                           $261,358
                                           -----------            ---------   -----------            ---------
Net Interest Rate Spread                                             4.59%                              4.48%
Impact of Non-Int. Bearing Funds on Margin                           0.66%                              0.73%
                                                                  ---------                          ---------
Net Interest Income/Margin                                 $9,874    5.24%                    $9,553    5.20%
                                                      =====================              =====================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary, The State Bank's, methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 1999, the ALL was $3,043,000, or 1.66% of total loans, including those loans held for sale. This compares with $2,659,000, or 1.52%, at September 30, 1998. The increase in the ALL balance and percentage of total loans is a result of the decline in loan balances.

The provision for loan losses was $165,000 and $490,000 for the three and nine months, respectively, ended September 30, 1999 and $156,000 and $ 568,000 for the same periods in 1998. The primary reason for decreasing the provision in the first nine months of 1999 was the improvement in overall loan quality and a decline in loan balances.


Table 5                              ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                            Three Months Ended      Nine Months Ended
(000's omitted)                                September 30,          September 30,

                                              1999       1998        1999        1998
                                           ----------------------------------------------
Balance at Beginning of Period                  $2,920    $2,758        $2,783    $2,955
                                           ----------------------------------------------
Charge-Offs:
  Domestic:
    Commercial, Financial and Agriculture            0      (30)          (72)     (454)
    Real Estate-Mortgage                             0      (67)           (2)      (77)
    Installment Loans to Individuals               (58)    (215)         (229)     (446)
    Lease Financing                                  0        0             0         0
                                           ----------------------------------------------
      Total Charge-Offs                            (58)    (312)         (303)     (977)
                                           ----------------------------------------------

Recoveries:
  Domestic:
    Commercial, Financial and Agriculture            2        30            12        45
    Real Estate-Mortgage                             0         0             0         0
    Installment Loans to Individuals                14        27            61        68
    Lease Financing                                  0         0             0         0
                                           ----------------------------------------------
      Total Recoveries                              16        57            73       113
                                           ----------------------------------------------
Net Charge-Offs                                   (42)     (255)         (230)     (864)
                                           ----------------------------------------------
Provision                                          165       156           490       568
                                           ----------------------------------------------
Balance at End of Period                        $3,043    $2,659        $3,043    $2,659
                                           ==============================================

Ratio of Net Charge-Offs During the Period       0.09%     0.58%         0.17%     0.64%
                                           ==============================================


NON-INTEREST INCOME


TABLE 6
                                                   Three Months Ended           Nine Months Ended
Analysis of Non-Interest Income                       September 30,               September 30,
-------------------------------------------------------------------------------------------------
(000's omitted)
                                                        1999        1998        1999        1998
-------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                   $  495        $432      $1,470      $1,275
Gain on Sale of Mortgages                             $   10        $ 43          93         190
Mortgage Servicing Fees                               $   68        $ 84         216         265
Fiduciary Income                                      $  154        $139         453         419
Other Operating Income                                $  358        $255         853         784
Investment Gains                                     ($    2)       $  0          24           5
                                                 ------------------------------------------------
  Total Non-Interest Income                           $1,083        $953      $3,109      $2,938
                                                 ================================================

Non-interest income increased in the three and nine months ended September 30, 1999 as compared to the same period in 1998 due to increases in other operating income, service charges on deposit accounts, and fiduciary income. Overall non-interest income was $1,083,000 and $3,109,000 in the three and nine months, respectively, ended September 30, 1999 compared to $953,000 and $2,938,000 for the same periods in 1998. Table 6 provides a more detailed breakdown of the components of non-interest income and the following discussion provides a detailed analysis of the changes from each period.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $495,000 in the three months ended September 30, 1999 and $1,470,000 in the nine months ended September 30, 1999 compared to $432,000 and $1,275,000, respectively, for the same periods of 1998. These represent increases of 14.6% and 15.3%, respectively. Growth in deposit totals, the number of accounts and certain account activities account for the increases.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $10,000 in the quarter ended September 30, 1999 and $43,000 in the same period in 1998. These gains were $93,000 in the nine months ended September 30, 1999 and $190,000 in the same period of 1998. These decreases occurred because of lower residential mortgage refinance activity due to the impact of changing market rates.

Mortgage servicing fees were $68,000 and $216,000 for the three and nine months ended September 30, 1999, respectively compared to $84,000 and $265,000 for the same periods, respectively, in 1998. The declines are attributable to lower serviced loan balances in 1999 due to payoffs throughout 1998 and the first nine months of 1999 and the Corporation's retention of certain new mortgages as opposed to selling those loans and recognizing servicing fees.

Fiduciary income increased $15,000 in the three months ended September 30, 1999 and increased $34,000 in the nine months ended September 30, 1999 comparing to the same time periods in the prior year. These 10.8% and 8.1%, respectively, increases in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other operating income was $358,000 for the three months ended September 30, 1999 and $255,000 for the same period 1998. This is an increase of 40.3% compared to the same time period in 1998. For the nine months ended September 30, 1999 other income was $853,000 compared to $784,000 to the same period in 1998. This is an increase of 8.8%. These decreases occurred primarily due to a gain recognized from the sale of deposits, sold in connection with the sale of a branch location in the third quarter of 1999.


Non-Interest Expense


TABLE 7
                                                       Three Months Ended      Nine Months Ended
Analysis of Non-Interest Expense                          September 30,          September 30,
                                                        1999        1998        1999        1998
-------------------------------------------------------------------------------------------------
Salaries and Benefits                                 $1,363      $1,264      $4,112      $3,818
Equipment                                             $  372      $  355       1,055       1,030
Net Occupancy                                         $  203      $  179         586         539
FDIC Assessment                                       $    6      $    7          20          21
Office Supplies                                       $   62      $   76         195         235
Loan & Collection Expense                             $  100      $   96         263         294
Advertising                                           $   48      $   59         208         209
Other Operating Expense                               $  610      $  629       1,890       1,954
                                                 ------------------------------------------------
  Total Non-Interest Expenses                         $2,764      $2,665      $8,329      $8,100
                                                 ================================================

Total non-interest expense was $2,764,000 in the three months ended September 30, 1999 compared with $2,665,000 in the same period of 1998. This is an increase of 3.7%. For the nine months ended September 30, 1999 non-interest expenses were $8,329,000 compared to $8,100,000 in the same time period of 1998, an increase of 2.8%. These increases occurred due to increases in salaries and benefits, net occupancy, and equipment expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,363,000 in the quarter ended September 30, 1999, compared with $1,264,000, or an increase of 7.8%, for the same time period in 1998. These costs were $4,112,000 in the nine months ended September 30, 1999, and $3,818,000, or an increase of 7.7%, for the same time period in 1998. Increased costs are primarily a result of filling vacant positions, the revision of position and salary levels in the second quarter of 1998 which resulted in salary increases, and the implementation of pension programs for certain employees which resulted in increases in benefit expense.

During the three months ended September 30, 1999 equipment expenses were $372,000 compared to $355,000 for the same period in 1998, an increase of 4.8%. For the nine months ended September 30, 1999 these expenses were $1,055,000 compared to $1,030,000 for the same time period in 1998, a increase of 2.4%. For the three and nine months ended September 30, 1999 equipment expense increased because of repairs, upgrades, and maintenance performed in the first nine months of 1999.

Occupancy expenses increased in both the three and nine months ended September 30, 1999 comparing to the same periods in 1998. These expenses were $203,000 and $586,000 in the three and nine months ended September 30, 1999, respectively, and $179,000 and $539,000 in the same periods, respectively, in 1998. This is a 13.4% increase in the three months ended September 30, 1999 compared to the same period in 1998, and a 8.7% increase in the nine months ended September 30, 1999 compared to the same period in 1998. These increases are attributable to increases in facility repairs and maintenance, utility, real estate tax, and facility depreciation expense.

As indicated in Table 7, during the three and nine months ended September 30, 1999 office supplies expense decreased $14,000 and $40,000, respectively, comparing to the same periods in 1998. These decreases are attributable to cost and volume decreases of regular office supplies and preprinted forms.

Loan and collection expenses increased $4,000 to $100,000 in the three months ended September 30, 1999 an increase of 4.2% comparing to $96,000 for the same time period in 1998. This increase is attributable to an increase in legal expense in connection with loan collection and repossessions. For the nine months ended September 30, 1999, loan and collection expenses were $263,000 compared to $294,000 for the same time period in 1998. This $31,000 decrease, or 10.5%, is attributable to a decrease in dealer service fees paid in connection with indirect auto lending.

Other operating expenses were $1,890,000 in the nine months ended September 30, 1999 compared to $1,954,000 in the same time period in 1998, a decrease of 3.3%. The expenses decreased comparing the two periods because of a one time loss of $75,000 on an improperly endorsed check in January of 1998 and a reduction of fees paid for check production in 1999.


NONPERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 8 represents the levels of these assets at September 30, 1999 and 1998.

Non-performing loans include several delinquent single-family mortgage loans which have sufficient equity and no expected loss. Non-accrual loans include one residential mortgage loan and several smaller balance consumer loans. All non-accrual loans are secured and accordingly, no significant losses are anticipated. As Table 8 indicates, non-performing assets have decreased substantially comparing September 30, 1999 to September 30, 1998, due to the payoffs of several large commercial non-accrual loans between September 30, 1998 and September 30, 1999.


Table 8
Non-Performing Assets and Past Due Loans
                                                         September 30,
                                                      1999           1998
                                                 ------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                           $170,000     $  181,000
  Non-Accrual Loans                                     227,000      1,307,000
  Re-negotiated Loans                                     6,000          7,000
                                                 ------------------------------
    Total Non-Performing Loans                          403,000      1,495,000
                                                 ------------------------------
Other Non-Performing Assets:
  Other Real Estate                                     172,000        206,000
  REO in Redemption                                     275,000        122,000
  Other Non-Performing  Assets                           61,000         67,000
                                                 ------------------------------
    Total Other Non-Performing Assets                   508,000        395,000
                                                 ------------------------------
Total Non-Performing Assets                            $911,000     $1,890,000
                                                 ==============================

Non-Performing Loans as a % of
  Total Loans                                              0.22%          0.86%

Non-Performing Assets as a % of
  Total Loans and Other Real Estate                        0.50%          1.08%

Allowance for Loan Losses as a % of
  Non-Performing Loans                                   755.09%        177.86%

Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets                        383.10%        158.04%

Accruing Loans Past Due 90 Days or
  More to Total Loans                                      0.09%          0.10%

Non-performing Assets as a % of
  Total Assets                                             0.33%          0.71%

The level and composition of non-performing assets are affected by economic conditions in the Corporation's local markets. Non-performing assets, charge-offs, and provisions for possible credit losses tend to decline in a strong economy and increase in a weak economy, potentially impacting the Corporation's operating results. In addition to non-performing loans, management carefully monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change.

The following describes the Corporation's policy and related disclosures for impaired loans. The Corporation maintains a valuation allowance for impaired loans. A loan is considered impaired when management determines it is probable that all of the principal and interest due under the contractual terms of the loan will not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired non-accrual loans is recognized on a cash basis. Interest income on all other impaired loans is recorded on an accrual basis.

Certain of the Corporation's non-performing loans included in Table 11 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated substandard or worse are also measured for impairment. Impairment losses are included in the provision for loan losses. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans. Impaired loans totaled $1,372,000 at September 30, 1999 compared to $2,381,000 at September 30, 1998. The substantial decline in impaired loans in 1999 is attributable to the non-accrual loan payoffs referenced earlier in this section.

The Corporation maintains policies and procedures to identify and monitor nonaccrual loans. A loan is placed on nonaccrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Interest accrued but not collected is reversed against income for the current quarter and charged to the allowance for loan losses for prior quarters when the loan is placed on nonaccrual status.

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first nine months of 1999 and 1998.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of September 30, 1999 federal funds sold represented 3.0% of total assets, compared to 4.7% at September 30, 1998. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities have decreased in 1999 due to a decline in time deposit balances. Comparatively, in the first nine months of 1998, cash flows from financing activities increased because of an increase in checking and savings deposits. Cash flows from investing activities were $1,731,000 during the first nine months of 1999 and $8,797,000 in the same period of 1998. The primary reason for the decline in investing activities at the end of the third quarter of 1999 was an increase in maturing and sold investments netting against funds used for investment purchases and new loans.

CAPITAL MANAGEMENT

Total shareholders' equity rose 6.8% to $31,565,000 at September 30, 1999 compared with $29,560,000 at September 30, 1998. The Company's equity to asset ratio was 11.4% at September

30, 1999 and 11.04% at September 30, 1998. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first three quarters of 1999, the Corporation increased its cash dividends per share by 9.5% to $.69 per share compared with $.63 in the same time period of 1998.

As indicated on the balance sheet on page 4, at September 30, 1999 the Company had accumulated other comprehensive losses consisting of unrealized loss on securities available for sale (AFS) of $724,000 compared to an unrealized gain at September 30, 1998 of $482,000. This change from a unrealized gain to an unrealized loss is attributable to market interest rates and the interest rate structures on those securities held in the AFS portfolio.

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


TABLE 9
-----------------------------------------------------------------------------------------
CAPITAL RATIOS             REGULATORY
                          Minimum For
                             "Well         September 30,    December 31,    September 30,
                        Capitalization"       1999            1998             1998
-----------------------------------------------------------------------------------------
Risk Based Capital:
  Total Capital                    10%       14.18%          14.55%           14.54%
  Tier 1                            6%       13.22%          13.30%           13.29%
  Tier 1 Leverage                   5%       11.04%          10.60%           10.45%


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

Table 10 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of September 30, 1999, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates or indices.


Table 10                                                   GAP ANALYSIS SEPTEMBER 30, 1999
(000'S Omitted)                                       Within       Three      One to       After
                                                       Three     Months-        Five        Five
                                                      Months    One Year       Years       Years       Total
Earning Assets:

  Interest Bearing Bank Deposits                     $     0     $     0    $      0     $     0           0
  Federal Funds Sold                                   8,450           0           0           0       8,450
  Investment Securities                                  695       3,839      28,198      32,889      65,621
  Loans                                               61,109       7,840      79,971      24,045     172,965
  Loans Held for Sale                                    163           0           0      10,375      10,538
                                                 ------------------------------------------------------------
    Total Earning Assets                             $70,417     $11,679    $108,169     $67,309    $257,574
                                                 ============================================================

Interest Bearing Liabilities:

  Interest Bearing Demand Deposits                   $40,356     $     0     $     0     $     0    $ 40,356
  Savings Deposits                                    21,534           0           0      44,612      66,146
  Time Deposits Less than $100,000                    20,102      32,926      22,307          60      75,395
  Time Deposits Greater than $100,000                 10,558      14,367       2,593           0      27,518
  Other Borrowings                                     1,500           0          50       1,114       2,664
                                                 ------------------------------------------------------------
    Total Interest Bearing Liabilities               $94,050     $47,293     $24,950     $45,786    $212,079
                                                 ============================================================

Interest Rate Sensitivity GAP                       ($23,633)   ($35,614)    $83,219     $21,523    $ 45,495

Cumulative Interest Rate
  Sensitivity GAP                                   ($23,633)   ($59,247)    $23,972     $45,495

Interest Rate Sensitivity GAP                           0.75        0.25        4.34        1.47

Cumulative Interest Rate
  Sensitivity GAP Ratio                                 0.75        0.58        1.14        1.21



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

Currently, the Corporation's Year 2000 Program is tracked against a well defined set of goals and key dates. The Corporation has not identified any noncompliant systems for which a solution is not available and which would impair the business operationS. All Year 2000 costs to date have not been material and are being expensed, or capitalized if it is a system replacement, as incurred. Anticipated future expenses are not expected to materially impair future earnings. All testing procedures for mission critical systems were completed by June 30, 1999. Completion of the goals as of June 30, 1999 meets the milestones established by the Corporation's banking regulators.

Throughout the remainder of 1999, the task force will continue to assess and create contingency plans as they relate to internal operational risk as well as external risks including major customer and vendor due diligence. However, as of September 30, 1999 the Corporation's Y2K Business Resumption Contingency Plan had been completed and has been submitted to the FDIC.

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

b.  Report on Form 8-k
    No reports on Form 8-k were filed for the quarter ended September 30, 1999.

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


                                FENTURA BANCORP, INC.




DATE  NOVEMBER 12, 1999         BY   /S/  DONALD L. GRILL
      -----------------              --------------------
                                     DONALD L. GRILL
                                     DIRECTOR
                                     PRESIDENT & CEO


DATE  NOVEMBER 12, 1999         BY   /S/  RONALD L. JUSTICE
      -----------------              ----------------------
                                     RONALD L. JUSTICE
                                     SENIOR VICE PRESIDENT(AUTHORIZED SIGNER)
                                     CHIEF FINANCIAL OFFICER
                                     CASHIER