Form 10-K405
period 1999-12-31
FENTURA BANCORP INC
filed 2000-03-28
CIK 919865

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                     For fiscal year ended December 31, 1999
                                           -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from            to
                                               ---------      --------

                         Commission file number 0-23550

                              FENTURA BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Michigan                                        38-2806518
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

One Fenton Sq, PO Box 725, Fenton, Michigan                      48430-0725
---------------------------------------------              ---------------------
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code (810) 629-2263

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked prices of such stock was approximately $55,182,558 as of March 16, 2000.

   State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date. 1,424,066 shares of Common Stock as of March 16, 2000.

  The Index to the Exhibits can be found on pages 11 and 12.

                                                            Page 1 of 12 pages

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Fentura Bancorp, Inc. Proxy Statement for its annual meeting of shareholders held April 26, 2000 and its Rule 14a-3 annual report are incorporated by reference into Part I through III.

                              Fentura Bancorp, Inc.

                         1999 Annual Report on Form 10-K

                                Table Of Contents

                                                                                     Page
                                                                                     ----
PART I
    Item 1.    Description of Business                                                4
    Item 2.    Description of Property                                                6
    Item 3.    Legal Proceedings                                                      7
    Item 4.    Submission of Matters to a Vote of Security Holders                    7

PART II
    Item 5.    Market for Common Equity and Related Stockholder Matters               7
    Item 6.    Selected Financial Data                                                7
    Item 7.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                              7
    Item 7a.   Quantitative and Qualitative Disclosures About Market Risk             7
    Item 8.    Financial Statements and Supplementary Data                            8
    Item 9.    Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                           8

PART III
    Item 10.   Directors, Executive Officers, Promoters, and Control Persons
                   Compliance with Section 16(a) of the Exchange Act                   8
    Item 11.   Executive Compensation                                                  8
    Item 12.   Security Ownership of Certain Beneficial Owners and Management          8
    Item 13.   Certain Relationships and Related Transactions                          8
    Item 14.   Exhibits and Reports on Form 8-K                                        8

SIGNATURES                                                                             10

EXHIBIT INDEX                                                                          11-12

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

     Fentura Bancorp, Inc. (the "Company" or "Fentura") is a bank holding company quartered in Fenton, Michigan. As of December 31, 1999, Fentura owned one bank, "see The Bank below". On March 13, 2000 another bank subsidiary (Davison State Bank) commenced operations. All information in this Item 1 is as of December 31, 1999, and does not include Fentura's new bank subsidiary. The Company's subsidiary bank operates eight community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan. At the close of business on December 31, 1999 the Company had assets of $284 million, deposits of $247 million, and shareholders' equity of $32 million. Trust assets under management totaled $73 million.

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

     TSB is a community-oriented provider of financial services engaged in the business of general commercial banking. Its activities include investing in state and federal securities, accepting demand deposits, savings and other time deposits, extending retail commercial, consumer and real estate loans to individuals, partnerships and corporations, providing safe deposit boxes and credit card services, transmitting funds and providing other services generally associated with full service commercial banking. Lending is focused on individuals and small businesses in the local market regions of TSB. In addition, TSB operates a trust department offering a full range of fiduciary services.

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

     As of December 31, 1999, TSB employed 113 full time personnel, including 30 officers, and an additional 33 part time employees. TSB considers its employee relations to be excellent.

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

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's main banking branch and its executive offices are located at One Fenton Square, Fenton, Michigan. The Company also has the following branches in Fenton: a North Fenton Branch at 1231 North Leroy Street; and an Owen Road branch at 3202 Owen Road (this branch also contains TSB's data processing center, accounting department, and distributions department), and a branch at 18005 Silver Parkway. The Bank's other branches are located in Linden, Michigan, at 107 Main Street; Holly, Michigan, at 4043 Grange Hall Road; Davison, Michigan, at 8477 Davison Road and 8503 Davison Road. The Bank owns all of its properties with the exception of the Holly, Davison, and the 18005 Silver Parkway facilities, which are leased from third parties.

     All properties have maintenance contracts and are maintained in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiary are parties to various legal proceedings incident to their business. At December 31, 1999, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The market and dividend information required by this item appears under the caption "Fentura Bancorp, Inc. Common Stock" and "Table 17" on page 44 under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", of the of the Corporation's 1999 Rule 14a-3 annual report, and is incorporated herein by reference.

     The holders of record information required by this item appears under the caption "Proxy Statement - Voting Information" on page 2 of the Corporation's 2000 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing in Table 1 on page 27 of the Corporation's 1999 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing on pages 27 through 44 of the Corporation's 1999 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item appears under the headings "Liquidity and Interest Rate Risk Management" on pages 39 and 40 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 41 and 42 under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of the Corporation's 1999 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Corporation and Report of Grant Thornton LLP, Independent Auditors appear on pages 1 through 26 of the Financial Statements portion of the Corporation's 1999 Rule 14a-3 annual report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the years ended December 31, 1999 and 1998, the Corporation had no changes or disagreements with accountants on accounting and financial disclosure required to be described in this item.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item with regard to Item 401 of Regulation S-K appears under the captions "Election of Directors", "Board Meetings and Committees of the Board", and "Executive Officers" on pages 8, 6 and 7, and 14, respectively, of the Corporation's 2000 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

     The information required by this item with regard to Item 405 of Regulation S-K appears under the captions "Stock Ownership of Directors, Executive Officers, and Certain Major Shareholders" and "Compliance with Section 16 Reporting" on page 17 of the Corporation's 2000 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears under the captions "Executive Compensation", "Directors' Compensation", and "Retirement and Change in Control Agreements" on pages 5, and 18 through 23 of the Corporation's 2000 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item appears under the caption "Stock Ownership of Directors, Executive Officers and Certain Major Shareholders" on page 17 of the Corporation's 2000 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appear under the caption "Other Information" on page 23 of the Corporation's 2000 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

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

     2.  Financial Statement Schedules
             All schedules are omitted -- see Item 14(d) below.

     3.  Exhibits:
           The exhibits listed on the "Exhibit Index" on pages 11 through 12 of this report are filed herewith and are incorporated herein by reference.


(b)  Report on Form 8-K
        No reports on Form 8-K were filed for the quarter ended December 31, 1999.

(c)  Exhibits:
        The "Exhibit Index" is filed herewith on pages 11 through 12 of this report and is incorporated herein by reference.

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

FENTURA BANCORP, INC.
---------------------
    (REGISTRANT)

BY  /S/DONALD L. GRILL            DATE:  MARCH 28, 2000
   --------------------                ----------------
   DONALD L. GRILL
   ON BEHALF OF THE REGISTRANT
   AND AS PRESIDENT & CEO,
   AND DIRECTOR

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          SIGNATURE                           CAPACITY                            DATE
------------------------------    ---------------------------------  ------------------------------
/S/RUSSELL H. VANGILDER, JR.      CHAIRMAN OF THE BOARD                         MARCH 28, 2000
------------------------------    AND DIRECTOR
RUSSELL H. VANGILDER, JR.

/S/FORREST A. SHOOK               VICE CHAIRMAN OF THE BOARD                    MARCH 28, 2000
------------------------------    DIRECTOR
FORREST A. SHOOK

/S/RICHARD A. BAGNALL             DIRECTOR                                      MARCH 28, 2000
------------------------------
RICHARD A. BAGNALL

/S/JON S. GERYCH                  DIRECTOR                                      MARCH 28, 2000
------------------------------
JON S. GERYCH

/S/PHILIP J. LASCO                DIRECTOR                                      MARCH 28, 2000
------------------------------
PHILIP J. LASCO

/S/THOMAS P. MCKENNEY             DIRECTOR                                      MARCH 28, 2000
------------------------------
THOMAS P. MCKENNEY

/S/BRIAN P. PETTY                 DIRECTOR                                      MARCH 28, 2000
------------------------------
BRIAN P. PETTY

/S/GLEN J. PIECZYNSKI             DIRECTOR                                      MARCH 28, 2000
------------------------------
GLEN J. PIECZYNSKI

/S/RONALD L. JUSTICE              S.V.P. & CHIEF FINANCIAL OFFICER              MARCH 28, 2000
------------------------------    (ALSO PRINCIPAL ACCOUNTING OFFICER)
RONALD L. JUSTICE

                              FENTURA BANCORP, INC.
                         1998 Annual Report on Form 10-K
                                  EXHIBIT INDEX


 Exhibit
   No.                                    Exhibit                                            Location
-------     -------------------------------------------------------------------------       ----------
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

 10.16      Employee Stock Option Plan                                                           *****

 10.17      Form of Employee Stock Option Plan Agreement                                         *****

 10.18      Executive Stock Bonus Plan                                                           *****

 10.19      Stock Purchase Plan between The State Bank and Donald E.
            Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated
            November 27, 1996                                                                    ******

 10.20      Severance Compensation Agreement between the registrant and                          *******
            Donald L. Grill dated March 20, 1997

 13.00      Rule 14a-3 Annual Report to Security Holders

 21.1       Subsidiaries of the Registrant

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