Form 10-Q
period 2000-03-31
FENTURA BANCORP INC
filed 2000-05-15
CIK 919865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                                 --------------
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                 to
                                       ---------------    ---------------

                         Commission file number 0-23550
                                                -------

                              Fentura Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Michigan                                        38-2806518
---------------------------------              ---------------------------------
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 8, 2000
                                                 -----------

 Class - Common Stock         Shares Outstanding - 1,425,922

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

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc. and Subsidiaries
  Consolidated Balance Sheets (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                       MARCH 30,           DEC 31,
(000's omitted Except Per Share Data)                                     2000              1999

----------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                            $       13,911          12,714
  Federal funds sold                                                         14,550             900
                                                                     -------------------------------
    Total Cash & Cash Equivalents                                            28,461          13,614

  Interest bearing deposits with banks                                            0               0

  Investment securities-held to maturity,
    at cost (market value of $13,536
    at March 31, 2000 and $11,695
    at December 1999)                                                        13,677          13,922
  Investment securities-avail for sale,
    at market                                                                52,958          53,964
                                                                     -------------------------------
      Total investment securities                                            66,635          67,886

  Loans:
    Commercial                                                               86,265          92,359
    Tax exempt development loans                                                580             537
    Real estate loans - mortgage                                             20,971          21,409
    Real estate loans - construction                                         20,945          12,481
    Consumer loans                                                           69,164          64,280
                                                                     -------------------------------
  Total loans                                                               197,925         191,066
  Less: Reserve for loan losses                                              (3,046)         (2,961)
                                                                     -------------------------------
  Net loans                                                                 194,879         188,105

  Loans held for sale                                                           195             180

  Bank premises and equipment                                                 6,117           5,200
  Accrued interest receivable                                                 1,898           1,687
  Other assets                                                                6,057           6,949
                                                                     -------------------------------
    Total assets                                                     $      304,242         283,621
                                                                     ===============================

LIABILITIES

  Deposits:
    Non-interest bearing deposits                                    $       33,380          31,524
    Interest bearing deposits                                               220,604         215,527
                                                                     -------------------------------
      Total deposits                                                        253,984         247,051

  Federal Funds Purchased                                                    14,050               0
  Other borrowings                                                            1,699           2,529
  Accrued taxes, interest and
    other liabilities                                                         2,263           2,176
                                                                     -------------------------------
      Total liabilities                                                     271,996         251,756
                                                                     -------------------------------
STOCKHOLDERS' EQUITY

  Common stock - $2.5 par value
   1,425,922 shares issued (1,422,045 in                                      3,565           3,555
   Dec.1999)
  Surplus                                                                    18,474          18,317
  Retained earnings                                                          11,594          11,078
  Unrealized loss on sec avail for sale                                      (1,387)         (1,085)
                                                                     -------------------------------
    Total stockholder's equity                                               32,246          31,865
                                                                     -------------------------------
      Total liabilities and
      stockholder's equity                                           $      304,242         283,621
                                                                     ===============================

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                               2000              1999
-------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                           $           4,453             4,022
  Interest and dividends on
   investment securities:
    Taxable                                                          840               782
    Tax-exempt                                                       171               135
  Interest on deposits with banks                                      0                 0
  Interest on federal funds sold                                      75               144
                                                       ------------------------------------
       Total interest income                                       5,539             5,083

  INTEREST EXPENSE
    Deposits                                                       2,219             1,923
    Short-term borrowings                                             77                32
                                                       ------------------------------------
       Total interest expense                                      2,296             1,955

  NET INTEREST INCOME                                              3,243             3,128
  Provision for loan losses                                          169               195
                                                       ------------------------------------
    Net interest income after
     Provision for loan losses                                     3,074             2,933

  NON-INTEREST INCOME
    Service charges on deposit accounts                              467               476
    Fiduciary income                                                 162               155
    Other operating income                                           322               369
    Investment gains                                                   0                26
                                                       ------------------------------------
      Total non-interest income                                      951             1,026

  NON-INTEREST EXPENSE
    Salaries and benefits                                          1,455             1,328
    Occupancy of bank premises                                       202               193
    Equipment expense                                                373               341
    Other operating expenses                                         852               813
                                                       ------------------------------------
      Total non-interest expense                                   2,882             2,675

  NET INCOME BEFORE TAXES                                          1,143             1,284
  Applicable income taxes                                            270               398
                                                       ------------------------------------
  NET INCOME                                           $             873               886
                                                       ====================================
  Per share:
  Net income - basic                                   $            0.51              0.52
  Net income - diluted                                 $            0.51              0.52
  Dividends                                            $            0.21              0.19
  Average number of common
    shares outstanding                                         1,707,661         1,691,132

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                            Three Months                Three Months
                                                                Ended                      Ended

-------------------------------------------------------------------------------------------------------
                                                               March 31,                  March 31,
(000's omitted)                                                  2000                        1999
-------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                              $         3,555             $        3,521
    Issuance of shares under
      Director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment program                                      10                          8
                                                            ----------------            ---------------
  Balance, end of period                                              3,565                      3,529

SURPLUS
  Balance, beginning of period                                       18,317                     17,644
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment program                                     157                        163
                                                            ----------------            ---------------
  Balance, end of period                                             18,474                     17,807

RETAINED EARNINGS
  Balance, beginning of period                                       11,078                      8,664
    Net income                                                          873                        886
    Cash dividends declared                                            (357)                      (324)
                                                            ----------------            ---------------
  Balance, end of period                                             11,594                      9,226

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                                       (1,085)                       193
    Change in unrealized gain (loss)
    on securities, net of tax                                          (302)                      (190)
                                                            ----------------            ---------------
  Balance, end of period                                             (1,387)                         3
                                                            ----------------            ---------------
TOTAL SHAREHOLDERS' EQUITY                                  $        32,246             $       30,565
                                                            ================            ===============

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                    Three Months Ended
                                                                         March 31,
----------------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                                2000        1999
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

  Net income                                                           $873        $886
 Adjustments to reconcile net income to cash
    Provided by Operating Activities:
      Depreciation and amortization                                     246         200
      Provision for loan losses                                         150         195
      Amortization (accretion) on securities                            (12)         (4)
      Loans originated for sale                                        (641)     (1,141)
      Loans sold                                                        626       1,057
      Gain on investment securities                                       0         (26)
      Decrease (increase) in interest receivable                       (211)        230
      Decrease (increase) in other assets                             1,047      (1,445)
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                                  87        (433)
                                                                ------------------------
Total Adjustments                                                     1,292      (1,367)
                                                                ------------------------
Net Cash Provided By (Used In) Operating Activities                   2,165        (481)
                                                                ------------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                               0           0
  Proceeds from maturities of investment activities - HTM                20          20
  Proceeds from maturities of investment activities - AFS               786      34,291
  Purchases of investment securities - HTM                                0           0
  Purchases of investment securities - AFS                                0     (21,893)
  Net (increase) in customer loans                                   (6,924)     (1,578)
  Capital expenditures                                               (1,163)       (234)
                                                                ------------------------
Net Cash Used in Investing Activities                                (7,281)     10,606

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                           791      (4,639)
  Net increase (decrease) in Time deposits                            6,142      (4,234)
  Net increase (decrease) in borrowing's                             13,220         164
  Proceeds from stock issuance                                          167         171
  Cash dividends                                                       (357)       (324)
                                                                ------------------------
Net Cash Provided By (Used In) Financing Activities                  19,963      (8,862)

NET INCREASE IN CASH AND CASH EQUIVALENTS                           $14,847      $1,263

CASH AND CASH EQUIVALENTS - BEGINNING                               $13,614     $18,158
CASH AND CASH EQUIVALENTS - ENDING                                  $28,461     $19,421
                                                                ========================

CASH PAID FOR:
  INTEREST                                                           $2,186      $2,384
  INCOME TAXES                                                           $0         $60

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Statement of Comprehensive Income


                                                                    Three Months Ended
(000's Omitted)                                                          March 31,
                                                                    2000          1999
                                                              ----------------------------
Net Income                                                             $873          $886
Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during period                                                     ($302)        ($164)
  Less: reclassification adjustment for                                  $0
    gains included in net income                                         $0           $26
                                                              ----------------------------
Other comprehensive income                                            ($302)        ($190)
                                                              ----------------------------
Comprehensive income                                                   $571          $696
                                                              ============================

Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note 2.  Reclassifications
         On April 26, 2000 the Corporation declared a 20% stock dividend payable on May 26, 2000, to the stockholders of record as of April 26, 2000. Accordingly, the per share amounts for March 31, 1999, and March 31, 2000, have been retroactively adjusted to reflect the effect of the dividend.

Note 3. On March 13, 2000, Fentura Bancorp's subsidiary The State Bank spun off two of its existing branches in Davison Michigan to create a De Novo Bank (Davison State Bank). Davison State Bank is a wholly owned subsidiary of Fentura Bancorp, Inc. This transaction did not have any effect on the consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This item provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Bancorp, Inc. (the Corporation), together with its operating subsidiaries, The State Bank and Davison State Bank (the Banks), for the three months ended March 31, 2000 and 1999. The supplemental financial data included throughout should be read in conjunction with the primary financial statements presented on pages 3 through
8. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Table 1                    Selected Financial Data                  Three Months Ended
                                                                         March 31,
$ in thousands except per share data

and ratios                                                        2000             1999
---------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Earnings:
Interest Income                                                      $5,539           $5,083
Interest Expense                                                      2,296            1,955
                                                           ----------------------------------
Net Interest Income                                                   3,243            3,128
Provision for Possible Credit Losses                                    169              195
                                                           ----------------------------------
Net Interest Income after Provision                                   3,074            2,933
Total Other Operating Income                                            951            1,026
Total Other Operating Expense                                         2,882            2,675
                                                           ----------------------------------
Income Before Income Taxes                                            1,143            1,284
Provision for Income Taxes                                              270              398
                                                           ----------------------------------
Net Income                                                             $873             $886
                                                           ==================================
Net Income Per Share - Basic                                          $0.51            $0.52
Net Income Per Share - Diluted                                        $0.51            $0.52

Summary of Consolidated Statements of Financial Condition:
Assets                                                             $304,242         $266,448
Securities                                                           66,635           65,242
Loans                                                               198,120          173,947
Deposits                                                            253,984          232,232
Stockholders' Equity                                                 32,246           30,565

Other Financial and Statistical Data:
Tier 1 Capital to Risk Weighted Assets                               13.58%           13.67%
Total Capital to Risk Weighted Assets                                14.82%           14.92%
Tier 1 Capital to Average Assets                                     11.71%           11.38%
Total Cash Dividends                                                   $357             $324
Book Value Per Share                                                 $18.85           $18.04
Cash Dividends Paid Per Share                                         $0.21            $0.23
Period End Market Price Per Share                                    $28.10           $43.20
Dividend Pay-out Ratio                                               40.89%           36.57%
Return on Average Stockholders' Equity                               10.73%           11.51%
Return on Average Assets                                              1.22%            1.32%
Net Interest Margin (FTE)                                             5.01%            5.12%
Total Equity to Assets at Year End                                   10.60%           11.47%
---------------------------------------------------------------------------------------------

Results of Operations

Table 1 summarizes selected financial data for the three months ended March 31, 2000 and 1999. As indicated earnings for the three months ended March 31, 2000 were $873,000 compared to $886,000 for the same period in 1999. Earnings decreased slightly as a result of increased operating expenses. Despite this earnings decline, core banking activities and new opportunities in our current and surrounding markets remain strong and accordingly, management believes overall performance will remain strong throughout 2000.

The banking industry uses standard performance indicators to help evaluate the Corporation's performance. Return on average assets is one of these indicators. For the three months ended March 31, 2000 the Corporation's return on average assets was 1.22% compared to 1.32% for the same period in 1999. Total assets increased approximately $38,000,000 from March 31, 1999 to $304,242,000 at March 31, 2000. Stockholders' Equity increased approximately $1,700,000 from March 31, 1999 to $32,246,000 at March 31, 2000. The increase in equity will allow the Corporation to continue its growth strategy. Net income per share-basic was $.51 in the first three months of 2000 compared to $.52 for the same period in 1999.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2000 and 1999 are summarized in Table 3. The effects of changes in average interest rates and average balances are detailed in Table 2 below.


Table 2                                   CHANGES IN NET INTEREST INCOME
                                         DUE TO CHANGES IN AVERAGE VOLUME
                                                AND INTEREST RATES

                                                   THREE MONTHS ENDED MARCH  31,          THREE MONTHS ENDED MARCH 31,
                                                       2000 COMPARED TO 1999                1999 COMPARED TO 1998
                                                       INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                               DUE TO:                                DUE TO:
                                                -------------------------------------------------------------------------
                                                               YIELD/                                 YIELD/
(000'S OMITTED)                                        VOL       RATE      TOTAL              VOL       RATE       TOTAL
-------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS IN BANKS                       0          0          0               (1)         0          (1)
TAXABLE SECURITIES                                       3         55         58              126        (16)        110
TAX-EXEMPT SECURITIES                                   41         (5)        36               19         (3)         16
FEDERAL FUNDS SOLD                                     (90)        21        (69)             126        (30)         96

TOTAL LOANS                                            716       (104)       612             (337)      (180)       (517)
LOANS HELD FOR SALE                                   (182)         1       (181)             108        (25)         83
                                                -------------------------------------------------------------------------

    TOTAL EARNING ASSETS                               488        (32)       456               41       (254)       (213)


INTEREST BEARING DEMAND DEPOSITS                        (9)         9          0               40        (55)        (15)
SAVINGS DEPOSITS                                        33        119        152               34        (69)        (35)
TIME CD'S $100,000 AND OVER                             87         29        116               (1)       (44)        (45)
OTHER TIME DEPOSITS                                     15         13         28              (62)       (82)       (144)
OTHER BORROWINGS                                        43          2         45              (12)        (2)        (14)
                                                -------------------------------------------------------------------------

    TOTAL INTEREST BEARING LIABILITIES                 169        172        341               (1)      (252)       (253)
                                                -------------------------------------------------------------------------

         NET INTEREST INCOME                          $319      ($204)      $115              $42        ($2)        $40
                                                =========================================================================

As indicated in Table 2, during the three months ended March 31, 2000, net interest income increased over the same period in 1999, principally due to the increase in interest income from loan growth.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2000 and 1999 are shown in Table 3. Net interest income for the three months ended March 31, 2000 was 3,243,000 an increase of $115,000 over the same period in 1999. This represents an increase of 3.7%. The primary factor contributing to the net interest income increase is an increase in interest income from loan growth. Also indicated in Table 3, for the three months ended March 31, 1999 net interest income was $3,128,000. This is an increase of $40,000 or 1.3% over the same period in 1998. The increase in 1999 is attributable to the reduction of interest expense due to lower rates paid on savings, interest bearing checking deposits, and time deposits.

Management expects a continued strong local economy throughout 2000 and because of this believes loan demand will remain strong. Accordingly, the Corporation will aggressively seek out new loan opportunities while continuing to maintain sound credit quality. Management also believes that continued loan growth will increase net interest income in 2000.

As indicated in Table 3, for the three months ended March 31, 2000, the Corporation's net interest margin (without consideration of full tax equivalency) was 4.90% compared with 5.06% for the same period in 1999. This decline is attributable to an increase in the overall cost of funds within deposits. The Corporation's cost of funds was increased along with increases in market interest rates.

Average earning assets increased 6.2% or approximately $15,651,000 comparing the first quarter of 2000 to the same time period in 1999. Loans, the highest yielding component of earning assets, represented 72.8% of earning assets in 2000 compared to 69.5% in 1999. Average interest bearing liabilities increased 6.2% or $13,000,000 comparing the first quarter of 2000 to the same time period in 1999. Non-interest bearing deposits amounted to 12.1% of average earning assets in the first quarter of 2000 compared with 11.0% in the same time period on 1999.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates continue to change in 2000, corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

Table 3                                                             THREE MONTHS ENDED MARCH 31,
AVERAGE BALANCES AND RATES                                    2000                               1999
(000'S omitted)                                  AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/    YIELD/

ASSETS                                           BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                -------------------------------------------------------------------
 Interest bearing deposits in Banks                     $0          $0    0.00%            $0          $0    0.00%
 Investment securities:
   U.S. Treasury and Government Agencies            51,728         824    6.41%        51,357         767    6.06%
   State and Political                              14,764         171    4.66%        11,360         135    4.82%
   Other                                             1,077          16    5.98%         1,264          15    4.81%
                                                --------------------------------   --------------------------------
   Total Investment Securities                      67,569       1,011    6.02%        63,981         917    5.81%
   Fed Funds Sold                                    4,745          75    6.36%        12,556         144    4.65%
 Loans:
   Commercial                                      102,018       2,368    9.34%        85,745       1,963    9.28%
   Tax Free                                            588           9    6.16%           296           4    5.48%
   Real Estate-Mortgage                             25,316         535    8.50%        15,731         388   10.00%
   Consumer                                         65,816       1,538    9.40%        61,727       1,483    9.74%
                                                --------------------------------   --------------------------------
 Total loans                                       193,738       4,450    9.24%       163,499       3,838    9.52%
 Allowance for Loan Loss                            (2,984)                            (2,828)
 Net Loans                                         190,754       4,450    9.38%       160,671       3,838    9.69%
                                                --------------------------------   --------------------------------
Loans Held for Sale                                    184           3    6.56%        10,549         184    7.07%
                                                --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                             $266,236      $5,539    8.37%      $250,585      $5,083    8.23%
                                                -------------------------------------------------------------------
 Cash Due from Banks                                10,732                              9,960
 All Other Assets                                   13,190                             10,959
                                                -----------                        -----------
TOTAL ASSETS                                      $287,174                           $268,676
                                                -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                      $32,174                            $27,625
   Interest bearing - DDA                           41,030         187    1.83%        43,024         187    1.76%
   Savings Deposits                                 67,777         576    3.42%        62,881         424    2.73%
   Time CD's $100,000 and Over                      31,926         450    5.67%        25,384         334    5.34%
   Other Time CD's                                  76,040       1,006    5.32%        74,896         978    5.30%
                                                --------------------------------   --------------------------------
 Total Deposits                                    248,947       2,219    3.59%       233,810       1,923    3.34%
 Other Borrowings                                    4,230          77    7.32%         1,818          32    7.14%
                                                --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES                    $221,003      $2,296    4.18%      $208,003      $1,955    3.81%
                                                -------------------------------------------------------------------
 All Other Liabilities                               1,446                              2,255
 Shareholders Equity                                32,551                             30,793
                                                -----------                        -----------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $287,174                           $268,676
                                                -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                  4.19%                              4.41%
Impact of Non-Interest Bearing Funds on Margin                            0.71%                              0.65%
                                                                       ---------                          ---------
Net Interest Income/Margin                                      $3,243    4.90%                    $3,128    5.06%
                                                           =====================              =====================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary bank's methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 2000, the ALL was $3,046,000, or 1.54% of total loans, including those loans held for sale. This compares with $2,850,000, or 1.64%, at March 31, 1999. The reduction of the ALL as a percentage of total loans reflects improved overall asset quality and increased loan totals.

The provision for possible credit losses was $169,000 in the first three months of 2000 and $195,000 for the same time period in 1999. The Bank decreased the provision in 2000 comparing to 1999 because of an overall improvement in asset quality and a reduction in loans charged-off.

Table 4 summarizes loan losses and recoveries from the first quarter of 1999 and 2000. During the first three months of 2000 the Corporation experienced net charge-offs of $84,000, compared with net charge-offs of $128,000 for the same time period in 1999. Accordingly, the net charge-off ratio for the first quarter of 2000 was .04% compared to .08% for the same time period in 1999. The net charge-off ratio decreased in 2000 due to an increase in overall asset quality and increased loan totals.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for possible credit losses is adequate to meet normal credit risks in the loan portfolio. The Corporation's loan portfolio has no significant concentrations in any one industry nor any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation's local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that may not be performing as agreed. Therefore, in light of the aforementioned, and strong economic conditions and asset quality, management expects a modest reduction to the allowance for loan losses as a percentage to gross loans in 2000. Non-performing loans are discussed further in the section titled "Non-Performing Assets".

Table 4          ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                            Three Months Ended
(000's omitted)                                                  March 31,
                                                            2000           1999
                                                       ------------------------------
Balance at Beginning of Period                                 $2,961         $2,783
                                                       ------------------------------
Charge-Offs:
    Commercial, Financial and Agriculture                          (9)           (72)
    Real Estate-Mortgage                                            0             (2)
    Installment Loans to Individuals                              (99)           (88)
    Lease Financing                                                 0              0
                                                       ------------------------------
      Total Charge-Offs                                          (108)          (162)
                                                       ------------------------------

Recoveries:
    Commercial, Financial and Agriculture                           1              6
    Real Estate-Mortgage                                            0              0
    Installment Loans to Individuals                               23             28
    Lease Financing                                                 0              0
                                                       ------------------------------
      Total Recoveries                                             24             34
                                                       ------------------------------
Net Charge-Offs                                                   (84)          (128)
                                                       ------------------------------
Provision                                                         169            195
                                                       ------------------------------
Balance at End of Period                                       $3,046         $2,850
                                                       ==============================
Ratio of Net Charge-Offs During the Period                      0.04%          0.08%
                                                       ==============================

NON-INTEREST INCOME

TABLE 5

                                                      Three Months Ended
Analysis of Non-Interest Income                           March 31,
-------------------------------------------------------------------------
(000's omitted)
                                                        2000        1999
-------------------------------------------------------------------------
Service Charges on Deposit Accounts                     $467        $476
Gain on Sale of Mortgages                                $13         $52
Mortgage Servicing Fees                                  $65         $76
Fiduciary Income                                        $162        $155
Other Operating Income                                  $244        $241
Investment Gains                                          $0         $26
                                                 ------------------------
  Total Non-Interest Income                             $951      $1,026
                                                 ========================

Non-interest income decreased in the three months ended March 31, 2000 as compared to the same period in 1999, due to an decrease in the gain on sale of mortgage loans, a decrease in service charges on deposit accounts, and a decrease in investment gains. Overall non-interest income was $951,000 in the three months ended March 31, 2000 compared to $951,000 for the same period in 1999. These figures represent an decrease of 7.3%. Table 5 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 5.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $467,000 in the three months ended March 31, 2000 compared to $476,000 for the same period of 1999. This represents an decrease of 1.9%. An increase in average balances maintained in savings accounts offsetting service charges, is the primary reason for the decline.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $13,000 in the quarter ended March 31, 2000 and $52,000 in the same period in 1999. The decrease occurred because of a decrease in residential mortgage refinance activity and new loan volumes due to the upward movement of market interest rates.

Mortgage servicing fees were $65,000 in the three months ended March 31, 2000 compared to $76,000 in the same time period in 1999. This is a decline of $11,000 or 14.5%. The decline is attributable to lower serviced loan balances in 2000 due to payoffs throughout 1999 of serviced loans and the Corporation's retention of certain new mortgages as opposed to selling those loans and recognizing servicing fees during the same time period.

Fiduciary income increased $7,000 in the three months ended March 31, 2000 comparing to the same time period in the prior year. This 4.5% increase in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Gains on the sale of investments were $26,000 in the first quarter of 1999. These gains occurred from sales of investments which had lower yield potential and longer maturities in connection with forecasts relating to yield curve movements and the expected impact on market rates. Proceeds from these transactions are being used to invest in other securities with stronger yields within certain maturity horizons. During the first quarter of 2000 there were no sales transactions of investment securities.

Non-Interest Expense

TABLE 6

                                                     Three Months Ended
Analysis of Non-Interest Expense                          March 31,
-------------------------------------------------------------------------
(000's omitted)
                                                        2000        1999
-------------------------------------------------------------------------
Salaries and  Benefits                                $1,455      $1,328
Equipment                                               $373        $341
Net Occupancy                                           $202        $193
FDIC Assessment                                          $12          $7
Office Supplies                                          $74         $65
Loan & Collection Expense                               $121         $60
Advertising                                              $55         $52
Other Operating Expense                                 $590        $629
                                                 ------------------------
  Total Non-Interest Expense                          $2,882      $2,675
                                                 ========================

Total non-interest expense was $2,882,000 in the three months ended March 31, 2000 compared with $2,675,000 in the same period of 1999. This is a increase of 7.7%. This increase is largely attributable to an increase in salary and benefits expense and an increase in loan and collection expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,455,000 in the three months ended March 31, 2000, compared with $1,328,000, or an increase of 9.6%, for the same time period in 1999. Increased costs are primarily a result of a change in the mix of full time and part time employees, normal annual salary increases, and an increase in payroll taxes.

During the three months ended March 31, 2000 equipment expenses were $373,000 compared to $341,000 for the same period in 1999, an increase of 9.4%. The increase in expense is attributable to equipment depreciation which increased due to new equipment purchases including a new mainframe computer system.

Occupancy expenses at $202,000 increased in the three months ended March 31, 2000 comparing to the same period in 1999 by $9,000 or 4.7%. The increase is attributable to increases in facility repairs and maintenance contracts expense.

During the three months ended March 31, 2000 office supplies expense at $74,000 increased $9,000 comparing to the $65,000 in expense for the same period in 1999. This increase is attributable to volume increases of regular office supplies and preprinted forms in 2000.

Loan and collection expenses, at $121,000, were up $61,000 during the three months ended March 31, 2000 comparing to the same time period in 1999. This increase is primarily attributable to increases in dealer service fees paid in connection with indirect lending and an increase in legal expenses in connection with collection efforts.

Other operating expenses were $590,000 in the three months ended March 31, 2000 compared to $629,000 in the same time period in 1999, a decrease of $39,000 or 6.2%. The decrease is attributable to a decrease in deposit account charge-offs and losses and a decrease in the Michigan Single Business Tax (SBT) accrual. Deposit account losses were down in 2000 because of enhanced monitoring procedures. The SBT accrual is lower in 2000 due to slightly lower earnings, an increase in the capital acquisition deduction in connection with the purchase of the mainframe computer system.

NONPERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 7 represents the levels of these assets at March 31, 2000 and 1999.

Non-performing assets increased modestly at March 31, 2000 compared to March 31, 1999. This increase is attributable to an increase in other real estate owned. Other real estate owned has increased primarily due to a property acquired through a relocation compensation agreement.

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

Table 7
Non-Performing Assets and Past Due Loans

                                                           March 31,
                                                      2000           1999
                                                 ------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                           $184,000       $182,000
  Non-Accrual Loans                                     925,000      1,032,000
  Renegotiated Loans                                          0          7,000
                                                 ------------------------------
    Total Non-Performing Loans                        1,109,000      1,221,000
                                                 ------------------------------
Other Non-Performing Assets:
  Other Real Estate                                     377,000        172,000
  REO in Redemption                                           0         96,000
  Other Non-Performing  Assets                           73,000         30,000
                                                 ------------------------------
    Total Other Non-Performing Assets                   450,000        298,000
                                                 ------------------------------
Total Non-Performing Assets                          $1,559,000     $1,519,000
                                                 ==============================
Non-Performing Loans as a % of
  Total Loans                                             0.56%          0.75%
Non-Performing Assets as a % of
  Total Loans and Other Real Estate                       0.79%          0.93%
Allowance for Loan Losses as a % of
  Non-Performing Loans                                  274.66%        233.42%
Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets                       219.56%        198.95%
Accruing Loans Past Due 90 Days or
  More to Total Loans                                     0.09%          0.11%
Non-performing Assets as a % of
  Total Assets                                            0.51%          0.57%

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Asset/Liability management is designed to assure liquidity and reduce interest rate risks. The goal in managing interest rate risk is to maintain a strong and relatively stable net interest margin. It is the responsibility of the Asset/Liability Management Committee (ALCO) to set policy guidelines and to establish short-term and long-term strategies with respect to interest rate exposure and liquidity. The ALCO, which is comprised of key members of management, meets regularly to review financial performance and soundness, including interest rate risk and liquidity exposure in relation to present and perspective markets, business conditions, and product lines. Accordingly, the committee adopts funding and balance sheet management strategies that are intended to maintain earnings, liquidity, and growth rates consistent with policy and prudent business standards.

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first three months of 2000 and 1999. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while secondary liquidity is provided by the investment portfolio. As of March 30, 2000 federal funds sold represented 2.9% of total assets, compared to 3.6% at March 30, 1998. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities increased $19,963,000 in first three months of 2000 due to the increase in deposits and borrowings. Comparatively, in the first three months of 1999, cash flows from financing activities decreased $8,862,000 because of decreases in deposit totals. Outward cash flows from investing activities were $7,281,000 during the first three months of 2000. The increase in investing activities at the end of the first quarter of 2000, were to fund new loan growth.

CAPITAL MANAGEMENT

Total shareholders' equity rose 5.59% to $32,246,000 at March 31, 2000 compared with $30,565,000 at March 31, 1999. The Company's equity to asset ratio was 10.6% at March 31, 2000 and 11.5% at March 31, 1999. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first three months of 2000, the Corporation increased its cash dividends by 10.5% to $.21 per share compared with $.19 in the same time period in 1999.

As indicated on the balance sheet on page 4, at March 31, 1999 the Company had an unrealized loss on securities available for sale (AFS) of $1,387,000 compared to an unrealized gain at March 31, 1999 of $3,000. This decrease to an unrecognized loss position is attributable to the upward movement of market interest rates and the interest rate structures on those securities held in the AFS portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to meet certain levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into two levels, Tier I capital (essentially total common stockholders' equity less goodwill) and Tier II capital (essentially the reserve for loan losses limited to 1.25% of gross risk-weighted assets). These ratios are based on the degree of credit risk in the Corporation's assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk weighted asset total. Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 8, at March 31, 1999 and 2000, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company.

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

Table 8                        Capital Ratios
                        Regulatory Minimum For      March 31,      December 31,      March 31,
                        "Well Capitalization"          2000             1999            1999
Risk Based Capital:
  Total Capital                  10%                  14.82%          14.55%           14.92%
  Tier 1                          6%                  13.58%          13.30%           13.67%
  Tier 1 Leverage                 5%                  11.71%          12.03%           11.38%

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity management seeks to maximize net interest income as a result of changing interest rates, within prudent ranges of risk. The Corporation attempts to accomplish this objective by structuring the balance sheet so that re-pricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these re-pricing opportunities at any point in time constitute a bank's interest rate sensitivity. The Corporation currently does not utilize derivatives in managing interest rate risk.

An indicator of the interest rate sensitivity structure of a financial institution's balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as "GAP".

Table 9 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of March 31, 2000, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 9                                          GAP ANALYSIS MARCH 31, 2000
(000's Omitted)                                  Within      Three       One to      After
                                                 Three       Months-     Five        Five
                                                 Months      One Year    Years       Years         Total
                                                 ------------------------------------------------------------
Earning Assets:
  Interest Bearing Bank Deposits                 $0          $0          $0          $0          0
  Federal Funds Sold                             14,550      0           0           0           14,550
  Investment Securities                          1,778       3,663       31,649      29,545      66,635
  Loans                                          63,634      10,527      82,801      40,963      197,925
  Loans Held for Sale                            195         0           0           0           195
                                                 ------------------------------------------------------------
    Total Earning Assets                         $80,157     $14,190     $114,450    $70,508     $279,305
                                                 ============================================================

Interest Bearing Liabilities:
  Interest Bearing Demand Deposits               $39,911     $0          $0          $0          $39,911
  Savings Deposits                               24,613      0           0           45,857      70,470
  Time Deposits Less than $100,000               17,828      35,871      21,869      63          75,631
  Time Deposits Greater than $100,000            17,165      14,538      2,889       0           34,592
  Federal Funds Purchased                        14,050
  Other Borrowings                               546         0           40          1,113       1,699
                                                 ------------------------------------------------------------
    Total Interest Bearing Liabilities           $114,113    $50,409     $24,798     $47,033     $222,303
                                                 ============================================================
Interest Rate Sensitivity GAP                    ($33,956)   ($36,219)   $89,652     $23,475     $57,002
Cumulative Interest Rate
  Sensitivity GAP                                ($33,956)   ($70,175)   $19,477     $42,952
Interest Rate Sensitivity GAP                    -0.70       -0.28       4.62        1.50
Cumulative Interest Rate
  Sensitivity GAP Ratio                          -0.70       -0.57       1.10        1.18

As indicated in Table 9, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly reduce net interest income.

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

b.  Report on Form 8-k 4
    No reports on Form 8-k were filed for the quarter ended March 31, 2000.

                              FENTURA BANCORP, INC.
                        2000 Quarterly Report on Form 10Q
                                  EXHIBIT INDEX


Exhibit
   No.                                 Exhibit                                              Location
--------  --------------------------------------------------------------------------       ---------
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


                             FENTURA BANCORP, INC.




Date  May 12, 2000           By   /s/  Donald L. Grill
      ------------                --------------------
                                       Donald L. Grill
                                       Director
                                       President & CEO


Date  May 12, 2000           By  /s/   Ronald L. Justice
      ------------               -----------------------
                                       Ronald L. Justice
                                       Senior Vice President (Authorized Signer)
                                       Chief Financial Officer
                                       Cashier

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------
  27                     Financial Data Schedule