Form 10-Q
period 2000-06-30
FENTURA BANCORP INC
filed 2000-08-11
CIK 919865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                 to
                                       ---------------    --------------

                         Commission file number 0-23550
                                                -------

                              FENTURA BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Michigan                                       38-2806518
--------------------------------------         ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 08, 2000

 Class - Common Stock                         Shares Outstanding - 1,713,912

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

                         PART I - FINANCIAL INFORMATION



Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc. and Subsidiaries
  Consolidated Balance Sheets (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                        JUNE 30,           DEC. 31,
(000's omitted Except Per Share Data)                                     2000               1999
----------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                            $       14,154          12,714
  Federal funds sold                                                         12,600             900
                                                                     -------------------------------
    Total Cash & Cash Equivalents                                            26,754          13,614

  Interest bearing deposits with banks                                            0               0

  Investment  securities-held to maturity,
    at cost (market value of $13,237, and
    $13,774 at June 30, 2000 and December 31, 1999,
    respectively)                                                            13,339          13,922
  Investment securities-avail for sale,
    at market                                                                52,515          53,964
                                                                     -------------------------------
      Total investment securities                                            65,854          67,886

  Loans:
    Commercial                                                               89,167          92,359
    Tax exempt development loans                                                454             537
    Real estate loans - mortgage                                             21,359          21,409
    Real estate loans - construction                                         21,570          12,481
    Consumer loans                                                           68,724          64,280
                                                                     -------------------------------
  Total loans                                                               201,274         191,066
  Less: Reserve for loan losses                                              (3,257)         (2,961)
                                                                     -------------------------------
  Net loans                                                                 198,017         188,105

  Loans held for sale                                                           204             180

  Bank premises and equipment                                                 5,842           5,200
  Accrued interest receivable                                                 1,888           1,687
  Other assets                                                                5,640           6,949
                                                                     -------------------------------
    Total assets                                                     $      304,199         283,621
                                                                     ===============================

LIABILITIES

  Deposits:
    Non-interest bearing deposits                                    $       35,518          31,524
    Interest bearing deposits                                               217,796         215,527
                                                                     -------------------------------
      Total deposits                                                        253,314         247,051

  Federal Funds Purchased                                                    13,300               0
  Other borrowings                                                            2,664           2,529
  Accrued taxes, interest and
    other liabilities                                                         2,003           2,176
                                                                     -------------------------------
      Total liabilities                                                     271,281         251,756
                                                                     -------------------------------
STOCKHOLDERS' EQUITY

  Common stock - $2.5 par value 1,713,912
   shares issued (1,422,045 in December 30, 1999)                             4,285           3,555
  Surplus                                                                    25,824          18,317
  Retained Earnings                                                           4,086          11,078
  Accumulated other comprehensive income (loss)                              (1,277)         (1,085)
                                                                     -------------------------------
    Total stockholders' equity                                               32,918          31,865
                                                                     -------------------------------
      Total liabilities and
      stockholders' equity                                           $      304,199         283,621
                                                                     ===============================

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                                2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                           $       4,728          4,320           9,181          8,342
  Interest and dividends on
   investment securities:
    Taxable                                                      829            706           1,669          1,488
    Tax-exempt                                                   165            134             336            269
  Interest on federal funds sold                                 197            213             272            357
                                                      -------------------------------------------------------------
       Total interest income                                   5,919          5,373          11,458         10,456

  INTEREST EXPENSE
    Deposits                                                   2,275          1,904           4,494          3,827
    Other borrowings                                             216             11             272             21
    Long-term borrowings                                          21             21              42             43
                                                      -------------------------------------------------------------
       Total interest expense                                  2,512          1,936           4,808          3,891

  NET INTEREST INCOME                                          3,407          3,437           6,650          6,565
  Provision for loan losses                                      201            130             370            325
                                                      -------------------------------------------------------------
    Net interest income after
     provision for loan losses                                 3,206          3,307           6,280          6,240

  NON-INTEREST INCOME
    Service charges on dep accts                                 486            499             953            975
    Fiduciary income                                             159            144             321            299
    Other operating income                                       408            357             730            726
    Investment gains                                               0              0               0             26
                                                      -------------------------------------------------------------
      Total non-interest income                                1,053          1,000           2,004          2,026

  NON-INTEREST EXPENSE
    Salaries and benefits                                      1,486          1,421           2,941          2,749
    Occupancy of bank premises                                   196            190             398            383
    Equipment expense                                            408            342             781            683
    Other operating expenses                                     986            937           1,838          1,750
                                                      -------------------------------------------------------------
      Total non-interest expense                               3,076          2,890           5,958          5,565

  NET INCOME BEFORE TAXES                                      1,183          1,417           2,326          2,701
  Applicable income taxes                                        353            437             623            835
                                                      -------------------------------------------------------------
  NET INCOME                                          $          830            980           1,703          1,866
                                                      =============================================================
  Per share:
  Net income - basic...........                       $         0.48           0.58            1.00           1.10
  Net income - diluted.........                       $         0.48           0.58            0.99           1.10
  Dividends ...................                       $         0.21           0.19            0.42           0.38
  Average number of common
    shares outstanding.........                            1,711,525      1,698,764       1,709,593      1,694,970

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                              Six Months                  Six Months
                                                                Ended                       Ended
-------------------------------------------------------------------------------------------------------
                                                               June 30,                    June 30,
                                        (000's omitted)          2000                        1999
-------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                              $         3,555             $        3,521
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment program                                      17                         22
    Impact of 20% stock dividend                                        713                          0
                                                            ----------------            ---------------
  Balance, end of period                                              4,285                      3,543

SURPLUS
  Balance, beginning of period                                       18,317                     17,644
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment program                                     240                        437
    Impact of 20% stock dividend                                      7,267                          0
                                                            ----------------            ---------------
  Balance, end of period                                             25,824                     18,081

RETAINED EARNINGS
  Balance, beginning of period                                       11,078                      8,664
    Net income                                                        1,703                      1,866
    Impact of 20% stock dividend                                     (7,980)                         0
    Cash dividends declared                                            (715)                      (650)
                                                            ----------------            ---------------
  Balance, end of period                                              4,086                      9,880

  COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of period                                       (1,085)                       193
    Change in unrealized gain (loss)
    on securities, net of tax                                          (192)                      (882)
                                                            ----------------            ---------------
  Balance, end of period                                             (1,277)                      (689)
                                                            ----------------            ---------------
TOTAL SHAREHOLDERS' EQUITY                                  $        32,918             $       30,815
                                                            ================            ===============

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                      Six Months Ended
                                                                          June 30,
----------------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                                2000        1999
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

  Net income                                                         $1,703      $1,866
 Adjustments to reconcile net income to cash
    Provided by Operating Activities:
      Depreciation and amortization                                     510         406
      Provision for loan losses                                         370         325
      Amortization (accretion) on securities                            (25)        (30)
      Loans originated for sale                                      (2,995)     (5,924)
      Loans sold                                                      2,971       6,030
      Gain on investment securities                                       0         (26)
      Decrease (increase) in interest receivable                       (201)        111
      Decrease (increase) in other assets                             1,408        (932)
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                                (173)       (666)
                                                                    --------------------
Total Adjustments                                                     1,865        (706)
                                                                    --------------------
Net Cash Provided By (Used In) Operating Activities                   3,568       1,160
                                                                    --------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                               0           0
  Proceeds from maturities of investment activities - HTM               248         185
  Proceeds from maturities of investment activities - AFS             1,518      56,767
  Purchases of investment securities - HTM                                0           0
  Purchases of investment securities - AFS                                0     (51,636)
  Net (increase) in customer loans                                  (10,282)     (2,682)
  Capital expenditures (net of disposed)                             (1,152)     (1,194)
                                                                    ---------------------
Net Cash Used in Investing Activities                                (9,668)      1,440

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                         3,995         533
  Net increase (decrease) in Time deposits                            2,268      (4,491)
  Net increase (decrease) in borrowing's                             13,435         893
  Proceeds from stock issuance                                          257         458
  Cash dividends                                                       (715)       (650)
                                                                    --------------------
Net Cash Provided By (Used In) Financing Activities                  19,240      (3,257)

NET INCREASE IN CASH AND CASH EQUIVALENTS                           $13,140       ($657)

CASH AND CASH EQUIVALENTS - BEGINNING                               $13,614     $18,158
CASH AND CASH EQUIVALENTS - ENDING                                  $26,754     $17,501
                                                                ========================

CASH PAID FOR:
  INTEREST                                                           $4,670      $4,305
  INCOME TAXES                                                         $627        $950

See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Statement of Comprehensive Income (Loss)

                                                                      Six Months Ended
(000's Omitted)                                                           June 30,
                                                                       2000          1999
                                                              ----------------------------
Net Income                                                           $1,703        $1,866
Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during period                                                     ($192)        ($856)
  Less: reclassification adjustment for                                  $0
    gains included in net income                                         $0           $26
                                                              ----------------------------
Other comprehenisive income                                           ($192)        ($882)
                                                              ----------------------------
Comprehensive income                                                 $1,511          $984
                                                              ============================


Fentura Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note 2.  Reclassifications
         On April 26, 2000 the Corporation declared a 20% stock dividend payable on May 26, 2000, to the stockholders of record as of April 26, 2000. Accordingly, the per share amounts for June 30, 1999 and June 30, 2000, have been retroactively adjusted to reflect the effect of the dividend.


Note 3. On March 13, 2000, Fentura Bancorp's subsidiary The State Bank spun off two of its existing branches in Davison Michigan to create a De Novo Bank (Davison State Bank). Davison State Bank is a wholly owned subsidiary of Fentura Bancorp, Inc. This transaction did not have any effect on the cosolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Bancorp, Inc. (the Corporation), together with its operating subsidiaries, The State Bank and Davison State Bank (the Banks), for the three and six months ended June 30, 2000 and 1999. The supplemental financial data included throughout should be read in conjunction with the primary financial statements presented on pages 3 through
8. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Table 1
Selected Financial Data

                                                                       Six Months Ended
                                                                           June 30,
$ in thousands except per share data
  and ratios                                                           2000             1999
---------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Earnings:
Interest Income                                                     $11,458          $10,456
Interest Expense                                                      4,808            3,891
                                                           ----------------------------------
Net Interest Income                                                   6,650            6,565
Provision for Possible Credit Losses                                    370              325
                                                           ----------------------------------
Net Interest Income after Provision                                   6,280            6,240
Total Other Operating Income                                          2,004            2,026
Total Other Operating Expense                                         5,958            5,565
                                                           ----------------------------------
Income Before Income Taxes                                            2,326            2,701
Provision for Income Taxes                                              623              835
                                                           ----------------------------------
Net Income                                                           $1,703           $1,866
                                                           ==================================
Net Income Per Share - Basic                                          $1.00            $1.10
Net Income Per Share - Diluted                                        $0.99            $1.10
Summary of Consolidated Statements of Financial Condition:
Assets                                                             $304,199         $272,109
Securities                                                           65,854           71,323
Loans                                                               201,478          174,664
Deposits                                                            253,314          237,147
Stockholders' Equity                                                 32,918           30,815
Other Financial and Statistical Data:
Tier 1 Capital to Risk Weighted Assets                               13.85%           13.59%
Total Capital to Risk Weighted Assets                                15.10%           14.84%
Tier 1 Capital to Average Assets                                     12.66%           10.81%
Total Cash Dividends                                                   $715             $650
Book Value Per Share                                                 $19.21           $18.12
Cash Dividends Paid Per Share                                         $0.42            $0.38
Period End Market Price Per Share                                    $30.00           $45.00
Dividend Payout Ratio                                                41.98%           34.83%
Return on Average Stockholders'Equity                                10.40%           11.98%
Return on Average Assets                                              1.16%            1.38%
Net Interest Margin (FTE)                                             5.01%            5.35%
Total Equity to Assets at Year End                                   10.82%           11.32%

Results of Operations

Table 1 summarizes selected financial data for the six months ended June 30, 2000 and 1999. As indicated earnings for the six months ended June 30, 2000 were $1,703,000 compared to $1,866,000 for the same period in 1999. Earnings decreased as a result of increased operating expenses. Despite this earnings decline, core banking activities and new opportunities in our current and surrounding markets remain strong and accordingly, management believes overall performance will remain strong throughout 2000.

The banking industry uses standard performance indicators to help evaluate an institution's performance. Return on average assets is one of these indicators. For the six months ended June 30, 2000 the Coporation's return on average assets was 1.16% compared to 1.38% for the same period in 1999. Total assets increased approximately $32,000,000 from June 30, 1999 to $304,199,000 at June 30, 2000.
Stockholders' Equity increased approximately $2,100,000 from June 30, 1999 to $32,918,000 at June 30, 2000. The increase in equity will allow the Corporation to continue its growth strategy. Net income per share-basic was $1.00 in the first six months of 2000 compared to $1.10 for the same period in 1999.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2000 and 1999 are summarized in Tables 3 and 4, respectively. The effects of changes in average interest rates and average balances are detailed in Table 2 below.


Table 2

                         CHANGES IN NET INTEREST INCOME
                        DUE TO CHANGES IN AVERAGE VOLUME
                               AND INTEREST RATES

                                                    THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                                       2000 COMPARED TO 1999                  2000 COMPARED TO 1999
                                                        INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                              DUE TO:                                DUE TO:
                                                -------------------------------------------------------------------------
                                                                YIELD/                                 YIELD/
(000'S OMITTED)                                        VOL       RATE      TOTAL              VOL       RATE       TOTAL
-------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS IN BANKS                       0          0          0                0          0           0
TAXABLE SECURITIES                                      59         64        123               63        118         181
TAX-EXEMPT SECURITIES                                   37         (6)        31               78        (11)         67
FEDERAL FUNDS SOLD                                     (56)        40        (16)            (147)        62         (85)

TOTAL LOANS                                            907       (320)       587            1,619       (420)      1,199
LOANS HELD FOR SALE                                   (179)         0       (179)            (361)         1        (360)
                                                -------------------------------------------------------------------------

    TOTAL EARNING ASSETS                               768       (222)       546            1,252        (250)      1,002


INTEREST BEARING DEMAND DEPOSITS                        (4)         7          3              (57)        60           3
SAVINGS DEPOSITS                                        21        110        131               51        232         283
TIME CD'S $100,000 AND OVER                            115         80        195              205        106         311
OTHER TIME DEPOSITS                                     (2)        44         42               11         59          70
OTHER BORROWINGS                                       222        (17)       205              268        (18)        250
                                                -------------------------------------------------------------------------

    TOTAL INTEREST BEARING LIABILITIES                 352        224        576              478        439         917
                                                -------------------------------------------------------------------------

         NET INTEREST INCOME                          $416      ($446)      ($30)            $774      ($689)        $85
                                                =========================================================================

As indicated in Table 2, during the six months ended June 30 2000, net interest income increased over the same period in 1999 principally due to the increase in the yield on earning assets as market interest rates increased. During the three months ended June 30, 2000, net interest income decreased over the same time period in 1999 because of an increase in rates paid on interest bearing deposit liabilities.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 2000 and 1999 are shown in Table 3. Net interest income for the three months ended June 30, 2000 was $3,407,000 a decrease of $30,000 over the same period in 1999. This represents a decrease of .8%. The primary factors contributing to the net interest income decrease is an increase in interest expense. Interest expense increased because market interest rates rose during the period causing the Corporation to increase interest rates paid on certain deposit liabilities in order to remain competitive. Additionally, the Corporation experienced an increase in federal funds purchased due to the impact on the individual subsidiaries after the spin off transaction, and this also caused an increase in interest expense

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the six months ended June 30, 2000 and 1999 are shown in Table 4. Net interest income for the six months ended June 30, 2000 was 6,650,000 an increase of $85,000 over the same period in 1999. This represents an increase of 1.3%. The primary factor contributing to the net interest income increase is an increase in interest income recognized from growth in loans and investment securities.

Management expects a continued strong local economy throughout 2000 and because of this believes loan demand will remain strong. Accordingly, the Corporation will aggressively seek out new loan opportunities while continuing to maintain sound credit quality. Management also believes that continued loan growth will increase net interest income in 2000.

As indicated in Table 3 and 4, for the three and six months ended June 30, 2000, the Corporation's net interest margin (without consideration of full tax equivalency) was 4.89% compared with 5.47% and 5.27%, respectively for the same periods in 1999. These declines are attributable to an increase in the overall cost of funds within deposits. The Corporation's cost of funds increased along with increases in market interest rates.

Average earning assets increased 8.8% or approximately $22,000,000 comparing the first half of 2000 to the same time period in 1999. Loans, the highest yielding component of earning assets, represented 72.2% on average earning assets in the six months ended June 30, 2000 compared to 65.3% for the same time period in 1999. Average interest bearing liabilities increased 8.8% or $18,400,000 comparing the first half of 2000 to the same time period in 1999. Non-interest bearing deposits amounted to 12.3% of average earning assets in the first half of 2000 compared with 11.2% in the same time period on 1999.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2000, corresponding changes in funding costs would be considered to avoid any potential negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Risk".

Table 3

                                                              AVERAGE BALANCES AND RATES
                                                              THREE MONTHS ENDED JUNE 30,
                                                        2000                               1999
                                          --------------------------------   --------------------------------
(dollars in thousands)                       AVERAGE      INCOME/   YIELD/      AVERAGE    INCOME/    YIELD/
ASSETS                                       BALANCE      EXPENSE    RATE       BALANCE    EXPENSE     RATE
                                          -------------------------------------------------------------------
 Investment securities:
   U.S. Treasury and Government Agencies      50,635         814    6.47%        46,389        690     5.97%
   State and Political                        14,398         165    4.61%        11,248        134     4.78%
   Other                                       1,077          15    5.60%         1,297         16     4.95%
                                          --------------------------------   --------------------------------
   Total Investment Securities                66,110         994    6.05%        58,934        840     5.72%
   Fed Funds Sold                             13,224         197    5.99%        17,969        213     4.75%
 Loans:
   Commercial                                104,528       2,517    9.68%        88,849      2,330    10.52%
   Tax Free                                      548           7    5.14%           286          4     5.61%
   Real Estate-Mortgage                       26,205         583    8.95%        13,808        324     9.41%
   Consumer                                   69,679       1,617    9.33%        61,779      1,479     9.60%
                                          --------------------------------   --------------------------------
 Total loans                                 200,960       4,724    9.45%       164,722      4,137    10.07%
 Allowance for Loan Loss                      (3,156)                            (2,896)
 Net Loans                                   197,804       4,724    9.61%       161,826      4,137    10.25%
                                          --------------------------------   --------------------------------
Loans Held for Sale                              201           4    8.00%        10,496        183     6.99%
                                          --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                       $280,495      $5,919    8.49%      $252,121     $5,373     8.55%
                                          -------------------------------------------------------------------
 Cash Due from Banks                          11,251                             10,099
 All Other Assets                             13,048                             11,047
                                          -----------                        -----------
TOTAL ASSETS                                $301,638                           $270,371
                                          -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                $34,776                            $28,588
   Interest bearing - DDA                     41,660         183    1.77%        42,533        180     1.70%
   Savings Deposits                           68,122         585    3.45%        65,102        454     2.80%
   Time CD's $100,000 and Over                33,263         514    6.22%        24,431        319     5.24%
   Other Time CD's                            74,302         993    5.38%        74,453        951     5.12%
                                          --------------------------------   --------------------------------
 Total Deposits                              252,123       2,275    3.63%       235,107      1,904     3.25%
 Other Borrowings                             14,816         237    6.43%         1,860         32     6.90%
                                          --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES              $232,163      $2,512    4.35%      $208,379     $1,936     3.73%
                                          -------------------------------------------------------------------
 All Other Liabilities                         1,277                              1,900
 Shareholders Equity                          33,422                             31,504
                                          -----------                        -----------
 TOTAL LIABILITIES and S/H EQUITY           $301,638                           $270,371
                                          -----------            ---------   -----------           ----------
Net Interest Rate Spread                                            4.14%                              4.82%
Impact of Non-Int Bearing Funds on Margin                           0.75%                              0.65%
                                                                 ---------                         ----------
Net Interest Income/Margin                                $3,407    4.89%                   $3,437     5.47%
                                                     =====================              =====================

Table 4

                                                                AVERAGE BALANCES AND RATES
                                                                SIX MONTHS ENDED JUNE 30,
                                                         2000                               1999
                                           --------------------------------   ---------------------------------
(dollars in thousands)                        AVERAGE     INCOME/    YIELD/      AVERAGE    INCOME/     YIELD/
ASSETS                                        BALANCE     EXPENSE     RATE       BALANCE    EXPENSE      RATE
                                           --------------------------------------------------------------------
 Investment securities:
   U.S. Treasury and Government Agencies       51,182       1,638    6.44%        48,873      1,457      6.01%
   State and Political                         14,580         336    4.63%        11,304        269      4.80%
   Other                                        1,077          31    5.79%         1,281         31      4.88%
                                           --------------------------------   ---------------------------------
   Total Investment Securities                 66,839       2,005    6.03%        61,458      1,757      5.77%
   Fed Funds Sold                               8,984         272    6.09%        15,263        357      4.72%
 Loans:
   Commercial                                 103,273       4,885    9.51%        87,297      4,293      9.92%
   Tax Free                                       568          16    5.66%           291          8      5.54%
   Real Estate-Mortgage                        25,761       1,118    8.73%        14,783        712      9.71%
   Consumer                                    67,747       3,155    9.37%        61,764      2,962      9.67%
                                           --------------------------------   ---------------------------------
 Total loans                                  197,349       9,174    9.35%       164,135      7,975      9.80%
 Allowance for Loan Loss                       (3,070)                            (2,862)
 Net Loans                                    194,279       9,174    9.50%       161,273      7,975      9.97%
                                           --------------------------------   ---------------------------------
Loans Held for Sale                               192           7    7.33%        10,498        367      7.05%
                                           --------------------------------   ---------------------------------
 TOTAL EARNING ASSETS                        $273,364     $11,458    8.43%      $251,354    $10,456      8.39%
                                           --------------------------------------------------------------------
 Cash Due from Banks                           10,991                             10,030
 All Other Assets                              13,119                             11,003
                                           -----------                        -----------
TOTAL ASSETS                                 $294,404                           $269,525
                                           -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                 $33,718                            $28,106
   Interest bearing - DDA                      41,449         370    1.80%        42,649        367      1.74%
   Savings Deposits                            67,848       1,161    3.44%        64,122        878      2.76%
   Time CD's $100,000 and Over                 32,586         964    5.95%        24,818        653      5.31%
   Other Time CD's                             75,180       1,999    5.35%        74,764      1,929      5.20%
                                           --------------------------------   ---------------------------------
 Total Deposits                               250,781       4,494    3.60%       234,459      3,827      3.29%
 Other Borrowings                               9,517         314    6.63%         1,839         64      7.02%
                                           --------------------------------   ---------------------------------
  INTEREST BEARING LIABILITIES               $226,580      $4,808    4.27%      $208,192     $3,891      3.77%
                                           --------------------------------------------------------------------
 All Other Liabilities                          1,368                              2,078
 Shareholders Equity                           32,738                             31,149
                                           -----------                        -----------
 TOTAL LIABILITIES and S/H EQUITY            $294,404                           $269,525
                                           -----------            ---------   -----------           -----------
Net Interest Rate Spread                                             4.16%                               4.62%
Impact of Non-Int Bearing Funds on Margin                            0.73%                               0.65%
                                                                  ---------                         -----------
Net Interest Income/Margin                                 $6,650    4.89%                   $6,565      5.27%
                                                      =====================              ======================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary bank's methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 2000, the ALL was $3,257,000, or 1.62% of total loans, including those loans held for sale. This compares with $2,920,000, or 1.67%, at June 30, 1999. The decrease in the ALL percentage of total loans is a result of the increase in loan balances.

The provision for loan losses was $201,000 and $370,000 for the three and six months, respectively, ended June 30, 2000 and $130,000 and $325,000 for the same periods in 1999. The primary reason for increasing the provision in 2000 was to increase the allowance for loan losses because of the increase in loan balances and the increase in non-accrual loans.

Table 5             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                              Three Months Ended       Six Months Ended
(000's omitted)                                    June 30,                June 30,
                                               2000        1999        2000        1999
                                           ----------------------------------------------
Balance at Beginning of Period                $3,046      $2,850      $2,961      $2,783
                                           ----------------------------------------------
Charge-Offs:
  Domestic:
    Commercial, Financial and Agriculture          0           0          (9)        (72)
    Real Estate-Mortgage                           0           0           0          (2)
    Installment Loans to Individuals             (77)        (83)       (176)       (171)
    Lease Financing                                0           0           0           0
                                           ----------------------------------------------
      Total Charge-Offs                          (77)        (83)       (185)       (245)
                                           ----------------------------------------------

Recoveries:
  Domestic:
    Commercial, Financial and Agriculture         70           4          71          10
    Real Estate-Mortgage                           0           0           0           0
    Installment Loans to Individuals              17          19          40          47
    Lease Financing                                0           0           0           0
                                           ----------------------------------------------
      Total Recoveries                            87          23         111          57
                                           ----------------------------------------------
Net Charge-Offs                                   10         (60)        (74)       (188)
                                           ----------------------------------------------
Provision                                        201         130         370         325
                                           ----------------------------------------------
Balance at End of Period                      $3,257      $2,920      $3,257      $2,920
                                           ==============================================

Ratio of Net Charge-Offs During the Period     0.00%       0.14%       0.04%       0.22%
                                           ==============================================


NON-INTEREST INCOME

TABLE 6

                                                       Three Months Ended       Six Months Ended
Analysis of Non-Interest Income                             June 30,                June 30,
-------------------------------------------------------------------------------------------------
(000's omitted)
                                                        2000        1999        2000        1999
-------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                     $486        $499        $953        $975
Gain on Sale of Mortgages                                $52         $31         $65         $83
Mortgage Servicing Fees                                  $63         $72        $128        $148
Fiduciary Income                                        $159        $144        $321        $299
Other Operating Income                                  $293        $254        $537        $495
Investment Gains                                          $0          $0          $0         $26
                                                 ------------------------------------------------
  Total Non-Interest Income                           $1,053      $1,000      $2,004      $2,026
                                                 ================================================

Non-interest income increased in the three months ended June 30, 2000 as compared to the same period in 1999 due to increases in other operating income and the gain on sale of mortgages. For the six months ended June 30, 2000 comparing to the same period in 1999 non-interest income decreased. This decline is primarily attributable to a decrease in service charges on deposit accounts and investment security gains. Overall non-interest income was $1,053,000 and $2,004,000 in the three and six months, respectively, ended June 30, 2000 compared to $1,000,000 and $2,026,000 for the same periods in 1999. Table 6 provides a more detailed breakdown of the components of non-interest income and the following discussion provides a detailed analysis of the changes from each period.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $486,000 in the three months ended June 30, 2000 and $953,000 in the six months ended June 30, 2000 compared to $499,000 and $975,000, respectively, for the same periods of 1999. These represent decreases of 2.6% and 2.3%, respectively. An increase in average balances maintained in savings accounts, offsetting service charges is the primary reason for the declines in 2000.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $52,000 in the quarter ended June 30, 2000 and $31,000 in the same period in 1999. These gains were $65,000 in the six months ended June 30, 2000 and $83,000 in the same period of 1999. The increase in the quarter ended June 30, 2000 compared to 1999 is attributable to an increase in per loan profit margin on sold loans. Profit margins per loan increased because the Corporation began to sell loans in the secondary market with servicing released. For the six months end June 30, 2000, gains on sale of mortgage loans declined due to a reduction in the volume of loans sold during the period.

Mortgage servicing fees were $63,000 and $128,000 for the three and six months ended June 30, 2000, respectively compared to $72,000 and $148,000 for the same periods, respectively, in 1999. The declines are attributable to lower serviced loan balances in 2000 due to payoffs throughout 1999 and the first half of 2000 and the Corporation's retention of certain new mortgages as opposed to selling those loans and recognizing servicing fees.

Fiduciary income increased $15,000 in the three months ended June 30, 2000 and increased $22,000 in the six months ended June 30, 2000 comparing to the same time periods in the prior year. These 10.4% and 7.4%, respectively, increases in fees is attributed to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other operating income was $293,000 for the three months ended June 30, 2000 and $254,000 for the same period in 1999. This is a increase of 15.4% compared to the same time period in 1999. For the six months ended June 30, 2000 other income was $537,000 compared to $495,000 to the same period in 1999. This is an increase of 8.5%. These increases occurred primarily because of an increase in fees paid to one subsidiary for support services.

Gains on the sale of investments were $26,000 in the first half of 1999. These gains occurred from sales of investments which had lower yield potential and longer maturities in connection with forecasts relating to yield curve movements and the expected impact on market rates. Proceeds from these transactions are being used to invest in other securities with stronger yields within certain maturity horizons. During the first half of 2000 there were no sales transactions of investment securities.

Non-Interest Expense

TABLE 7

                                                       Three Months Ended       Six Months Ended
Analysis of Non-Interest Expense                            June 30,                June 30,
-------------------------------------------------------------------------------------------------
(000's omitted)
                                                        2000        1999        2000        1999
-------------------------------------------------------------------------------------------------
Salaries and  Benefits                                $1,486      $1,421      $2,941      $2,749
Equipment                                               $408        $342        $781        $683
Net Occupancy                                           $196        $190        $398        $383
FDIC Assessment                                          $13          $7         $25         $14
Office Supplies                                          $87         $68        $161        $133
Loan & Collection Expense                                $85        $103        $206        $163
Advertising                                              $71        $108        $126        $160
Other Operating Expense                                 $730        $651      $1,320      $1,280
                                                 ------------------------------------------------
  Total Non-Interest Expense                          $3,076      $2,890      $5,958      $5,565
                                                 ================================================

Total non-interest expense was $3,076,000 in the three months ended June 30, 2000 compared with $2,890,000 in the same period of 1999. This is an increase of 6.4%. For the six months ended June 30, 2000 non-interest expenses were $5,958,000 compared to $5,565,000 in the same time period of 1999, an increase of 7.1%. These increases occurred due to increases in salaries and benefits, equipment, and other operating expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,486,000 in the quarter ended June 30, 2000, compared with $1,421,000, or an increase of 4.6%, for the same time period in 1999. These costs were $2,941,000 in the six months ended June 30, 2000, and $2,749,000, or an increase of 7.0%, for the same time period in 1999. Increased costs are primarily a result of a change in the mix of full time and part time employees, normal annual salary increases, and an increase in payroll taxes.

During the three months ended June 30, 2000 equipment expenses were $408,000 compared to $342,000 for the same period in 1999, an increase of 19.3%. For the six months ended June 30, 2000 these expenses were $781,000 compared to $683,000 for the same time period in 1999, a increase of 14.3%. These increases in expense are attributable to an increase in equipment depreciation. Depreciation increased due to new equipment purchases including a new mainframe computer system.

Occupancy expenses increased in both the three and six months ended June 30, 2000 comparing to the same periods in 1999. These expenses were $196,000 and $398,000 in the three and six months ended June 30, 2000, respectively, and $190,000 and $383,000 in the same periods, respectively, in 1999. This is a 3.2% increase in the three months ended June 30, 2000 compared to the same period in 1999, and a 3.9% increase in the six months ended June 30, 2000 compared to the same period in 1999. These modest increases are attributable to increases in facility repairs and maintenance contracts expenses.

As indicated in Table 7, during the three and six months ended June 30, 2000 office supplies expense increased to $87,000 and $161,000, respectively, comparing to the same periods in 1999. These increases are attributable to volume increases of regular office supplies and preprinted forms including creating the initial supply of office products for the De Novo Bank.

Loan and collection expenses decreased $18,000 to $85,000 in the three months ended June 30, 2000 an increase of 17.5% comparing to $103,000 for the same time period in 1999. This decrease is attributable to a decrease in dealer service fees paid in connection with indirect auto lending in the second quarter of 2000. For the six months ended June 30, 2000, loan and collection expenses were $206,000 compared to $163,000 for the same time period in 1999. This $43,000 decrease, or 26.4%, is attributable to an increase in dealer service fees paid in connection with indirect auto lending in the first quarter of 2000.

Advertising expenses were $71,000 and $126,000 for the three and six months ended June 30, 2000, respectively, compared to $108,000 and $160,000 for the same periods in 1999, respectively. This is an decrease of 34.3% for the three months ended June 30, 2000 comparing to the same period in 1999, and a decrease of 27.0% for the six months ended June 30, 2000 comparing to the same period in 1999. These decreases are attributable to an effort to control costs in shareholder communications, promotional activities, advertising expenses, and expenses connected with our senior citizens programs.

Other operating expenses were $1,320,000 in the six months ended June 30, 2000 compared to $1,280,000 in the same time period in 1999, an increase of 3.1%. These expenses increased comparing the two periods primarily because of increases in fees paid for professional and support services. Professional fees in 2000 have included expenses to create and open the De Novo Bank subsidiary.

NONPERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 8 displays the levels of these assets at June 30, 2000 and 1999.

Non-performing assets increased modestly at June 30, 2000 compared to June 30, 1999. This increase is attributable to an increase in non-accrual loans. Non-accrual loans increased due to one commercial account relationship. Agreements are in process that require specific action plans, collateral pledges, and related performance expectations for this relationship. The relationship will be closely monitored. While the non-accrual loan increase is of concern, overall asset quality remains strong.

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

Table 8
Non-Performing Assets and Past Due Loans

                                                                     June 30,
                                                                 2000            1999
                                                          ------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                                    $172,000       $264,000
  Non-Accrual Loans                                            1,058,000        359,000
  Renegotiated Loans                                                   0          6,000
                                                          ------------------------------
    Total Non-Performing Loans                                 1,230,000        629,000
                                                          ------------------------------
Other Non-Performing Assets:
  Other Real Estate                                               89,000        172,000
  REO in Redemption                                                    0        182,000
  Other Non-Performing  Assets                                    24,000          4,000
                                                          ------------------------------
    Total Other Non-Performing Assets                            113,000        358,000
                                                          ------------------------------
Total Non-Performing Assets                                   $1,343,000       $987,000
                                                          ==============================
Non-Performing Loans as a % of Total Loans                         0.61%          0.36%
Non-Performing Assets as a % of
  Total Loans and Other Real Estate                                0.67%          0.56%
Allowance for Loan Losses as a % of Non-Performing Loans         264.80%        464.23%
Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets                                249.14%        331.71%
Accruing Loans Past Due 90 Days or More to Loans                   0.09%          0.15%
Non-performing Assets as a % of  Total Assets                      0.44%          0.36%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first six months of 2000 and 1999. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of June 30, 2000 federal funds sold represented 4.1% of total assets. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities have increased in 2000 due to a increase in deposits and borrowings. Comparatively, in the first six months of 1999, cash flows from financing activities decreased because of a decrease in time deposit balances. Cash flows from investing activities were $9,668,000 during the first six months of 2000 and an inflow of $1,440,000 in the same period of 1999. The primary reason for the increase in investing activities in 2000 was growth of loan balances. In 1999 there was an inflow because investment maturities exceeded new investment purchases and growth of loan balances.

CAPITAL MANAGEMENT

Total shareholders' equity rose 6.8% to $32,918,000 at June 30, 2000 compared with $30,815,000 at June 30, 1999. The Company's equity to asset ratio was 10.8% at June 30, 2000 and 11.3% at June 30, 1999. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first half of 2000, the Corporation increased its cash dividends per share by 10.5% to $.42 per share compared with $.38 in the first half of 1999. These per share amounts have been adjusted for the stock dividend in 2000.

As indicated on the balance sheet on page 4, at June 30, 2000 the Company had an unrealized loss on securities available for sale (AFS) of $1,277,000 compared to an unrealized loss at June 30, 1999 of $689,000 reflected as accumulated other comprehensive losses. The increase in unrealized loss is attributable to market interest rates and the interest rate structures on those securities held in the AFS portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to meet certain levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into two levels, Tier I capital (essentially total common stockholders' equity less goodwill) and Tier II capital (essentially the reserve for loan losses limited to 1.25% of gross risk-weighted assets). These ratios are based on the degree of credit risk in the Corporation's assets. All assets and off-balance sheet items such as out-standing loan commitments are assigned risk factors to create an overall risk weighted asset total. Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 8, at June 30, 1999 and 2000, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company.

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

Table 9

-----------------------------------------------------------------------------------------
Capital Ratios           Regulatory
                        Minimum For
                           "Well          June 30,       December 31,       June 30,
                      Capitalization"       2000            1999             1999
-----------------------------------------------------------------------------------------
Risk Based Capital:
  Total Capital                  10%       15.10%          14.55%           14.84%
  Tier 1                          6%       13.85%          13.30%           13.59%
  Tier 1 Leverage                 5%       12.66%          12.03%           10.81%


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

Table 10 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of June 30, 2000, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

 Table 10                                                           GAP ANALYSIS JUNE 30, 2000
(000's Omitted)                                       Within      Three       One to      After
                                                      Three       Months-     Five        Five
                                                      Months      One Year    Years       Years       Total
Earning Assets:
  Interest Bearing Bank Deposits                          $0          $0          $0          $0           0
  Federal Funds Sold                                  12,600           0           0           0      12,600
  Investment Securities                                3,774         557      31,951      29,572      65,854
  Loans                                               72,881       6,616      80,295      41,482     201,274
  Loans Held for Sale                                    204           0           0           0         204
                                                 ------------------------------------------------------------
    Total Earning Assets                             $89,459      $7,173    $112,246     $71,054    $279,932
                                                 ============================================================
Interest Bearing Liabilities:
  Interest Bearing Demand Deposits                   $40,280          $0          $0          $0     $40,280
  Savings Deposits                                    23,685           0           0      46,628      70,313
  Time Deposits Less than $100,000                    13,414      36,508      23,845          64      73,831
  Time Deposits Greater than $100,000                 16,937      13,273       3,162           0      33,372
  Federal Funds Purchased                             13,300           0           0           0      13,300
  Other Borrowings                                     1,500           0          40       1,124       2,664
                                                 ------------------------------------------------------------
    Total Interest Bearing Liabilities              $109,116     $49,781     $27,047     $47,816    $233,760
                                                 ============================================================
Interest Rate Sensitivity GAP                       ($19,657)   ($42,608)    $85,199     $23,238     $46,172
Cumulative Interest Rate
  Sensitivity GAP                                   ($19,657)   ($62,265)    $22,934     $46,172
Interest Rate Sensitivity GAP                          -0.82       -0.14        4.15        1.49
Cumulative Interest Rate
  Sensitivity GAP Ratio                                -0.82       -0.61        1.12        1.20

As indicated in Table 10, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly reduce net interest income.

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

b.  Report on Form 8-k
    No reports on Form 8-k were filed for the quarter ended June 30, 2000.

                              FENTURA BANCORP, INC.
                        2000 Quarterly Report on Form 10Q
                                  EXHIBIT INDEX

Exhibit
   No.                                 Exhibit                                    Location
-------   --------------------------------------------------------------------   ------------
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


                                     FENTURA BANCORP, INC.




Date  August 10, 2000                By  /s/  Donald L. Grill
      ---------------                    --------------------
                                              Donald L. Grill
                                              Director
                                              President & CEO


Date  August 10, 2000                By  /s/  Ronald L. Justice
      ---------------                    ----------------------
                                              Ronald L. Justice
                                              Vice President (Authorized Signer)
                                              Chief Financial Officer
                                              Cashier

                                 Exhibit Index


Exhibit No.                     Description

    27                          Financial Data Schedule