Form 10-Q
period 2000-09-30
FENTURA BANCORP INC
filed 2000-11-13
CIK 919865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                               ------------------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: NOVEMBER 08, 2000


CLASS - COMMON STOCK                 SHARES OUTSTANDING - 1,717,549

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

                         PART I - FINANCIAL INFORMATION



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  FENTURA BANCORP, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                                       SEPT 30,        DEC 31,
(000's omitted Except Per Share Data)                                    2000            1999

---------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                         $          13,421         12,714
  Federal funds sold                                                         12,150            900
                                                                    -------------------------------
    Total Cash & Cash Equivalents                                            25,571         13,614

  Interest bearing deposits with banks                                            0              0

  Investment securities-held to maturity,
    at cost (market value of $13,069, at
    Sept. 2000 and $11,695 at Dec. 1999)                                     13,083         13,922
  Investment securities-avail for sale,
    at market                                                                52,912         53,964
                                                                    -------------------------------
      Total investment securities                                            65,995         67,886

  Loans:
    Commercial                                                               91,637         92,359
    Tax exempt development loans                                                636            537
    Real estate loans - mortgage                                             10,325         10,673
    Real estate loans - construction                                         21,357         12,481
    Consumer loans                                                           68,517         64,280
                                                                    -------------------------------
  Total loans                                                               192,472        180,330
  Less: Reserve for loan losses                                             (3,308)        (2,961)
                                                                    -------------------------------
  Net loans                                                                 189,164        177,369

  Loans held for sale                                                        10,707         10,916

  Bank premises and equipment                                                 5,657          5,200
  Accrued interest receivable                                                 2,128          1,687
  Other assets                                                                5,720          6,949
                                                                    -------------------------------
    Total assets                                                  $         304,942        283,621
                                                                    ===============================

LIABILITIES
  Deposits:
    Non-interest bearing deposits                                 $          41,088         31,524
    Interest bearing deposits                                               213,973        215,527
                                                                    -------------------------------
      Total deposits                                                        255,061        247,051

  Federal funds purchased                                                    11,150              0
  Other Borrowings                                                            2,322          2,529
  Accrued Taxes, Interest and
    other liabilities                                                         2,269          2,176
                                                                    -------------------------------
      Total liabilities                                                     270,802        251,756
                                                                    -------------------------------
STOCKHOLDERS' EQUITY

  Common stock - $2.5 par value
   1,717,549 shares issued (1,422,045 in                                      4,293          3,555
   December 1999)
  Surplus                                                                    25,914         18,317
  Retained Earnings                                                           4,741         11,078
  Accumulated other comprehensive income (loss)                               (808)        (1,085)
                                                                    -------------------------------
    Total stockholder's equity                                               34,140         31,865
                                                                    -------------------------------
      Total liabilities and
      stockholder's equity                                        $         304,942        283,621
                                                                    ===============================


See notes to consolidated financial statements.

Fentura Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER  30,                  SEPTEMBER 30,
                                                                2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                        $          4,813          4,186          13,994         12,528
  Interest and dividends on
   investment securities:
    Taxable                                                      813            847           2,482          2,335
    Tax-exempt                                                   160            144             496            413
  Interest on deposits with banks                                  0              0               0              0
  Interest on federal funds sold                                 181             99             453            456
                                                      -------------------------------------------------------------
       Total interest income                                   5,967          5,276          17,425         15,732

  INTEREST EXPENSE
    Deposits                                                   2,342          1,933           6,836          5,760
    Short-term borrowings                                        217             34             531             98
                                                      -------------------------------------------------------------
       Total interest expense                                  2,559          1,967           7,367          5,858

  NET INTEREST INCOME                                          3,408          3,309          10,058          9,874
  Provision for loan losses                                      153            165             523            490
                                                      -------------------------------------------------------------
    Net interest income after
     Provision for loan losses                                 3,255          3,144           9,535          9,384

  NON-INTEREST INCOME
    Service charges on deposit accounts                          484            495           1,437          1,470
    Fiduciary income                                             206            154             527            453
    Other operating income                                       404            436           1,134          1,162
    Investment gains                                               0            (2)               0             24
                                                      -------------------------------------------------------------
      Total non-interest income                                1,094          1,083           3,098          3,109

  NON-INTEREST EXPENSE
    Salaries and benefits                                      1,472          1,363           4,413          4,112
    Occupancy of bank premises                                   199            203             597            586
    Equipment expense                                            377            372           1,158          1,055
    Other operating expenses                                     844            826           2,682          2,576
                                                      -------------------------------------------------------------
      Total non-interest expense                               2,892          2,764           8,850          8,329

  NET INCOME BEFORE TAXES                                      1,457          1,463           3,783          4,164
  Applicable income taxes                                        437            447           1,060          1,282
                                                      -------------------------------------------------------------
  NET INCOME                                        $          1,020          1,016           2,723          2,882
                                                      =============================================================
  Per share:
  Net income - basic                                $           0.59           0.60            1.59           1.70
  Net income - diluted                              $           0.59           0.60            1.58           1.70
  Dividends                                         $           0.21           0.19            0.63           0.58
  Average number of common
    shares outstanding                                     1,714,456      1,700,875       1,711,226      1,696,960





See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                          NINE MONTHS                 NINE MONTHS
                                                             ENDED                       ENDED
-------------------------------------------------------------------------------------------------------
                                                            SEPT 30,                    SEPT 30,
                                        (000's omitted)       2000                        1999
-------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                                        3,555                      3,521
    Stock repurchase                                                    (1)                          0
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment program                                      26                         26
    Impact of 20% stock dividend                                        713                          0
                                                            ----------------            ---------------
  Balance, end of period                                              4,293                      3,547

SURPLUS
  Balance, beginning of period                                       18,317                     17,644
    Issuance of shares under
      director stock purchase plan,
      stock purchase plan, and
      dividend reinvestment program                                     330                        528
    Impact of 20% stock dividend                                      7,267                          0
                                                            ----------------            ---------------
  Balance, end of period                                             25,914                     18,172

RETAINED EARNINGS
  Balance, beginning of period                                       11,078                      8,664
    Net income                                                        2,723                      2,882
    Cash dividends declared                                         (1,075)                      (976)
    Impact of 20% stock dividend                                    (7,980)                          0
    Stock repurchase                                                    (5)                          0
                                                            ----------------            ---------------
  Balance, end of period                                              4,741                     10,570

UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE
  Balance, beginning of period                                      (1,085)                        193
    Change in unrealized gain (loss)
    on securities, net of tax                                           277                      (917)
                                                            ----------------            ---------------
  Balance, end of period                                              (808)                      (724)
                                                            ----------------            ---------------
TOTAL SHAREHOLDERS' EQUITY                              $            34,140         $           31,565
                                                            ================            ===============



See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
----------------------------------------------------------------------------------------
(000'S omitted,
 Except Per Share Data)                                                2000        1999
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                         $2,723      $2,882
 Adjustments to reconcile net income to cash
    Provided by Operating Activities:
      Depreciation and amortization                                     692         636
      Provision for loan losses                                         523         490
      Amortization (accretion) on securities                           (27)        (24)
      Loans originated for sale                                     (6,472)     (6,694)
      Loans sold                                                      6,681       6,663
      Gain on investment securities                                       0        (26)
      Decrease (increase) in interest receivable                      (441)       (207)
      Decrease (increase) in other assets                             1,059     (1,448)
      Increase (decrease) in accrued taxes,
        interest, and other liabilities                                  93       (658)
                                                                ------------------------
Total Adjustments                                                     2,108     (1,268)
                                                                ------------------------
Net Cash Provided By (Used In) Operating Activities                   4,831       1,614
                                                                ------------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                               0           0
  Proceeds from maturities of investment activities - HTM             3,503         355
  Proceeds from maturities of investment activities - AFS             2,299      55,073
  Proceeds from sales of investment activities - AFS                      0      12,321
  Purchases of investment securities - HTM                          (3,000)     (3,100)
  Purchases of investment securities - AFS                            (500)    (53,653)
  Net (increase) in customer loans                                 (12,255)    (11,289)
  Net capital expenditures                                          (1,149)     (1,438)
                                                                ------------------------
Net Cash Used in Investing Activities                              (11,102)     (1,731)

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                         2,680         736
  Net increase (decrease) in Time deposits                            5,330       (602)
  Net increase (decrease) in borrowing's                             10,943       1,448
  Net proceeds from stock issuance and purchases                        350         554
  Cash dividends                                                    (1,075)       (976)
                                                                ------------------------
Net Cash Provided By (Used In) Financing Activities                  18,228       1,160

NET INCREASE IN CASH AND CASH EQUIVALENTS                           $11,957      $1,043

CASH AND CASH EQUIVALENTS - BEGINNING                               $13,614     $18,158
CASH AND CASH EQUIVALENTS - ENDING                                  $25,571     $19,201
                                                                ========================

CASH PAID FOR:
  INTEREST                                                           $6,598      $6,244
  INCOME TAXES                                                       $1,102      $1,575

See notes to consolidated financial statements.

FENTURA BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                    NINE MONTHS ENDED
(000's Omitted)                                                       SEPTEMBER 30,
                                                                       2000          1999
                                                              ----------------------------
Net Income                                                           $2,723        $2,882
Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during period                                                      $277        ($893)
  Less: reclassification adjustment for                                  $0
    gains included in net income                                         $0           $24
                                                              ----------------------------
  Total Other comprehensive income                                     $277        ($917)
                                                              ----------------------------
Comprehensive income                                                 $3,000        $1,965
                                                              ============================


FENTURA BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note 2.  Reclassifications
         On April 26, 2000 the Corporation declared a 20% stock dividend payable on May 26, 2000, to the stockholders of record as of April 26, 2000. Accordingly, the per share amounts for September 30, 1999 and September 30, 2000, have been retroactively adjusted to reflect the effect of the dividend.


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This item provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Bancorp, Inc. (the Corporation), together with its operating subsidiaries, The State Bank and Davison State Bank (the Banks), for the three and nine months ended September 30, 2000 and 1999. The supplemental financial data included throughout should be read in conjunction with the primary financial statements presented on pages 3 through 8. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Table 1
Selected Financial Data

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
$ in thousands except per share data
  and ratios                                                         2000             1999
---------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Earnings:
  Interest Income                                                   $17,425          $15,732
  Interest Expense                                                    7,367            5,858
                                                           ----------------------------------
  Net Interest Income                                                10,058            9,874
  Provision for Possible Credit Losses                                  523              490
                                                           ----------------------------------
  Net Interest Income after Provision                                 9,535            9,384
  Total Other Operating Income                                        3,098            3,109
  Total Other Operating Expense                                       8,850            8,329
                                                           ----------------------------------
  Income Before Income Taxes                                          3,783            4,164
  Provision for Income Taxes                                          1,060            1,282
                                                           ----------------------------------
  Net Income                                                         $2,723           $2,882
                                                           ==================================
  Net Income Per Share - Basic                                        $1.59            $1.70
  Net Income Per Share - Diluted                                      $1.58            $1.70
Summary of Consolidated Statements of Financial Condition:
  Assets                                                           $304,942         $277,514
  Securities                                                         65,995           65,621
  Loans (including loans held for sale)                             203,179          183,503
  Deposits                                                          255,061          241,239
  Stockholders' Equity                                               34,140           31,565
Other Financial and Statistical Data:
  Tier 1 Capital to Risk Weighted Assets                             14.46%           13.22%
  Total Capital to Risk Weighted Assets                              15.71%           14.18%
  Tier 1 Capital to Average Assets                                   11.97%           11.04%
  Total Cash Dividends                                               $1,075             $976
  Book Value Per Share                                               $19.88           $18.54
  Cash Dividends Paid Per Share                                       $0.63            $0.58
  Period End Market Price Per Share                                  $24.63           $38.88
  Dividend Pay-out Ratio                                             39.48%           33.87%
  Return on Average Stockholders' Equity                             10.97%           12.27%
  Return on Average Assets                                            1.22%            1.42%
  Net Interest Margin (FTE)                                           5.02%            5.36%
  Total Equity to Assets at Year End                                 11.20%           11.37%
---------------------------------------------------------------------------------------------

Results of Operations

Table 1 summarizes selected financial data for the nine months ended September 30, 2000 and 1999. As indicated earnings for the nine months ended September 30, 2000 were $2,723,000 compared to $2,882,000 for the same period in 1999. Earnings decreased as a result of increased operating expenses. Despite this earnings decline, core banking activities and new opportunities in our current and surrounding markets remain strong and accordingly, management believes overall performance will remain strong throughout 2000.

The banking industry uses standard performance indicators to help evaluate an institution's performance. Return on average assets is one of these indicators. For the nine months ended September 30, 2000 the Corporation's return on average assets was 1.22% compared to 1.42% for the same period in 1999. Total assets increased approximately $27,428,000 from September 30, 1999 to $304,942,000 at September 30, 2000. Stockholders' Equity increased approximately $2,575,000 from September 30, 1999 to $34,140,000 at September 30, 2000. The increase in equity will allow the Corporation to continue its growth strategy. Net income per share-basic was $1.59 in the first nine months of 2000 compared to $1.70 for the same period in 1999.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2000 and 1999 are summarized in Tables 3 and 4, respectively. The effects of changes in average interest rates and average balances are detailed in Table 2 below.





TABLE 2                  CHANGES IN NET INTEREST INCOME
                        DUE TO CHANGES IN AVERAGE VOLUME
                               AND INTEREST RATES

                                                     THREE MONTHS ENDED SEPT. 30          NINE MONTHS ENDED SEPT. 30
                                                        2000 COMPARED TO 1999                2000 COMPARED TO 1999
                                                         INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                              DUE TO:                                DUE TO:
                                                -------------------------------------------------------------------------
                                                               YIELD/                                 YIELD/
(000'S OMITTED)                                        VOL       RATE      TOTAL              VOL       RATE       TOTAL
-------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS IN BANKS                       0          0          0                0          0           0
TAXABLE SECURITIES                                    (58)         24       (34)                3        144         147
TAX-EXEMPT SECURITIES                                   20        (4)         16               99       (16)          83
FEDERAL FUNDS SOLD                                      46         36         82            (106)        103         (3)

TOTAL LOANS                                            581         43        624            1,687      (240)       1,447
LOANS HELD FOR SALE                                      3          0          3               15          4          19
                                                -------------------------------------------------------------------------

    TOTAL EARNING ASSETS                               592         99        691            1,698        (5)       1,693


INTEREST BEARING DEMAND DEPOSITS                       (6)         22         16               14          5          19
SAVINGS DEPOSITS                                         1         79         80               51        312         363
TIME CD'S $100,000 AND OVER                            137         84        221              345        187         532
OTHER TIME DEPOSITS                                      6         86         92                3        159         162
OTHER BORROWINGS                                       199       (16)        183              465       (32)         433
                                                -------------------------------------------------------------------------

    TOTAL INTEREST BEARING LIABILITIES                 337        255        592              878        631       1,509
                                                -------------------------------------------------------------------------

         NET INTEREST INCOME                          $255     ($156)        $99             $820     ($636)        $184
                                                =========================================================================

As indicated in Table 2, during the nine months ended September 30 2000, net interest income increased over the same period in 1999 principally due to loan growth and an increase in the yield on earning assets as market interest rates increased. During the three months ended September 30, 2000, net interest income increased over the same time period in 1999 because of loan growth and an increase in the yield on earning assets as market interest rates increased.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended September 30, 2000 and 1999 are shown in Table 3. Net interest income for the three months ended September 30, 2000 was $3,408,000 an increase of $99,000 over the same period in 1999. This represents an increase of 3.0%. The primary factors contributing to the net interest income increase is an increase in loans. The Corporation experienced an increase in federal funds purchased due to the impact on the individual subsidiaries after the spin off transaction, and this also caused an increase in interest expense. Interest expense also increased because of greater competition and increases in market interest rates.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the nine months ended September 30, 2000 and 1999 are shown in Table 4. Net interest income for the nine months ended September 30, 2000 was $10,058,000 an increase of $184,000 over the same period in 1999. This represents an increase of 1.9%. The primary factor contributing to the net interest income increase is an increase in interest income recognized from growth in loans and investment securities.

Management expects a continued strong local economy throughout 2000 and because of this believes loan demand will remain strong. Accordingly, the Corporation will aggressively seek out new loan opportunities while continuing to maintain sound credit quality. Management also believes that continued loan growth will increase net interest income in 2000.

As indicated in Table 3 and 4, for the three and nine months ended September 30, 2000, the Corporation's net interest margin (without consideration of full tax equivalency) was 4.86% and 4.88% compared with 5.20% and 5.24%, respectively for the same periods in 1999. These declines are attributable to an increase in the overall cost of funds within deposits. The Corporation's cost of funds increased along with increases in market interest rates.

Average earning assets increased 8.8% or approximately $23,363,000 comparing the first nine months of 2000 to the same time period in 1999. Loans, the highest yielding component of earning assets, represented 68.4% on average earning assets in the nine months ended September 30, 2000 compared to 65.5% for the same time period in 1999. Average interest bearing liabilities increased 9.1% or $18,995,000 comparing the first nine months of 2000 compared to the same time period in 1999. Non-interest bearing deposits amounted to 12.6% of average earning assets in the first nine months of 2000 compared with 11.5% in the same time period on 1999.

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

TABLE 3                                                       AVERAGE BALANCES AND RATES
                                                            THREE MONTHS ENDED SEPTEMBER 30
(DOLLARS IN THOUSANDS)                                   2000                               1999
                                           --------------------------------   --------------------------------
ASSETS                                      AVG BAL     INC/EXP    YIELD       AVG BAL    INC/EXP     YIELD
                                           -------------------------------------------------------------------
 Interest bearing deposits in Banks                $0          $0    0.00%            $0         $0     0.00%
 Investment securities:
   U.S. Treasury and Government Agencies       50,410         797    6.29%        54,534        832     6.05%
   State and Political                         14,026         160    4.54%        12,269        144     4.66%
   Other                                        1,077          16    5.91%           822         15     7.24%
                                           --------------------------------   --------------------------------
   Total Investment Securities                 65,513         973    5.91%        67,625        991     5.81%
   Fed Funds Sold                              11,420         181    6.31%         7,755         99     5.06%
 Loans:
   Commercial                                 106,136       2,577    9.66%        90,714      2,184     9.55%
   Tax Free                                       492           7    5.66%           306          5     6.48%
   Real Estate-Mortgage                        15,363         390   10.10%        13,301        321     9.57%
   Consumer                                    69,186       1,650    9.49%        62,316      1,490     9.49%
                                           --------------------------------   --------------------------------
 Total loans                                  191,177       4,624    9.62%       166,637      4,000     9.52%
 Allowance for Loan Loss                      (3,283)                            (2,967)
 Net Loans                                    187,894       4,624    9.79%       163,670      4,000     9.70%
                                           --------------------------------   --------------------------------
Loans Held for Sale                            10,645         189    7.06%        10,496        186     7.03%
                                           --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                        $278,755      $5,967    8.52%      $252,513     $5,276     8.29%
                                           -------------------------------------------------------------------
 Cash Due from Banks                           11,589                              9,848
 All Other Assets                              13,784                             12,259
                                           -----------                        -----------
TOTAL ASSETS                                 $300,845                           $271,653
                                           -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                 $37,082                            $30,418
   Interest bearing - DDA                      40,264         188    1.86%        41,625        172     1.64%
   Savings Deposits                            66,689         574    3.42%        66,572        494     2.94%
   Time CD's $100,000 and Over                 32,639         522    6.36%        22,310        301     5.35%
   Other Time CD's                             74,405       1,058    5.66%        74,872        966     5.12%
                                           --------------------------------   --------------------------------
 Total Deposits                               251,079       2,342    3.71%       235,797      1,933     3.25%
 Other Borrowings                              13,587         217    6.35%         1,959         34     6.89%
                                           --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES               $227,584      $2,559    4.47%      $207,338     $1,967     3.76%
                                           -------------------------------------------------------------------
 All Other Liabilities                          2,433                              2,240
 Shareholders Equity                           33,746                             31,657
                                           -----------                        -----------
 TOTAL LIABILITIES AND S/H EQUITY            $300,845                           $271,653
                                           -----------            ---------   -----------           ----------
Net Interest Rate Spread                                             4.04%                              4.53%
Impact of Non-Int. Bearing Funds on Margin
                                                                      .82%                               .67%
Net Interest Income/Margin                                 $3,408    4.86%                   $3,309     5.20%
                                                      =====================              =====================

TABLE 4                                                       AVERAGE BALANCES AND RATES
                                                             NINE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                   2000                               1999
                                           --------------------------------   ---------------------------------
ASSETS                                      AVG BAL     INC/EXP    YIELD       AVG BAL    INC/EXP     YIELD
 Interest bearing deposits in Banks                $0          $0    0.00%            $0         $0      0.00%
 Investment securities:
   U.S. Treasury and Government Agencies       50,868       2,435    6.39%        50,604      2,289      6.05%
   State and Political                         14,395         496    4.60%        11,625        413      4.75%
   Other                                        1,077          47    5.83%         1,284         46      4.79%
                                           --------------------------------   ---------------------------------
   Total Investment Securities                 66,340       2,978    6.00%        63,513      2,748      5.78%
   Fed Funds Sold                               9,796         453    6.18%        12,760        456      4.78%
 Loans:
   Commercial                                 104,227       7,469    9.57%        88,436      6,477      9.79%
   Tax Free                                       543          23    5.66%           296         13      5.87%
   Real Estate-Mortgage                        15,159       1,131    9.97%        14,264      1,033      9.68%
   Consumer                                    68,227       4,799    9.40%        61,948      4,452      9.61%
                                           --------------------------------   ---------------------------------
 Total loans                                  188,156      13,422    9.53%       164,944     11,975      9.71%
 Allowance for Loan Loss                      (3,141)                            (2,897)
 Net Loans                                    185,015      13,422    9.69%       162,047     11,975      9.88%
                                           --------------------------------   ---------------------------------
Loans Held for Sale                            10,811         572    7.07%        10,523        553      7.03%
                                           --------------------------------   ---------------------------------
 TOTAL EARNING ASSETS                        $275,103     $17,425    8.46%      $251,740    $15,732      8.36%
                                           --------------------------------------------------------------------
 Cash Due from Banks                           11,191                              9,969
 All Other Assets                              13,288                             11,422
                                           -----------                        -----------
TOTAL ASSETS                                 $296,441                           $270,234
                                           -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                 $34,711                            $28,878
   Interest bearing - DDA                      41,007         558    1.82%        42,135        539      1.71%
   Savings Deposits                            67,506       1,735    3.43%        65,109      1,372      2.82%
   Time CD's $100,000 and Over                 32,696       1,486    6.07%        24,021        954      5.31%
   Other Time CD's                             74,829       3,057    5.46%        74,760      2,895      5.18%
                                           --------------------------------   ---------------------------------
 Total Deposits                               250,749       6,836    3.64%       234,903      5,760      3.28%
 Other Borrowings                              10,878         531    6.52%         1,896         98      6.91%
                                           --------------------------------   ---------------------------------
  INTEREST BEARING LIABILITIES               $226,916      $7,367    4.34%      $207,921     $5,858      3.77%
                                           --------------------------------------------------------------------
 All Other Liabilities                          1,717                              2,115
 Shareholders Equity                           33,097                             31,320
                                           -----------                        -----------
 TOTAL LIABILITIES and S/H EQUITY            $296,441                           $270,234
                                           -----------            ---------   -----------           -----------
Net Interest Rate Spread                                             4.12%                               4.59%
Impact of Non-Int. Bearing Funds on Margin
                                                                     0.76%                               0.66%
Net Interest Income/Margin                                $10,058    4.88%                   $9,874      5.24%
                                                      =====================              ======================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. Fentura's subsidiary bank's methodology in determining the adequacy of the ALL includes a review of individual loans and off-balance sheet arrangements, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 2000, the ALL was $3,308,000, or 1.63% of total loans, including those loans held for sale. This compares with $3,043,000, or 1.66%, at September 30, 1999. The decrease in the ALL percentage of total loans is a result of the increase in loan balances.

The provision for loan losses was $153,000 and $523,000 for the three and nine months, respectively, ended September 30, 2000 and $165,000 and $490,000 for the same periods in 1999. The primary reason for increasing the provision in 2000 was to increase the allowance for loan losses because of the increase in loan balances and the increase in non-accrual loans.

Table 5             ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                Three Months Ended     Nine Months Ended
(000's omitted)                                  September 30,             September 30,
                                                2000       1999       2000        1999
                                             ----------------------------------------------
Balance at Beginning of Period                   $3,257     $2,920      $2,961      $2,783
                                             ----------------------------------------------
Charge-Offs:
  Domestic:
    Commercial, Financial and Agriculture           (9)          0        (18)        (72)
    Real Estate-Mortgage                              0          0           0         (2)
    Installment Loans to Individuals              (157)       (58)       (333)       (229)
    Lease Financing                                   0          0           0           0
                                             ----------------------------------------------
      Total Charge-Offs                           (166)       (58)       (351)       (303)
                                             ----------------------------------------------

Recoveries:
  Domestic:
    Commercial, Financial and Agriculture            35          2         106          12
    Real Estate-Mortgage                              0          0           0           0
    Installment Loans to Individuals                 29         14          69          61
    Lease Financing                                   0          0           0           0
                                             ----------------------------------------------
      Total Recoveries                               64         16         175          73
                                             ----------------------------------------------
Net Charge-Offs                                   (102)       (42)       (176)       (230)
                                             ----------------------------------------------
Provision                                           153        165         523         490
                                             ----------------------------------------------
Balance at End of Period                         $3,308     $3,043      $3,308      $3,043
                                             ==============================================

Ratio of Net Charge-Offs During the Period        0.05%      0.09%       0.09%       0.17%
                                             ==============================================

NON-INTEREST INCOME

TABLE 6

                                                     Three Months Ended       Nine Months Ended
Analysis of Non-Interest Income                         September 30,            September 30,
-------------------------------------------------------------------------------------------------
(000's omitted)
                                                        2000        1999        2000       1999
-------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                     $484        $495      $1,437      $1,470
Gain on Sale of Mortgages                                $60         $10        $125         $93
Mortgage Servicing Fees                                  $62         $68        $190        $216
Fiduciary Income                                        $206        $154        $527        $453
Other Operating Income                                  $282        $358        $819        $853
Investment Gains                                          $0        ($2)          $0         $24
                                                 ------------------------------------------------
  Total Non-Interest Income                           $1,094      $1,083      $3,098      $3,109
                                                 ================================================

Non-interest income increased in the three months ended September 30, 2000 as compared to the same period in 1999 due to increases in the gain on sale of mortgages and an increase in fiduciary income. For the nine months ended September 30, 2000 comparing to the same period in 1999 non-interest income decreased. This decline is primarily attributable to a decrease in service charges on deposit accounts. Overall non-interest income was $1,094,000 and $3,098,000 in the three and nine months, respectively, ended September 30, 2000 compared to $1,083,000 and $3,109,000 for the same periods in 1999. Table 6 provides a more detailed breakdown of the components of non-interest income and the following discussion provides a detailed analysis of the changes from each period.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $484,000 in the three months ended September 30, 2000 and $1,437,000 in the nine months ended September 30, 2000 compared to $495,000 and $1,470,000, respectively, for the same periods of 1999. These represent decreases of 2.2% and 2.2%, respectively. An increase in average balances maintained in savings accounts, offsetting service charges is the primary reason for the declines in 2000.

Gains on the sale of mortgage loans originated by the bank and sold in the secondary market were $60,000 in the quarter ended September 30, 2000 and $10,000 in the same period in 1999. These gains were $125,000 in the nine months ended September 30, 2000 and $93,000 in the same period of 1999. The increases for the three and nine months ending September 30, 2000 compared to 1999 is attributable to an increase in per loan profit margin on sold loans. Profit margins per loan increased because the Corporation began to sell loans in the secondary market with servicing released.

Mortgage servicing fees were $62,000 and $190,000 for the three and nine months ended September 30, 2000, respectively compared to $68,000 and $216,000 for the same periods, respectively, in 1999. The declines are attributable to lower serviced loan balances in 2000 due to payoffs throughout 1999 and the first nine months of 2000 and the Corporation's retention of certain new mortgages as opposed to selling those loans and recognizing servicing fees.

Fiduciary income increased $52,000 in the three months ended September 30, 2000 and increased $74,000 in the nine months ended September 30, 2000 comparing to the same time periods in the prior year. These 33.8% and 16.3%, respectively, increases in fees are attributable to growth in the assets under management within the Corporation's Investment Trust Department.

Other operating income includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other operating income was $282,000 for the three months ended September 30, 2000 and $358,000 for the same period in 1999. This is a decrease of 21.2% compared to the same time period in 1999. For the nine months ended September 30, 2000 other income was $819,000 compared to $853,000 to the same period in 1999. This is an decrease of 4.0%. These decreases occurred primarily because of a decrease in ATM income.

Gains on the sale of investments were $24,000 in the first nine months of 1999. These gains occurred from sales of investments which had lower yield potential and longer maturities in connection with forecasts relating to yield curve movements and the expected impact on market rates. Proceeds from these transactions are being used to invest in other securities with stronger yields within certain maturity horizons. During the first nine months of 2000 there were no sales transactions of investment securities.

Non-Interest Expense

TABLE 7

                                                    Three Months Ended        Nine Months Ended
Analysis of Non-Interest Expense                       September 30,             September 30,
-------------------------------------------------------------------------------------------------
(000's omitted)
                                                        2000        1999        2000        1999
-------------------------------------------------------------------------------------------------
Salaries and  Benefits                                $1,472      $1,363      $4,413      $4,112
Equipment                                               $377        $372      $1,158      $1,055
Net Occupancy                                           $199        $203        $597        $586
Office Supplies                                          $74         $62        $235        $195
Loan & Collection Expense                                $44        $100        $250        $263
Advertising                                              $63         $48        $189        $208
Other Operating Expense                                 $663        $616      $2,008      $1,910
                                                 ------------------------------------------------
  Total Non-Interest Expense                          $2,892      $2,764      $8,850      $8,329
                                                 ================================================

Total non-interest expense was $2,892,000 in the three months ended September 30, 2000 compared with $2,764,000 in the same period of 1999. This is an increase of 4.6%. For the nine months ended September 30, 2000 non-interest expenses were $8,850,000 compared to $8,829,000 in the same time period of 1999, an increase of 6.3%. These increases occurred due to increases in salaries and benefits, equipment, and other operating expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,472,000 in the quarter ended September 30, 2000, compared with $1,363,000, or an increase of 8.0%, for the same time period in 1999. These costs were $4,413,000 in the nine months ended September 30, 2000, and $4,112,000, or an increase of 7.3%, for the same time period in 1999. Increased costs are primarily a result of a change in the mix of full time and part time employees, normal annual salary increases, and an increase in payroll taxes.

During the three months ended September 30, 2000 equipment expenses were $377,000 compared to $372,000 for the same period in 1999, an increase of 1.3%. For the nine months ended September 30, 2000 these expenses were $1,158,000 compared to $1,055,000 for the same time period in 1999, a increase of 9.8%. These increases in expense are attributable to an increase in equipment depreciation. Depreciation increased due to new equipment purchases including a new mainframe computer system.

Occupancy expenses decreased in the three months ended September 30, 2000 and increased in the nine months ended September 30, 2000 comparing to the same periods in 1999. These expenses were $199,000 and $597,000 in the three and nine months ended September 30, 2000, respectively, and $203,000 and $586,000 in the same periods, respectively, in 1999. This is a 2% decrease in the three months ended September 30, 2000 compared to the same period in 1999, and a 1.9% increase in the nine months ended September 30, 2000 compared to the same period in 1999. The increase in expense for the nine months ended September 30, 2000 is attributable to an increase in facility repairs and maintenance contracts expenses.

As indicated in Table 7, during the three and nine months ended September 30, 2000 office supplies expense increased to $74,000 and $235,000, respectively, comparing to $62,000 and $195,000 in the same periods, respectively, in 1999. These increases are attributable to volume increases of regular office supplies and preprinted forms including creating the initial supply of office products for the De Novo Bank.

Loan and collection expenses decreased $56,000 to $44,000 in the three months ended September 30, 2000 a decrease of 56% comparing to $100,000 for the same time period in 1999. This decrease is attributable to a decrease in dealer service fees paid in connection with indirect auto lending and a decrease in fees paid by the Corporation for the origination of home equity loans. For the nine months ended September 30, 2000, loan and collection expenses were $250,000 compared to $263,000 for the same time period in 1999. This $13,000 decrease, or 4.9%, is attributable to an decrease in dealer service fees paid in connection with indirect auto lending and a decrease in fees paid by the Corporation for the origination of home equity loans in the first nine months of 2000.

Advertising expenses were $63,000 and $189,000 for the three and nine months ended September 30, 2000, respectively, compared to $48,000 and $208,000 for the same periods in 1999, respectively. This is an increase of 31.3% for the three months ended September 30, 2000 comparing to the same period in 1999, and a decrease of 9.1% for the nine months ended September 30, 2000 comparing to the same period in 1999. The decrease in the nine months ended September 30, 2000 is attributable to an effort to control costs in shareholder communications, promotional activities, advertising expenses, and expenses connected with our senior citizens programs.

Other operating expenses were $2,008,000 in the nine months ended September 30, 2000 compared to $1,910,000 in the same time period in 1999, an increase of 5.1%. These expenses increased comparing the two periods primarily because of increases in fees paid for professional and support services. Professional fees in 2000 have included expenses to create and open the De Novo Bank subsidiary.

NONPERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 8 displays the levels of these assets at September 30, 2000 and 1999.

Non-performing assets increased at September 30, 2000 compared to September 30, 1999. This increase is attributable primarily to an increase in non-accrual loans. Non-accrual loans increased due to one commercial account relationship. Agreements are in process that require specific action plans, collateral pledges, and related performance expectations for this relationship. The relationship will be closely monitored. While the non-accrual loan increase is of concern, overall asset quality remains strong.

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


Table 8
Non-Performing Assets and Past Due Loans

                                                                  September 30,
                                                               2000           1999
                                                          ------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                                    $205,000       $170,000
  Non-Accrual Loans                                              975,000        227,000
  Renegotiated Loans                                                   0          6,000
                                                          ------------------------------
    Total Non-Performing Loans                                 1,180,000        403,000
                                                          ------------------------------
Other Non-Performing Assets:
  Other Real Estate                                               89,000        172,000
  REO in Redemption                                                    0        275,000
  Other Non-Performing  Assets                                   237,000         61,000
                                                          ------------------------------
    Total Other Non-Performing Assets                            326,000        508,000
                                                          ------------------------------
Total Non-Performing Assets                                   $1,506,000       $911,000
                                                          ==============================
Non-Performing Loans as a % of Total Loans                         0.61%          0.22%
Non-Performing Assets as a % of
  Total Loans and Other Real Estate                                0.78%          0.50%
Allowance for Loan Losses as a % of
  Non-Performing Loans                                           280.34%        755.09%

Allowance for Loan Losses and Other Real
  Estate as a % of Non-Performing Assets                         225.56%        383.10%
Accruing Loans Past Due 90 Days or
  More to Total Loans                                              0.11%          0.09%
Non-Performing Assets as a % of
  Total Assets                                                     0.49%          0.32%




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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first nine months of 2000 and 1999. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) and secondary liquidity is provided by the investment portfolio. As of September 30, 2000 federal funds sold represented 4.0% of total assets. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities have increased in 2000 due to an increase in deposits and borrowings. Comparatively, in the first nine months of 1999, cash flows from financing activities increased only modestly because of an increase in borrowings. Cash flows from investing activities were $11,029,000 during the first nine months of 2000 and an inflow of $1,731,000 in the same period of 1999. The primary reason for the increase in investing activities in 2000 is the growth of loan balances. In 1999 there was an inflow because investment maturities exceeded new investment purchases and growth of loan balances.

CAPITAL MANAGEMENT

Total shareholders' equity rose 8.2% to $34,140,000 at September 30, 2000 compared with $31,565,000 at September 30, 1999. The Company's equity to asset ratio was 11.2% at September 30, 2000 and 11.4% at September 30, 1999. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first nine months of 2000, the Corporation increased its cash dividends per share by 8.6% to $.63 per share compared with $.58 in the same time period of 1999. These per share amounts have been adjusted for the stock dividend in 2000.

As indicated on the balance sheet on page 4, at September 30, 2000 the Company had an unrealized loss on securities available for sale (AFS) of $808,000 compared to an unrealized loss at September 30, 1999 of $725,000 reflected as accumulated other comprehensive losses. The increase in unrealized loss is attributable to market interest rates and the interest rate structures on those securities held in the AFS portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to meet certain levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into two levels, Tier I capital (essentially total common stockholders' equity less goodwill) and Tier II capital (essentially the reserve for loan losses limited to 1.25% of gross risk-weighted assets). These ratios are based on the degree of credit risk in the Corporation's assets. All assets and off-balance sheet items such as out-standing loan commitments are assigned risk factors to create an overall risk weighted asset total. Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 8, at September 30, 1999 and 2000, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company.

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

Table 9
------------------------------------------------------------------------------------------
                         Regulatory
                        Minimum For
                           "Well        September 30,     December 31,    September 30,
Capital Ratios        Capitalization"       2000             1999             1999
------------------------------------------------------------------------------------------
Risk Based Capital:
  Total Capital             10%            15.71%           14.55%           14.18%
  Tier 1                     6%            14.46%           13.30%           13.22%
  Tier 1 Leverage            5%            11.97%           12.03%           11.04%

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

Table 10 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of September 30, 2000, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

 Table 10                                                            GAP ANALYSIS SEPTEMBER 30,
(000's Omitted)                                      Within      Three       One to      After
                                                     Three       Months-     Five        Five
                                                     Months      One Year    Years       Years         Total
Earning Assets:

  Interest Bearing Bank Deposits                          $0          $0          $0          $0           0
  Federal Funds Sold                                  12,550           0           0           0      12,550
  Investment Securities                                1,489       4,730      31,940      27,836      65,995
  Loans                                               66,819       9,765      81,979      33,909     192,472
  Loans Held for Sale                                    209           0           0      10,498      10,707
                                                 ------------------------------------------------------------
    Total Earning Assets                             $81,067     $14,495    $113,919     $72,243    $281,724
                                                 ============================================================


Interest Bearing Liabilities:

  Interest Bearing Demand Deposits                   $38,975          $0          $0          $0     $38,975
  Savings Deposits                                    21,178           0           0      44,409      65,587
  Time Deposits Less than $100,000                    20,831      29,345      25,616          68      75,860
  Time Deposits Greater than $100,000                 16,085      13,670       3,796           0      33,551
  Federal Funds Purchased                             11,150
  Other Borrowings                                     1,158           0          40       1,124       2,322
                                                 ------------------------------------------------------------
    Total Interest Bearing Liabilities              $109,377     $43,015     $29,452     $45,601    $216,295
                                                 ============================================================
Interest Rate Sensitivity GAP                      ($28,310)   ($28,520)     $84,467     $26,642     $65,429
Cumulative Interest Rate
  Sensitivity GAP                                  ($28,310)   ($56,830)     $27,637     $54,279
Interest Rate Sensitivity GAP                          -0.74       -0.34        3.87        1.58
Cumulative Interest Rate
  Sensitivity GAP Ratio                                -0.74       -0.63        1.15        1.24


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

Forward Looking Statement

This discussion and analysis of financial condition and results of operations, and other sections of the Financial Statements, contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates,""expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward looking statements. The Corporation undertakes no obligation to update, amend or clarify forward looking statements as a result of new information, future events, or otherwise.

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

b.   Report on Form 8-k
     No reports on Form 8-k were filed for the quarter ended September 30, 2000.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Fentura Bancorp, Inc.




Date  November 8,2000                    By   /s/  Donald L. Grill
      ---------------                         --------------------
                                              Donald L. Grill
                                              Director
                                              President & CEO


Date  November 8, 2000                   By   /s/  Ronald L. Justice
      ---------------                         ----------------------
                                              Ronald L. Justice
                                              Vice President (Authorized Signer)
                                              Chief Financial Officer
                                              Cashier

                                               FENTURA BANCORP, INC.
                                         2000 Quarterly Report on Form 10Q
                                                   EXHIBIT INDEX

Exhibit
   No.                                 Exhibit                                               Location
-------   ------------------------------------------------------------------------------   ------------
  4.1     Dividend Reinvestment Plan                                                           *****

 10.1     Equipment Sale Agreement between The State Bank and ITI, Inc.
          dated May 31,1989                                                                    *

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