Form 10-K
period 2000-12-31
FENTURA BANCORP INC
filed 2001-03-20
CIK 919865

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                     For fiscal year ended December 31, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ________________ to _______________


                         Commission file number 0-23550

                              FENTURA BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Michigan                                        38-2806518
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

175 North Leroy, Fenton, Michigan                           48430-0725
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code (810) 750-8725

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes ___ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked prices of such stock was approximately $45,067,950 as of March 13, 2001.

State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date. 1,725,089 shares of Common Stock as of March 13, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Fentura Bancorp, Inc. Proxy Statement for its annual meeting of shareholders to be held April 25, 2001 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

                              Fentura Bancorp, Inc.

                         2000 Annual Report on Form 10-K

                                Table Of Contents

                                                                            Page
PART I
   Item 1.    Description of Business                                          3
   Item 2.    Description of Property                                          6
   Item 3.    Legal Proceedings                                                6
   Item 4.    Submission of Matters to a Vote of Security Holders              6
   Additional Item - Executive Officers of Registrant                          6

PART II
   Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                              7
   Item 6.    Selected Financial Data                                          7
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              7
   Item 7a.   Quantitative and Qualitative Disclosures About Market Risk       7
   Item 8.    Financial Statements and Supplementary Data                      8
   Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                         8

PART III
   Item 10.  Directors and Executive Officers of the Registrant                8
   Item 11.  Executive Compensation                                            8
   Item 12.  Security Ownership of Certain Beneficial Owners and Management    8
   Item 13.  Certain Relationships and Related Transactions                    8

PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   9

SIGNATURES                                                                    10

EXHIBIT INDEX                                                                 11

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

     Fentura Bancorp, Inc. (the "Company" or "Fentura") is a financial holding company headquartered in Fenton, Michigan. As of December 31, 2000, Fentura owned two banks, see "The Banks" below. All information in this Item 1 is as of December 31, 2000. The Company's subsidiary banks operate nine community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan. At the close of business on December 31, 2000 the Company had assets of $293 million, deposits of $249 million, and shareholders' equity of $36 million. Trust assets under management totaled $64 million.

     Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank ("TSB" or the "Banks"). TSB traces its origins to its predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898. See "The Banks". On March 13, 2000 a second bank subsidiary, Davison State Bank ("DSB" or the "Banks") commenced operation.

     In August of 2000 Fentura converted from a bank holding company to a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act and the Gramm-Leach-Bliley Act (the "GLB Act"). The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and GLB Act and regulations of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities that are closely related to the business of banking. The GLB Act and regulations expand the authority of bank holding companies that are also financial holding companies allowing them to enter into business combinations with other financial institutions, including insurance companies, and securities firms to create a single financial services organization in order to offer customers a more complete array of financial products and services. See "Supervision and Regulation."

     The Company's principal executive offices are located at 175 North Leroy, Fenton, Michigan 48430-0725, and its telephone number is (810) 750-8725.

The Banks

     TSB's original predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name "The Commercial Savings Bank of Fenton." In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank. For over 100 years TSB has been engaged in the general banking business in the Fenton, Michigan area. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), but it is not a member of the Federal Reserve System. As a state bank, it is subject to federal and state laws applicable to banks and to regulation and supervision by the FDIC and the Michigan Office of Financial and Insurance Services, Division of Financial Institutions. See "Supervision and Regulation."

     DSB commenced operations on March 13, 2000, and is engaged in the general banking business in the Davison, Michigan area. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), but it is not a member of the Federal Reserve System. As a state bank, it is subject to federal and state laws applicable to banks and to regulation and supervision by the FDIC and the Michigan Office of Financial and Insurance Services, Division of Financial Institutions. See "Supervision and Regulation."

     Both Banks are community-oriented providers of financial services engaged in the business of general commercial banking. Their activities include investing in state and federal securities, accepting demand deposits, savings and other time deposits, extending retail commercial, consumer and real estate loans to individuals and businesses, providing safe deposit boxes and credit card services, transmitting funds and providing other services generally associated with full service commercial banking. Lending is focused on individuals and small businesses in the local market regions of the Banks. In addition, TSB operates a trust department offering a full range of fiduciary services.

     TSB is headquartered in the City of Fenton, Michigan, and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2000, TSB operated five offices in the City of Fenton, Michigan, one office in the City of Linden, Michigan, and one office in the Village of Holly, Michigan. Its main office is located downtown Fenton.

     DSB is headquartered in the Township of Davison, Michigan, and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2000, DSB operated two offices in the Township of Davison, Michigan.

     As of December 31, 2000, TSB employed 106 full time personnel, including 26 officers, and an additional 27 part time employees. TSB considers its employee relations to be excellent.

     As of December 31, 2000, DSB employed 5 full time personnel, including 2 officers, and an additional 10 part time employees. DSB considers its employee relations to be excellent.

Competition

     The financial services industry is highly competitive. The Banks compete with other commercial banks, many of which are subsidiaries of bank holding companies, for loans, deposits, trust accounts, and other business on the basis of interest rates, fees, convenience and quality of service. The Banks also compete with a variety of other financial services organizations including savings and loan associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other financial organizations. Many of the Banks' competitors have substantially greater resources than the Banks.

Supervision and Regulation

     The following discussion briefly summarizes certain statutes and regulations that affect or may affect the Company and the Banks, and the conduct of their respective businesses. The discussion is qualified in its entirety by reference to such statutes and regulations.

     The Company

     As a financial holding company, within the meaning of the GLB Act, the Company is subject to examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. It is also required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition it would own or control more than 5% of the voting stock of such bank. Pursuant to the GLB Act, however, the Company may engage in, or own or control companies that engage in, any activities determined by the Federal Reserve Board to be financial in nature or incidental to activities financial in nature, or complementary to financial activities, provided that such complementary activities to do pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act designated various lending, advisory, insurance and underwriting, securities underwriting, dealing and market making, and merchant banking activities (as well as those activities previously approved for bank holding companies by the Federal Reserve Board) as financial in nature, and authorized the Federal Reserve Board (in coordination with other regulatory authorities) to determine that additional activities are financial in nature or incidental to activities that are financial in nature. Prior to the GLB Act, the Federal Reserve Board had determined that bank holding companies were permitted, among other activities, to engage, subject to certain limitations, in such banking related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, data processing and services transmission, discount securities brokerage, and mortgage banking and brokerage.

     In addition, federal legislation prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" in certain cases may include the acquisition of as little as 10% of the outstanding shares of capital stock.

     The enactment of the Gramm-Leach-Bliley Act of 1999 represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization. The GLB Act provides a new regulatory framework for regulation through the "financial holding company," which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. In order to qualify as a financial holding company, the Company filed an election to become a financial holding company certifying that each of its banks was "well capitalized" and "well managed." In addition, the GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act also provides a federal right to privacy of non-public personal information of individual customers. Holding companies and their subsidiary banks are also subject to certain state laws that deal with the use and distribution of non-public personal information.

     Substantially all of the Company's cash revenues are derived from dividends paid by TSB. Michigan's banking laws restrict the payment of cash dividends by a state bank by providing (subject to certain exceptions) that dividends may be paid only out of net profits then on hand after deducting therefrom its losses and bad debts, and no dividends may be paid unless the bank will have a surplus amounting to not less than twenty percent (20%) of its capital after the payment of the dividend. As a start up or de novo bank, Davison is not expected to pay a dividend until 2003.

     The Banks

     The Banks are state banking corporations organized under the laws of the State of Michigan. Consequently, they are subject to regulation and supervision by the Commissioner of the Office of Financial and Insurance Services - Division of Financial Institutions of the State of Michigan (the "Commissioner"). The Banks, because their deposits are, and will be, insured by the FDIC, are also subject to regulation and supervision by the FDIC. Representatives of both the Commissioner and the FDIC conduct regular periodic examinations of all Michigan state banks. Membership in the Federal Reserve System is optional for state banks; the Banks are not members of the Federal Reserve System.

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

     FDICIA provides the FDIC with the authority to impose assessments on insured BIF member depository institutions to maintain the fund at the designated reserve ratio defined in FDICIA. Assessment levels are based on a bank's level of capitalization. Banks with the highest capital level (i.e. "well capitalized") are charged the lowest assessment. The Banks have sufficient capital to maintain this designation (the FDIC's highest rating). Further regulatory changes could impact the amount and type of assessment paid by the Banks.

     Examinations by the various regulatory authorities are designed for the protection of the bank depositors and not for bank or holding company shareholders. The federal and state laws and regulations of general application to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the nature and amount of and collateral for loans, and the maximum interest rates payable on deposits, and include restrictions on the number of banking offices and activities that may be performed at such offices.

     Transactions between the Banks and the Company are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchase of securities, and payments of fees and other distributions. In addition, applicable laws place restrictions on the amount and nature of loans to executive officers, directors and controlling persons of FDIC member banks and of bank holding companies that control such banks.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 175 North Leroy Street, Fenton, Michigan, which is also the main office of The State Bank. The State Bank also has the following branches in Fenton: a North Fenton Branch at 1231 North Leroy Street; an Owen Road branch at 3202 Owen Road (this branch also contains TSB's data processing center, accounting department, and distributions department), a branch at 18005 Silver Parkway, and a loan office at 101 North Leroy Street. The Bank's other branches are located in Linden, Michigan, at 107 Main Street; and Holly, Michigan, at 4043 Grange Hall Road. Davison State Bank is headquartered in Davison, Michigan, at 8477 Davison Road with one branch location at 8503 Davison Road. The Company owns all of its properties with the exception of the Holly, Davison, and the Silver Parkway facilities, which are leased from third parties.

     All properties have maintenance contracts and are maintained in good condition.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2000, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through the solicitation of proxies or otherwise.


ADDITIONAL ITEM - EXECUTIVE OFFICERS OF REGISTRANT

     The following information concerning executive officers of the Company has been omitted from the Registrant's proxy statement pursuant Instruction 3 to Regulation S-K, Item 401(b).

     Officers of the Company are appointed annually by the Board of Directors of the Company and serve at the pleasure of the Board of Directors. Certain of the officers named below are appointed annually by the Board of Directors of one or the other of the Banks and serve at the pleasure of the Board of the Bank that appointed them. The Bank officers are included in the listing of executive officers of the Company because of the nature of the office they hold. Information concerning these executive officers is given below:

       Donald L. Grill (age 52) was appointed as President and Chief Executive Officer of the Company and of TSB in late 1996. From 1983 to 1996, Mr. Grill was employed by

  First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank - Frankenmuth.

       Ronald L. Justice (age 36) is the Chief Financial Officer and Secretary of the Company. Mr. Justice was promoted to Senior Vice President and Chief Financial Officer of TSB in 1999 and prior to that served as Chief Financial Officer and Vice President since 1995. Prior to that Mr. Justice held other positions with TSB.

       Robert E. Sewick (age 51) is Senior Vice President and Senior Loan Officer of TSB. Mr. Sewick was appointed to that position in June of 1999. Mr. Sewick has 29 years of banking experience, most recently as Senior Vice President/Regional Credit Officer of Huntington National Bank for Western Michigan.

       John A. Emmendorfer, Jr. (age 38) was appointed President and Chief Executive Officer of Davison on February 24, 2000. Prior to that time Mr. Emmendorfer was an employee of TSB from 1988 to 1999 and most recently served as TSB's Vice President and Director of Commercial Lending.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The market and dividend information required by this item appears under the caption "Fentura Bancorp, Inc. Common Stock" and "Table 17" on page 43 under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", of the Company's 2000 Rule 14a-3 annual report, and is incorporated herein by reference.

     The holders of record information required by this item appears under the caption "Stock Ownership Information" on page 4 of the Company's 2001 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing in Table 1 on page 27 of the Company's 2000 Rule 14a-3 annual report, and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing on pages 27 through 43 of the Company's 2000 Rule 14a-3 annual report, and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item appears under the headings "Liquidity and Interest Rate Risk Management" on pages 39 and 40 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 40 and 41 under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of the Company's 2000 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and Report of Grant Thornton LLP, Independent Auditors appear on pages 1 through 26 of the Financial Statements portion of the Company's 2000 Rule 14a-3 annual report, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the years ended December 31, 2000 and 1999, the Company had no changes or disagreements with accountants on accounting and financial disclosure required to be described in this item.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's  Executive  officers are identified in  "Additional  Item" in
Part I of this Report on Form 10-K. The other information required by this item appears under the captions "2001 Election of Directors," "The Corporation's Board of Directors," "Committees of the Corporation Board," and "Compliance with
Section 16 Reporting" on pages 3, 4, 5, and 13, respectively, of the Company's 2001 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears under the captions "Executive Compensation," "Directors' Compensation," "Executive Compensation," "Retirement and Change in Control Arrangements" and "Shareholder Return Performance Graph" on pages 5 and 6, and 8 through 13, respectively, of the Company's 2001 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears under the caption "Stock Ownership of Directors, Executive Officers and Certain Major Shareholders" on page 4 of the Company's 2001 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears under the caption "Other Information - Transactions with Certain Interested Persons" on page 13 of the Company's 2001 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS. FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:
               The following consolidated financial statements of the Company and Report of Grant Thornton LLP, Independent Auditors are incorporated by reference under Item 8 "Financial Statements and Supplementary Data" of this document:
                      Consolidated Balance Sheets
                      Consolidated Statements of Income
                      Consolidated Statements of Comprehensive Income Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                      Notes to the Consolidated Financial statements
                      Report of Grant Thornton LLP, Independent Auditors

     2.   Financial Statement Schedules
          All schedules are omitted -- see Item 14(d) below.

     3.   Exhibits:
          The exhibits listed on the "Exhibit Index" following the signature page of this report are filed herewith and are incorporated herein by reference.

(b)  Report on Form 8-K
     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)  Exhibits:
     The "Exhibit Index" follows the signature page of this report and is incorporated herein by reference.

(d)  Financial Statement Schedules:
     All financial statement schedules normally required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                   Signatures


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

Fentura Bancorp, Inc.
    (Registrant)

By  /s/Donald L. Grill                                 Date:  March 20, 2001
    Donald L. Grill
    On behalf of the registrant
      and as President & CEO,
      and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Russell H. Van Gilder, Jr. and Donald
L. Grill, and each of them severally, as his or her attorney-in-fact, to sign his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

        Signature                                    Capacity                                       Date
/s/Russell H. VanGilder, Jr.                  Chairman of the Board                            March 20, 2001
Russell H. VanGilder, Jr.                     and Director

/s/Forrest A. Shook                           Vice Chairman of the Board                       March 20, 2001
Forrest A. Shook                              Director

/s/David A. Duthie                            Director                                         March 20, 2001
David A. Duthie

/s/Peggy L. Haw-Jury                          Director                                         March 20, 2001
Peggy L. Haw-Jury

/s/J. David Karr                              Director                                         March 20, 2001
J. David Karr

/s/Thomas P. McKenney                         Director                                         March 20, 2001
Thomas P. McKenney

/s/Ronald L. Justice                          Chief Financial Officer and Secretary            March 20, 2001
Ronald L. Justice                             (Also Principal Accounting Officer)

                              FENTURA BANCORP, INC.
                         2000 Annual Report on Form 10-K
                                  EXHIBIT INDEX

   Exhibit
     No.                             Exhibit                                                             Location
----------------------------------------------------------------------------------------------------------------------
     3(i)       Articles of Incorporation of Fentura Bancorp, Inc.                                          *

    3(ii)       Bylaws of Fentura Bancorp, Inc.                                                             *

   3(iii)       Amendment to the Articles of Incorporation of Fentura Bancorp, Inc. (Filed herewith)

      4.1       Dividend Reinvestment Plan                                                                 ***

     10.7       Lease of Davison  Branch  Bank Site  between  The State Bank and VG's Food  Center,         *
                Inc. dated April 27, 1993

    10.10       Lease of Fenton  Silver  Parkway  Branch site  between The State Bank and VG's Food         **
                Centers dated March 26, 1996

    10.11       Lease of Davison  (second) Branch site between The State Bank and VG'S Food Centers        ****
                dated November 12, 1996

    10.12       Directors Stock Purchase Plan                                                              ***

    10.13       Non-Employee Director Stock Option Plan                                                    ***

    10.14       Form of Non-Employee Director Stock Option Agreement                                        **

    10.15       Retainer Stock Plan for Directors                                                          ***

    10.16       Employee Stock Option Plan                                                                 ***

    10.17       Form of Employee Stock Option Plan Agreement                                               ***

    10.18       Executive Stock Bonus Plan                                                                 ***

    10.19       Stock  Purchase Plan between The State Bank and Donald E. Johnson,  Jr., Mary Alice        ****
                J. Heaton, and Linda J. LeMieux dated November 17, 1996

    10.20       Severance  Compensation  Agreement between the Registrant and Donald L. Grill dated       *****
                March 20, 1997

    13.00       Rule 14a-3 Annual Report to Security Holders (Filed herewith)

    21.1        Subsidiaries of the Registrant (Filed herewith)

   23.1         Consent of Independent Accountants (Filed herewith)

*               Incorporated by reference to Form 10-SB Registration Number
                0-23550
**              Incorporated by reference to Form 10Q-SB filed on May 2, 1996
***             Incorporated by reference to Form 10K-SB filed on March 17, 1996
****            Incorporated by reference to Form 10K-SB filed March 20,. 1997
*****           Incorporated by reference to Form 10Q-SB filed May 12, 1997

                                 EXHIBIT 3(iii)


                   AMENDMENT TO THE ARTICLES OF INCORPORATION


     Pursuant to the provisions of Act 284, Public Acts of 1972, the undersigned corporation executes the following Certificate:

     1.       The present name of the corporation is: Fentura Bancorp, Inc.

     2.       The identification number assigned by the Bureau is:  403-566

     3. Article III of the Articles of Incorporation is hereby amended to read as follows:

                                   ARTICLE III

          The aggregate number of shares of all classes of capital stock that the Corporation shall have authority to issue is 5,000,000 shares of Common Stock ("Common Stock"), all of which will be of the same class, with full voting rights and powers and all other rights and powers and no qualifications, limitations or restrictions.

     4. The foregoing amendment to the Articles of Incorporation was duly adopted on the 26th day of April, 2000 by the shareholders at a meeting the necessary votes were cast in favor of the amendment.

     Signed this 28th day of April, 2000.


                                                 //s// Donald L. Grill
                                                 Donald L. Grill, President

                                  EXHIBIT 13.00

                  RULE 14a-3 ANNUAL REPORT TO SECURITY HOLDERS







                       Financial Statements and Report of
                    Independent Certified Public Accountants

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998




                                       and



                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                    Contents


                                                                            Page

Report of Independent Certified Public Accountants..........................   3

Financial Statements

    Consolidated Balance Sheets.............................................   4

    Consolidated Statements of Income.......................................   5

    Consolidated Statements of Comprehensive Income.........................   6

    Consolidated Statements of Stockholders' Equity.........................   7

    Consolidated Statements of Cash Flows...................................   8

    Notes to Consolidated Financial Statements..............................   9

Management's Discussion and Analysis of
  Financial Condition and Results of Operations.............................  27

               Report of Independent Certified Public Accountants



Stockholders and Board of Directors
Fentura Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Fentura Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fentura Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP


Southfield, Michigan
January 26, 2001

                              Fentura Bancorp, Inc.

                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                  December 31,

                                                  ASSETS                                    2000             1999
                                                                                           --------        --------
Cash and due from banks                                                                   $  13,459       $  12,714
Federal funds sold                                                                            7,250             900
                                                                                           --------        --------
                 Cash and cash equivalents                                                   20,709          13,614

Investment securities-available for sale, at market                                          53,421          53,964
Investment securities-held to maturity, at cost (market value of
    $13,419 and $13,774 in 2000 and 1999, respectively)                                      13,283          13,922
Loans held for sale                                                                             187             180
Loans, net of allowance for possible credit losses of $2,932
    and $2,961, respectively                                                                192,176         188,105
Bank premises and equipment, net                                                              6,547           5,200
Accrued interest receivable                                                                   1,924           1,687
Other assets                                                                                  4,643           6,949
                                                                                           --------        --------
                 TOTAL ASSETS                                                              $292,890        $283,621
                                                                                          =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits
       Interest-bearing                                                                    $213,894        $215,527
       Noninterest bearing                                                                   34,762          31,524
                                                                                           --------        --------
                 Total deposits                                                             248,656         247,051

    Short-term borrowings                                                                     4,680           1,365
    Long-term debt                                                                            1,151           1,164
    Accrued taxes, interest and other liabilities                                             2,649           2,176
                                                                                           --------        --------
                 Total liabilities                                                          257,136         251,756

Stockholders' Equity
    Common stock, $2.50 par value;  5,000,000 shares  authorized,  1,722,308 and
       1,706,454 shares issued and outstanding in
       2000 and 1999, respectively                                                            4,305           3,555
    Capital surplus                                                                          26,016          18,317
    Retained earnings                                                                         5,648          11,078
    Accumulated other comprehensive loss                                                       (215)         (1,085)
                                                                                           --------        --------
                 Total stockholders' equity                                                  35,754          31,865
                                                                                           --------        --------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $292,890        $283,621
                                                                                          =========       =========

        The accompanying notes are an integral part of these statements.

                              Fentura Bancorp, Inc.
                        Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                            Years Ended December 31,

                                                                                 2000         1999          1998
                                                                                -------      -------       -------
Interest income
    Loans                                                                        $18,710      $16,882       $17,487
    Investment securities
       Taxable                                                                     3,350        3,163         2,840
       Tax-exempt                                                                    624          577           515
    Short-term investments                                                           643          592           598
                                                                                 -------      -------       -------
                 Total interest income                                            23,327       21,214        21,440
Interest expense
    Deposits                                                                       9,266        7,881         8,487
    Short-term borrowings                                                             86           93           108
    Long-term debt                                                                   538           39            53
                                                                                 -------      -------       -------
                 Total interest expense                                            9,890        8,013         8,648
                                                                                 -------      -------       -------
Net interest income                                                               13,437       13,201        12,792
Provision for possible credit losses                                                 584          545           724
                                                                                 -------      -------       -------
Net interest income after provision for possible credit losses                    12,853       12,656        12,068
Noninterest income
    Service charges on deposit accounts                                            1,915        1,972         1,766
    Gain on sale of mortgages                                                        179          108           283
    Mortgage servicing                                                               631          153           181
    Fiduciary income                                                                 695          581           562
    Other income and fees                                                          1,108        1,424         1,124
    Security gains                                                                   -             24           112
                                                                                 -------      -------       -------
                 Total non-interest income                                         4,528        4,262         4,028
Noninterest expenses
    Salaries and employee benefits                                                 5,801        5,564         5,025
    Occupancy                                                                        784          797           723
    Furniture and equipment                                                        1,552        1,429         1,396
    Other general and administrative                                               3,299        3,346         3,404
                                                                                 -------      -------       -------
                 Total non-interest expenses                                      11,436       11,136        10,548
                                                                                 -------      -------       -------
Income before income taxes                                                         5,945        5,782         5,548
Provision for income taxes                                                         1,729        1,782         1,728
                                                                                 -------      -------       -------
                 NET INCOME                                                     $  4,216     $  4,000      $  3,820
                                                                                ========     ========      ========
Net income per common share
    Basic                                                                       $   2.46     $   2.36      $   2.28
    Diluted                                                                         2.45     $   2.35      $   2.28
Cash dividends per share                                                        $    .97     $    .93      $    .88

        The accompanying notes are an integral part of these statements.

                              Fentura Bancorp, Inc.

                 Consolidated Statements of Comprehensive Income
                        (In Thousands, Except Share Data)
                            Years Ended December 31,

                                                                                2000           1999          1998
                                                                               -------        ------         ------
Net income                                                                    $  4,216        $4,000         $3,820

Other comprehensive income, net of tax:
    Unrealized holding gains (losses) arising
       during the year                                                             870        (1,262)           208

    Less:  reclassification adjustment for gains
       included in net income                                                      -              16             74
                                                                               -------        ------         ------
Other comprehensive income (loss)                                                  870        (1,278)           134
                                                                               -------        ------         ------
COMPREHENSIVE INCOME                                                          $  5,086        $2,722         $3,954
                                                                              ========       =======        =======



        The accompanying notes are an integral part of these statements.

                              Fentura Bancorp, Inc.

                 Consolidated Statements of Stockholders' Equity
                        (In Thousands, Except Share Data)
                  Years Ended December 31, 2000, 1999 and 1998

                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive            Total
                                                    Common        Capital      Retained            Income            Stockholders'
                                                    Stock         Surplus      Earnings            (Loss)               Equity
                                                    -------       -------       --------         -------------       -----------
Balance, January 1, 1998                            $3,462        $16,913         $6,308          $   59               $26,742
    Net income                                         -              -            3,820               -                 3,820
    Cash dividends ($.88 per share)                    -              -           (1,464)              -                (1,464)
    Issuance of shares under stock
       purchase plans                                   59            731            -                 -                   790
    Other comprehensive income                         -              -              -                 134                 134
                                                    ------        -------         ------            ------             -------
Balance, December 31, 1998                           3,521         17,644          8,664               193              30,022
    Net income                                         -              -            4,000               -                 4,000
    Cash dividends ($.93 per share)                    -              -           (1,586)              -                (1,586)
    Issuance of shares under
      stock purchase plans                              34            673            -                 -                   707
    Other comprehensive loss                           -              -              -              (1,278)             (1,278)
                                                    ------        -------         ------            ------             -------
Balance, December 31, 1999                           3,555         18,317         11,078            (1,085)             31,865
    Net income                                         -              -            4,216               -                 4,216
    Cash dividends ($.97 per share)                    -              -           (1,659)              -                (1,659)
    Issuance of shares under
      stock purchase plans                              38            432                              -                   470
    Stock repurchase                                    (1)           -               (7)              -                    (8)
    Stock dividend                                     713          7,267         (7,980)              -                   -
    Other comprehensive income                         -              -              -                 870                 870
                                                    ------        -------         ------            ------             -------
Balance, December 31, 2000                          $4,305        $26,016         $5,648           $  (215)            $35,754
                                                   =======       ========        =======           =======            ========




        The accompanying notes are an integral part of these statements.

                              Fentura Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                        (In Thousands, Except Share Data)
                            Years Ended December 31,

                                                                                  2000        1999          1998
                                                                                 -------      -------       -------
Cash Flows From Operating Activities
    Net income                                                                  $  4,216     $  4,000      $  3,820
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities
          Depreciation and amortization                                              984          879           907
          Deferred income taxes (benefit)                                           (100)         (35)           48
          Provision for possible credit losses                                       584          545           724
          Accretion on securities                                                    (43)         (28)          (47)
          Gain on sale of mortgage services rights                                  (467)         -             -
          Realized (gain) loss on sale of investment securities                      -            (24)         (112)
          Decrease (increase) in loans held for sale                                  (7)      10,327        (6,982)
          Decrease (increase) in accrued interest receivable                        (237)         (29)          249
          Decrease (increase) in other assets and other liabilities                  915       (3,135)         (834)
                                                                                 -------      -------       -------
                 Total adjustments                                                 1,629        8,500        (6,047)
                                                                                 -------      -------       -------
                 Net cash provided by (used in) operating activities               5,845       12,500        (2,227)

Cash Flows From Investing Activities
    Net decrease in time deposits with other banks                                   -            -              95
    Proceeds from sales of investment securities held for sale                       -         12,321        11,014
    Proceeds from maturities of investment securities                              6,539       56,628        38,582
    Purchase of investment securities                                             (3,995)     (60,763)      (71,140)
    Originations of loans, net of principal repayments                            (4,655)     (37,987)       (3,023)
    Proceeds from sales of loans                                                     100        8,460        20,895
    Proceeds of sale of mortgage servicing rights                                    887          -             -
    Acquisition of premises and equipment                                         (1,336)      (2,083)         (913)
                                                                                 -------      -------       -------
                 Net cash used in investing activities                            (2,460)     (23,424)       (4,490)

Cash Flows From Financing Activities
    Net increase (decrease) in demand deposits, NOW
       accounts, and savings accounts                                             (4,857)       5,380        12,234
    Net increase (decrease) in certificates of deposit                             6,462          566        (1,663)
    Net increase (decrease) in short-term borrowings                               3,315        1,324        (1,459)
    Payment of long-term debt                                                        (13)         (11)          (10)
    Cash dividends paid                                                           (1,659)      (1,586)       (1,464)
    Proceeds from issuance of common stock                                           462          707           790
                                                                                 -------      -------       -------
                 Net cash provided by financing activities                         3,710        6,380         8,428
                                                                                 -------      -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                    7,095       (4,544)        1,711

Cash and cash equivalents at beginning of year                                    13,614       18,158        16,447
                                                                                 -------      -------       -------
Cash and cash equivalents at end of year                                         $20,709      $13,614       $18,158
                                                                                ========     ========      ========
Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                                $  9,652     $  8,279      $  8,725
        Income taxes                                                               1,627     $  2,054      $  1,727

        The accompanying notes are an integral part of these statements.

                              Fentura Bancorp, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


Note A - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Fentura Bancorp, Inc. (the Corporation) and its wholly-owned subsidiaries, The State Bank in Fenton, Michigan and Davison State Bank in Davison, Michigan (the Banks). The State Bank includes the accounts of its wholly-owned subsidiary, Fentura Mortgage Corporation (the Mortgage Company).

Davison State Bank was formed March 13, 2000 as a de novo bank resulting from the spin-off of two existing branches of The State Bank. This transaction was accounted for at historical cost and therefore did not have any effect on the consolidated financial statements.

The Banks and Mortgage Company operate nine community banking offices offering banking and trust services principally to individuals, small businesses and governmental entities primarily in Genesee, Livingston and Oakland Counties, Michigan.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Corporation considers cash on hand, cash and due from banks and federal funds sold to be cash equivalents.

Investment Securities
Investment securities are classified based on management's intent with respect to holding securities. Securities purchased, where the Corporation has both the positive intent and ability to hold to maturity, are classified as held to maturity and are recorded at cost, adjusted for amortization of premium and accretion of discount. All other securities purchased by the Corporation are classified as available for sale and carried at market value. Unrealized gains and losses on available for sale securities are excluded from income and recorded as an amount, net of tax, as a separate component of accumulated other comprehensive income until realized.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or estimated market value. Market value is determined in the aggregate on the basis of existing forward commitments or fair values attributable to similar loans.

Loans and Interest Income on Loans
Loans held for investment are carried at their outstanding principal adjusted for deferred loan fees and costs. Interest on loans is accrued and credited to income based upon the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued during the current quarter is reversed, and unpaid interest accrued during prior quarters is charged to the allowance for possible credit losses. Interest accruals are generally resumed when all delinquent principal and/or interest has been brought current or the loan becomes both well secured and in the process of collection.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note A - Summary of Significant Accounting Policies (Continued)

Loan Origination Fees and Costs

Loan origination fees and certain direct loan origination costs are capitalized and recognized over the estimated life of the related loans as an adjustment of its yield.

Allowance for Possible Credit Losses

The allowance for possible credit losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for possible credit losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Corporation considers a loan impaired when it is probable, in the opinion of management, that principal and interest may not be collected according to the contractual terms of the loan. Consistent with this definition, the Corporation considers all non-accrual loans to be impaired. The allowance for possible credit losses includes specific allowances for impaired loans.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over useful lives ranging from 3 to 50 years.

Income Taxes

The Corporation files a consolidated Federal income tax return with the Banks. The Corporation utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Tax planning strategies are utilized in the computation of deferred federal income taxes. In addition, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes receivable or payable currently or in future years.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998


Note A - Summary of Significant Accounting Policies (Continued)

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if outstanding options or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the income of the entity. On April 26, 2000, the Corporation declared a 20% stock dividend payable May 26, 2000. Accordingly, the per share amounts for 1999 and 1998 have been retroactively adjusted to reflect the effect of the stock dividend.

Average outstanding shares utilized in the determination of earnings per share are as follows:

                                                       2000              1999             1998
                                                     ---------         ---------        ---------
                  Basic                              1,712,971         1,698,581        1,679,290
                  Diluted                            1,717,457         1,705,290        1,679,290

Use of Estimates

In the  preparation  of  consolidated  financial  statements in conformity  with generally accepted accounting principles, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting periods. Material estimates that are particularly susceptible to significant change include market values of securities available for sale and the determination of the allowance for loan losses. Actual results could differ from those estimates.

Comprehensive Income

The provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), were adopted in 1998. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains or losses on investments available-for-sale, which is also reported as a separate component of shareholders' equity. Unrealized investment gains or losses only impact the income statement when the investment is sold.

Issued But Not Yet Adopted Accounting Standards

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 133, (as amended), "Accounting for Derivative Instruments and Hedging Activities." The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective in 2001 for the Corporation; however, management does not expect this pronouncement to have a significant impact on the Corporation's financial position or results of operations.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note A - Summary of Significant Accounting Policies (Continued)

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Implementation of SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

Note B - Restricted Cash Balances

Aggregate reserves of $3,123,000 and $3,787,000 were maintained in the form of vault cash and deposits with the Federal Reserve Bank to satisfy regulatory requirements at December 31, 2000 and 1999, respectively.

Note C - Investment Securities

The amortized cost and estimated market value of investments available for sale, by major category, are as follows (in thousands):

                                                                         December 31, 2000
                                                              -------------------------------------
                                                                       Gross         Gross       Estimated
                                                       Amortized    Unrealized    Unrealized      Market
                                                         Cost          Gains        Losses         Value
                                                        ---------     --------    --------       --------
Obligations of U.S. government and agencies             $33,108          $40        $  59         $33,089
Equity securities                                         1,287          -            192           1,095
Mortgage backed securities                               19,352           53          168          19,237
                                                        -------         ----       ------         -------
                                                        $53,747          $93         $419         $53,421
                                                       ========        =====       ======        ========

                                                                         December 31, 1999
                                                              -------------------------------------
                                                                       Gross         Gross      Estimated
                                                       Amortized    Unrealized    Unrealized     Market
                                                         Cost          Gains        Losses        Value
                                                        ---------     --------       --------     --------
Obligations of U.S. government and agencies             $32,048       $    1      $   684         $31,365
Equity securities                                         1,287           -           208           1,079
Mortgage-backed securities                               22,273            2          755          21,520
                                                        -------         ----       ------         -------
                                                        $55,608       $    3       $1,647         $53,964
                                                       ========        =====      =======        ========

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998


Note C - Investment Securities (Continued)

The amortized cost and estimated market value of investment securities available for sale at December 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                                                Estimated
                                                                               Amortized         Market
                                                                                 Cost             Value
                                                                               ---------         ---------
Due in one year or less                                                        $  5,078          $  5,094
Due in one year through five years                                               24,022            24,012
Due after five years through ten years                                            4,008             3,983
                                                                                -------           -------
                                                                                 33,108            33,089
Equity securities                                                                 1,287             1,095
Mortgage-backed securities                                                       19,352            19,237
                                                                                -------           -------
                                                                                $53,747           $53,421
                                                                               ========          ========

Investment securities held to maturity at December 31, 2000 and 1999 consist of obligations of states and political subdivisions and are summarized (in thousands) as follows:

                                                                                    2000           1999
                                                                                  --------       --------
         Amortized cost                                                            $13,283        $13,922
         Gross unrealized gains                                                        153             65
         Gross unrealized losses                                                       (17)          (213)
                                                                                   -------        -------
                  Estimated market value                                           $13,419        $13,774
                                                                                  ========       ========

The amortized cost and estimated market value of investment securities held to maturity at December 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                               Estimated
                                                                              Amortized         Market
                                                                                Cost             Value
                                                                              --------         --------
         Due in one year or less                                               $  4,139         $  4,156
         Due in one year through five years                                       4,503            4,544
         Due after five years through ten years                                   2,524            2,592
         Due after ten years                                                      2,117            2,127
                                                                                -------          -------
                                                                                $13,283          $13,419
                                                                               ========         ========

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note C - Investment Securities (Continued)

Securities having a carrying value of $2,120,000 and $2,616,000 at December 31, 2000 and 1999, respectively were pledged to secure public deposits, repurchase agreements, and for other purposes required by law.

Gross gains on sales of securities of $73,000 and $115,000 and gross losses of $49,000 and $3,000 were recognized in 1999 and 1998, respectively. There were no securities gains or losses in 2000.

Note D - Loans

Major categories of loans at December 31, are as follows (in thousands):

                                                                                  2000              1999
                                                                                --------          --------
         Commercial                                                             $101,925         $  92,896
         Real estate - construction                                               17,471            12,481
         Real estate - mortgage                                                   10,514            21,409
         Consumer                                                                 65,198            64,280
                                                                                --------          --------
                                                                                 195,108           191,066
         Less allowance for possible credit losses                                 2,932             2,961
                                                                                --------          --------
                                                                                $192,176          $188,105
                                                                                ========         =========

Loan maturities and rate sensitivity of the loan portfolio at December 31, 2000 are as follows (in thousands):

                                                        Within        One-         After
                                                          One         Five         Five
                                                         Year         Years        Years          Total
                                                        -------      --------      -------        --------
         Commercial, including construction             $44,756     $  63,861     $  5,895        $114,512
         Real estate                                      5,352           745        9,300          15,397
         Consumer                                         9,267        38,826       17,106          65,199
                                                        -------      --------      -------        --------
                                                        $59,375      $103,432      $32,301        $195,108
                                                       ========     =========     ========       =========

         Loans at fixed interest rates                  $22,671     $  81,389      $31,614        $135,674
         Loans at variable interest rates                36,704        22,043          687          59,434
                                                        -------      --------      -------        --------
                                                        $59,375      $103,432      $32,301        $195,108
                                                       ========     =========     ========       =========

The Corporation originates primarily residential and commercial real estate loans, commercial, construction and installment loans. The Corporation estimates that 80% of their loan portfolio is based in Genesee and Livingston counties within southeast Michigan with the remainder of the portfolio distributed throughout Michigan. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note D - Loans (Continued)

Certain directors and executive officers of the Corporation, including their affiliates are loan customers of the Bank. Such loans were made in the ordinary course of business at the Bank's normal credit terms and interest rates, and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2000, 1999 and 1998 amounted to $1,134,000, $1,449,000, and $909,000, respectively. During 2000, $217,000 of new loans were made and repayments totaled $532,000.

Transactions in the allowance for possible credit losses for the years ended December 31, were as follows (in thousands):

                                                                         2000          1999         1998
                                                                        ------        ------       ------
         Balance, beginning of year                                     $2,961        $2,783       $2,955
         Provision for possible credit losses charged to
             operations                                                    584           545          724
                                                                        ------        ------       ------
                                                                         3,545         3,328        3,679
         Loans charged off, net of recoveries of $193
             $84 and $172 for 2000, 1999 and 1998
             respectively                                                  613           367          896
                                                                        ------        ------       ------
         Balance, end of year                                           $2,932        $2,961       $2,783
                                                                       =======       =======      =======
         As a percent of total loans                                     1.50%         1.55%        1.72%
                                                                       =======       =======      =======

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans is as follows at December 31, (in thousands):

                                                                                      2000         1999
                                                                                     ------       ------
         Principal amount not requiring allowance                                 $      -     $      -
         Principal amount requiring specific allowance                                 2,315        1,548
                                                                                      ------       ------
                                                                                       2,315        1,548
         Less:  valuation allowance                                                      715          702
                                                                                      ------       ------
                                                                                      $1,600      $   844
                                                                                     =======      =======

Loans on which accrual of interest have been discontinued at December 31, 2000 and 1999 amounted to $731,000 and $742,000 respectively and are included in the impaired loans above.

Interest income recognized on impaired loans based on cash collections totaled approximately $146,000, $299,000, and $204,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The average recorded investment in impaired loans was $1,932,000, $1,848,000, and $2,685,000 during the years ended December 31, 2000, 1999 and 1998.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note E - Bank Premises and Equipment

Bank premises and equipment is comprised of the following at December 31, (in thousands):

                                                                                    2000          1999
                                                                                  -------        -------
         Land and land improvements                                              $  1,273      $     859
         Building and building improvements                                         4,208          4,190
         Furniture and equipment                                                    7,963          7,277
         Construction in progress                                                     995            -
                                                                                  -------        -------
                                                                                   14,439         12,326
         Less accumulated depreciation                                              7,892          7,126
                                                                                  -------        -------
                                                                                 $  6,547       $  5,200
                                                                                 ========       ========

Note F - Deposits

The following is a summary of interest-bearing deposits at December 31, (in thousands):

                                                                                   2000          1999
                                                                                 --------       --------
         Interest-bearing:
             Savings                                                            $  66,186      $  72,745
             Money market demand                                                   37,165         38,702
             Time, $100,000 and over                                               34,259         28,070
             Time, $100,000 and under                                              76,284         76,010
                                                                                 --------       --------
                                                                                 $213,894       $215,527
                                                                                =========      =========

At December 31, 2000, scheduled maturities of time deposits were as follows (in thousands):

                                                                                  Amount
                                                                                 --------
             Less than 1 year                                                   $  75,269
             1 - 5 years                                                           35,003
             Over 5 years                                                             271
                                                                                 --------
                                                                                 $110,543
                                                                                =========

Note G - Borrowings

Short-Term Borrowings

Short-term borrowings consist of term federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

Long-Term Debt

The Bank has the authority and approval from the Federal Home Loan Bank (FHLB) to borrow up to $15 million collateralized by 1-4 family mortgage loans, government and agency securities, and mortgage-backed securities. Advances outstanding at December 31, 2000 and 1999 mature in 2016, can be prepaid without penalty and bear interest at 7.34%.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998




Note H - Income Taxes

The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, consists of the following (in thousands):

                                                                             2000       1999       1998
                                                                            ------     ------     ------
         Current expense                                                    $1,829     $1,817     $1,680
         Deferred (benefit) expense                                           (100)       (35)        48
                                                                            ------     ------     ------
                                                                            $1,729     $1,782     $1,728
                                                                           =======    =======    =======

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows:

                                                                               % of Pretax Income
                                                                              ----------------------
                                                                          2000        1999        1998
                                                                         ------      ------      ------
         Income tax at statutory rate                                    34.0%       34.0%       34.0%
         Tax exempt interest                                             (3.4)       (3.0)       (2.7)
         Other                                                           (1.5)        (.2)        (.2)
                                                                        ------      ------      ------
         Actual income tax expense                                       29.1%       30.8%       31.1%
                                                                       =======     =======      ======

The net deferred tax asset and current refund (liability) are reflected in the balance sheet in other assets and accrued taxes, interest and other liabilities, respectively. The details of the net deferred tax asset and current liability at December 31, are as follows (in thousands):

                                                                                  2000            1999
                                                                                 ------          ------
Deferred tax assets
    Allowance for possible credit losses                                        $   805       $   813
    Unrealized losses on investment securities available for sale                   111           559
    Compensation                                                                    137           102
    Depreciation and other                                                           60            17
                                                                                 ------        ------
               Total deferred tax assets                                          1,113         1,491

Deferred tax liabilities
    Mortgage servicing rights                                                      (132)         (115)
    Depreciation and other                                                          (93)         (140)
                                                                                 ------        ------
              Total deferred tax liabilities                                       (225)         (255)
                                                                                 ------        ------
               Net deferred tax asset                                               888         1,236
               Current refund                                                        19           122
                                                                                 ------        ------
                                                                                $   907        $1,358
                                                                                =======        ======

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note I - Benefit Plans

The Corporation has a noncontributory discretionary employee stock ownership plan (Plan) covering substantially all of its employees. It is a requirement of the plan to invest principally in the Corporation's common stock. The contribution to the Plan in 2000, 1999 and 1998 was $120,000, $120,000 and $122,000, respectively.

The Corporation has also established a 401(k) Plan where 50% of the employees' contribution can be matched with a discretionary contribution by the Corporation up to a maximum of 6% of gross wages. The contribution to the 401(k) Plan for 2000, 1999 and 1998 was $79,000, $80,000 and $76,000, respectively.

Note J - Stock Purchase and Option Plans

Director and Employee Plans

The Directors' Stock Purchase Plan permits directors of the Corporation to purchase shares of common stock made available for purchase under the plan at the fair market value on the fifteenth day prior to the annual issuance date. The total number of shares issuable under this plan is limited to 9,600 shares in any calendar year.

The Retainer Stock Plan allows directors to elect to receive shares of common stock in full or partial payment of the director's retainer fees and fees for attending meetings. The number of shares is determined by dividing the dollar amount of fees to be paid in shares by the market value of the stock on the first business day prior to the payment date.

The Executive Stock Bonus Plan permits the administrator of the plan to grant shares of the Corporation's common stock to eligible employees. Any executive or managerial level employee is eligible to receive grants under the plan. The Board of Directors administers the plan.

Dividend Investment Plan

The Automatic Dividend Reinvestment Plan ("DRIP") permits enrolled shareholders to automatically use dividends paid on common stock to purchase additional shares of the Corporation's common stock at the fair market value on the investment date. Any shareholder who is the beneficial or record owner of not more than 9.9% of the issued and outstanding shares of the Corporation's common stock is eligible to participate in the plan.

Pursuant to a separate agreement with a family who collectively holds more than 9.9% of the Corporation's stock, on or prior to January 31 of each year beginning January 31, 1997, the Corporation is to advise the family, in a written notice, of the number of shares sold under the DRIP. Each family member will have the option, until February 28 of the same year, to purchase from the Corporation one-third of the total number of shares that would be sufficient to prevent the dilution to all family members as a group that result solely as a result of the DRIP shares. The purchase price under this agreement is the fair market value on December 31 of the year immediately preceding the year in which the written notice is given.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note J - Stock Purchase and Option Plans (Continued)

Stock Option Plans

The Nonemployee Director Stock Option Plan grants options to nonemployee directors to purchase the Corporation's common stock on April 1 each year. The purchase price of the shares is the fair market value at the date of the grant, and there is a three year vesting period before options may be exercised. Options to acquire no more than 6,720 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 67,200 shares in the aggregate may be outstanding at any one time.

The Employee Stock Option Plan grants options to eligible employees to purchase the Corporation's common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 72,000 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan.

The following summarizes shares issued under the various plans:

                                                                           2000         1999         1998
                                                                          ------       ------       ------
         Automatic dividend reinvestment plan                             12,607        8,846       10,925
         Director stock purchase and retainer stock plan                   1,018        5,800       11,945
         Other issuance of shares                                          1,912        1,685        5,630
                                                                          ------       ------       ------
                                                                          15,537       16,331       28,500
                                                                         =======      =======      =======

The following table summarizes stock option activity:

                                                                    No. of                   Weighted
                                                                   Options                 Average Price
                                                                    ------                  ------------
      Options outstanding at January 1, 1998                         7,728                      17.34
      Options granted in 1998                                        4,968                      23.22
                                                                    ------
      Options outstanding at December 31, 1998                      12,696                      19.64

      Options granted in 1999                                        5,208                      37.25
                                                                    ------
      Options outstanding at December 31, 1999                      17,904                      24.77

      Options granted in 2000                                        1,771                      39.58
                                                                    ------
      Options outstanding at December 31, 2000                      19,675                     $26.10
                                                                    ======

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note J - Stock Purchase and Option Plans (Continued)

Information pertaining to options outstanding at December 31, 2000 is as follows:

                                                           Weighted
                                                            Average          Weighted
          Range of                        Number           Remaining          Average           Number
       Exercise Price                   Outstanding          Life              Price          Exercisable
                                        -----------        ---------        --------           ----------
$15.00 - $20.00                             7,728            5.75            $17.35             3,864
$20.00 - $30.00                             4,968            7.23             23.21               -
$30.00 - $40.00                             6,979            9.00             37.59               -
$40.00 - $50.00                               240            8.52             45.00               -
                                           ------                                               -----
Outstanding at end of year                 19,675            7.27            $26.10             3,864
                                          =======                                             =======

The stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) as permitted under Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). In accordance with APB 25, no compensation expense is required nor has been recognized for the options issued under existing plans. Had the Corporation chosen not to elect APB 25, SFAS 123 would apply and compensation expense would have been recognized, and the Corporation's earnings would have been as follows (in thousands, except per share data):

                                                      2000              1999           1998
                                                     -------          -------         -------
         Net income
             As reported                           $   4,216        $   4,000       $   3,820
             Proforma                              $   4,171        $   3,977       $   3,796

         Basic net income per share
             As reported                           $    2.46        $    2.36       $    2.28
             Proforma                              $    2.44        $    2.34       $    2.26

         Diluted net income per share
             As reported                           $    2.45        $    2.35       $    2.28
             Proforma                              $    2.43        $    2.33       $    2.26

Proforma net income includes compensation cost for the Corporation's stock option plan based on the fair values of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model assuming an expected life of 10 years, a dividend yield of 3%, a risk free return of 6.88% and expected volatility of 52%.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note K - Regulatory Matters

The Corporation (on a consolidated basis) and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject. At December 31, 1999 The State Bank met all capital requirements to which it was subject. As of December 31, 2000, the most recent notification from Federal Deposit Insurance Corporation categorized the Corporation and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                                                                                            To Be Well
                                                                    For Capital         Capitalized Under
                                                                     Adequacy           Prompt Corrective
                                             Actual                  Purposes           Action Provisions
                                        -----------------        ---------------        ----------------
                                        Amount      Ratio        Amount    Ratio        Amount     Ratio
                                        -----------------        ---------------        ----------------
As of December 31, 2000:
Total Capital
    (to Risk Weighted Assets)
    Consolidated                        $38,974    16.2%         $19,232     8%         $24,040       NA
    The State Bank                       32,822    14.9%          17,667     8%          22,084      10%
    Davison State Bank                    3,232    16.8%           1,539     8%           1,924      10%
Tier 1 Capital
    (to Risk Weighted Assets)
    Consolidated                        $35,969    15.0%           9,616     4%         $14,424       NA
    The State Bank                       30,061    13.6%           8,333     4%          13,250       6%
    Davison State Bank                    2,991    15.5%             770     4%           1,154       6%
Tier 1 Capital
    (to Average Assets)
    Consolidated                        $35,969    12.1%         $11,839     4%         $14,799       NA
    The State Bank                       30,061    11.0%          10,938     4%          13,673       5%
    Davison State Bank                    2,991    13.5%             886     4%           1,108       5%

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note K - Regulatory Matters (Continued)

                                                                                           To Be Well
                                                                    For Capital         Capitalized Under
                                                                     Adequacy           Prompt Corrective
                                             Actual                  Purposes           Action Provisions
                                       -----------------        ---------------        ----------------
                                       Amount      Ratio        Amount    Ratio        Amount     Ratio
                                       -----------------        ---------------        ----------------
As of December 31, 1999:              (For The State Bank only)
Total Capital
    (to Risk Weighted Assets)           $33,349    14.3%         $18,706   8.0%         $23,382  10.0%
Tier 1 Capital
    (to Risk Weighted Assets)           $30,426    13.0%         $ 9,353   4.0%         $14,029   6.0%
Tier 1 Capital
    (to Average Assets)                 $30,426    11.1%         $10,916   4.0%         $13,645   5.0%

Note L - Financial Instruments

The estimated fair values of the Corporation's financial instruments at December 31, are as follows (in thousands):

                                                                2000                        1999
                                                        ---------------------        ---------------------
                                                                    Estimated                    Estimated
                                                        Carrying       Fair          Carrying       Fair
                                                         Amount        Value          Amount        Value
                                                        --------     --------        --------     --------
Assets:
    Cash and cash equivalents                           $  20,709    $  20,709        $13,614      $13,614
    Loans held for sale                                       187          188            180          181
    Investment securities                                  66,704       66,840         67,886       67,738
    Loans                                                 192,176      193,017        188,105      190,194

Liabilities:
    Deposits                                              248,656      249,267        247,051      247,545
    Short-term borrowings                                   4,680        4,680          1,365        1,365
    Long-term debt                                          1,151        1,202          1,164        1,246

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.

Investment securities and time deposits with other banks (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note L - Financial Instruments (Continued)

Loans held for sale: The market value of these loans represents estimated fair value. The market value is determined in the aggregate on the basis of existing forward commitments or fair values attributable to similar loans.

Loans: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

Off-balance-sheet instruments: The Corporation's off-balance-sheet instruments approximate their fair values.

Deposit liabilities: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates. The carrying amount of accrued interest payable approximates its fair value.

Short-term  borrowings:   The  carrying  amounts  of  federal  funds  purchased,
borrowings  under  repurchase   agreements,   and  other  short-term  borrowings
approximate their fair values.

Long-Term debt: Rates currently available for FHLB debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on management's judgments regarding future expected loss experience, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Off-Balance-Sheet Risk

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the statement of financial condition.

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note L - Financial Instruments (Continued)

Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the contractual notational amount of those items. The Corporation generally requires collateral to support such financial instruments in excess of the contractual notational amount of those instruments and, therefore, is in a fully collateralized position.

The Corporation had outstanding unfunded loan origination commitments aggregating $44,184,000 and $48,573,000 at December 31, 2000 and 1999,
respectively. Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Fees from issuing these commitments to extend credit are recognized over the period to maturity. Since portions of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer.

Note M - Parent Only Condensed Financial Information

The  condensed  financial   information  that  follows  presents  the  financial
condition of Fentura Bancorp, Inc. (parent company only), along with the results of its operations and its cash flows.

                              Fentura Bancorp, Inc.
                            Condensed Balance Sheets
                           December 31, (in thousands)

                                                                                   2000             1999
                                                                                 -------           -------
Assets
    Cash and cash equivalents                                                   $  2,452          $  1,645
    Investment securities                                                            273               256
    Land held for investment                                                         -                 414
    Other assets                                                                      65                71
    Investment in subsidiaries                                                    32,964            29,479
                                                                                 -------           -------
                                                                                 $35,754           $31,865
                                                                                ========          ========
Stockholders' Equity
    Common Stock                                                                $  4,305             3,555
    Additional paid in capital                                                    26,016            18,317
    Retained earnings                                                              5,648            11,078
    Accumulated other comprehensive loss                                            (215)           (1,085)
                                                                                 -------           -------
                                                                                 $35,754           $31,865
                                                                                ========          ========

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note M - Parent Only Condensed Financial Information (Continued)

                              Fentura Bancorp, Inc.

                         Condensed Statements of Income
                     Years Ended December 31, (in thousands)

                                                                           2000         1999         1998
                                                                          ------       ------       ------
Dividends from subsidiaries                                               $1,659       $1,586       $1,464
Operating expenses                                                           (69)         (79)         (22)
Equity in undistributed income of subsidiaries                             2,626        2,493        2,378
                                                                          ------       ------       ------
                  Net income                                              $4,216       $4,000       $3,820
                                                                         =======      =======      =======

                       Condensed Statements of Cash Flows
                     Years Ended December 31, (in thousands)


                                                                           2000         1999         1998
                                                                          ------       ------       ------
Cash flows from operating activities
    Net income                                                            $4,216       $4,000       $3,820
    Adjustment to reconcile net income to net
       cash provided by operating activities
          Equity in undistributed income of subsidiary                    (2,626)      (2,493)      (2,378)
                                                                          ------       ------       ------
                  Net cash provided by operating activities                1,590        1,507        1,442

Cash flows provided by (used in) investing activities
    Sale of equity investment                                                -             10
    Purchase of investments                                                  -            -           (475)
    (Increase) decrease in land held for investment                          414          -           (414)
                                                                          ------       ------       ------
                  Net cash provided by (used in)
                     investing activities                                    414           10         (889)

Cash flows used in financing activities
    Dividends paid                                                        (1,659)      (1,586)      (1,464)
    Proceeds from stock issuance                                             462          707          790
                                                                          ------       ------       ------
                  Net cash used in financing activities                   (1,197)        (879)        (674)
                                                                          ------       ------       ------
Increase (decrease) in cash and cash equivalents                             807          638         (121)

Cash and cash equivalents at beginning of year                             1,645        1,007        1,128
                                                                          ------       ------       ------
Cash and cash equivalents at end of year                                  $2,452       $1,645       $1,007
                                                                         =======      =======      =======

                              Fentura Bancorp, Inc.

                        December 31, 2000, 1999 and 1998



Note N - Summary of Quarterly Financial Data - Unaudited (In Thousands, except per share data)

The unaudited quarterly results of operations for 2000 and 1999 are as follows:

                                                                         2000
                                                     -------------------------------------------
                                               First            Second             Third           Fourth
                                              Quarter           Quarter           Quarter          Quarter
                                             -------            -------           -------          -------
Interest income                                $5,539            $5,919           $5,967            $5,902
Interest expense                                2,296             2,512            2,559             2,523
Provision for loan losses                         169               201              153                61
Non-interest expense                            2,882             3,076            2,892             2,586
    Income before income taxes                  1,143             1,183            1,457             2,162
Provision for income taxes                        270               353              437               669
                                               ------            ------           ------            ------
    Net income                                $   873           $   830           $1,020            $1,493
                                              =======           =======          =======           =======
Net income per share
    Basic                                         .51              .48               .59              .88
    Diluted                                       .51              .48               .59              .87

                                                                         1999
                                                       -------------------------------------------
                                               First            Second             Third           Fourth
                                               Quarter          Quarter           Quarter          Quarter
                                               -------           -------          -------          -------
Interest income                                $5,083            $5,373           $5,276            $5,482
Interest expense                                1,955             1,936            1,967             2,155
Provision for loan losses                         195               130              165                55
Non-interest expense                            1,026             1,000            1,083             1,153
    Income before income taxes                  1,284             1,417            1,463             1,618
Provision for income taxes                        398               437              447               500
                                               ------            ------           ------            ------
    Net income                                $   886           $   980           $1,016            $1,118
                                              =======           =======          =======          ========
Net income per share (a)
    Basic                                         .52              .58               .60              .66
    Diluted                                       .52              .58               .60              .65

(a) Per share amounts have been restated to reflect the 20% stock dividend declared April 26, 2000.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

This section provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Bancorp, Inc. (the Corporation), together with its subsidiaries, The State Bank and Davison State Bank (the Banks), for the years ended December 31, 2000, 1999, and 1998. The supplemental financial data included throughout this discussion should be read in conjunction with the primary financial statements presented on pages 4 through 26 of this report. It provides a more detailed and comprehensive review of operating results and financial position than could be obtained from a reading of the financial statements alone.

TABLE 1                                                         Selected Financial Data
$ in thousands except per share data
  and ratios                                                     2000       1999       1998       1997       1996
------------------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Earnings:
Interest Income                                               $23,327    $21,214    $21,440    $21,601    $20,502
Interest Expense                                                9,890      8,013      8,648      9,167      8,571
                                                           -------------------------------------------------------
Net Interest Income                                            13,437     13,201     12,792     12,434     11,931
Provision for Possible Credit Losses                              584        545        724        624        648
                                                           -------------------------------------------------------
Net Interest Income after Provision                            12,853     12,656     12,068     11,810     11,283
Total Other Operating Income                                    4,528      4,262      4,028      3,472      3,472
Total Other Operating Expense                                  11,436     11,136     10,548     10,242     10,190
                                                           -------------------------------------------------------
Income Before Income Taxes                                      5,945      5,782      5,548      5,040      4,565
Provision for Income Taxes                                      1,729      1,782      1,728      1,580      1,332
                                                           -------------------------------------------------------
Net Income                                                     $4,216     $4,000     $3,820     $3,460     $3,233
                                                           =======================================================
Net Income Per Share - Basic                                    $2.46      $2.36      $2.28      $2.11      $2.02
Net Income Per Share - Diluted                                  $2.45      $2.35      $2.28      $2.11      $2.02

Summary of Consolidated Statements of Financial Condition:
Assets                                                       $292,890   $283,621   $275,047   $262,798   $254,381
Securities                                                     66,704     67,886     77,956     56,050     50,885
Loans                                                         195,295    191,246    172,413    184,198    176,236
Deposits                                                      248,656    247,051    241,105    230,534    224,049
Stockholders' Equity                                           35,754     31,865     30,022     26,742     24,109

Other Financial and Statistical Data:
Tier 1 Capital to Risk Weighted Assets                         14.96%     13.01%     13.30%     12.22%     11.76%
Total Capital to Risk Weighted Assets                          16.21%     14.26%     14.55%     13.47%     13.01%
Tier 1 Capital to Average Assets                               12.15%     11.15%     10.60%      9.99%      9.86%
Total Cash Dividends                                           $1,659     $1,586     $1,464     $1,784     $1,291
Book Value Per Share                                           $20.76     $18.68     $17.77     $16.09     $14.83
Cash Dividends Paid Per Share                                   $0.97      $0.93      $0.88      $1.09      $0.81
Period End Market Price Per Share                              $25.13     $36.88     $41.67     $21.88     $17.98
Dividend Pay-out Ratio                                         39.35%     39.65%     38.32%     51.56%     39.93%
Return on Average Stockholders' Equity                         12.56%     12.66%     14.02%     13.76%     14.04%
Return on Average Assets                                        1.42%      1.46%      1.45%      1.35%      1.33%
Net Interest Margin                                             5.07%      5.32%      5.28%      5.26%      5.36%
Total Equity to Assets at Period End                           12.21%     11.24%     10.92%     10.18%      9.48%

RESULTS OF OPERATIONS

The Corporation achieved record earnings again during 2000. Earnings for 2000 of $4,216,000 exceeded 1999 results of $4,000,000 by 5.4%. Net income has continued to steadily increase as a result of continued strength of core banking activities. Contributing to the 2000 record results was the improvement of net interest income and other operating income. Because of the strength of core banking activities and new opportunities in the Corporation's current and surrounding markets, management believes performance will remain strong throughout 2001.

Standard performance indicators used in the banking industry help evaluate the Corporation's performance. Two of these performance indicators are return on average assets and return on average equity. For 2000, 1999, 1998 respectively, the Corporation posted a return on average assets of 1.42%, 1.46%, and 1.45%. Total assets increased $9 million in 2000, $9 million in 1999, and $12 million in 1998. Return on average equity was 12.56% in 2000, 12.66% in 1999, and 14.02% in 1998. The increases in equity will allow the Corporation to continue its growth strategy. Net income per share-basic was $2.46 in 2000, $2.36 in 1999, and $2.28 in 1998.

NET INTEREST INCOME

Net interest income, the principal source of income, is the amount of interest income generated by earning assets (principally investment securities and loans) less interest expense paid on interest bearing liabilities (largely deposits and other borrowings).

A critical task of management is to price assets and liabilities so that the spread between the interest earned on assets and the interest paid on liabilities is maximized without unacceptable risk. While interest rates on earning assets and interest bearing liabilities are subject to market forces, in general the Corporation can exert more control over deposit costs than earning assets rates. Loan products carry either fixed rates of interest or rates tied to market indices determined independently. The Corporation sets its own rates on deposits, providing management with some flexibility in determining the timing and proportion of rate changes for the cost of its deposits.

Table 2 summarizes the changes in net interest income resulting from changes in volume and rates for the years ended December 31, 2000 and 1999. Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the last three years are shown in Table 3. Net interest income increased $236,000 in 2000, or 1.8% to $13,437,000 as compared with an increase of $409,000 or 3.2% to $13,201,000 in
1999. The primary factor contributing to the increase in net interest income in 2000 was the increase in interest income from asset growth. Within assets, both loans and federal funds sold increased. In 1999, the primary factor contributing to the increase in net interest income was the reduction of interest expense. Interest expense was reduced even though interest-bearing liabilities increased. This reduction in expense occurred because of continuing progress in promoting lower cost core deposits while reducing reliance on higher rate retail or negotiated certificates of deposit as well as the re-pricing that occurred on maturing certificates of deposit in response to earlier drops in prime rates.

As indicated in Table 3, for the year ended December 31, 2000, the Corporation's net interest margin was 4.91% compared with 5.18% and 5.17% for the same period in 1999 and 1998 respectively, and continues to remain substantially above peer performance. The decrease in margin in 2000 is attributable to an increase in the Corporation's cost of funds. Cost of funding increased in response to increases in treasury rates and local competitor's rates. The increase in net interest margin in 1999 and 1998 is attributable to the change in balance sheet mix achieved through growth and the continued emphasis on lowering the cost of funds outlined in the paragraph above. Management anticipates steady loan growth and accordingly, continued growth in net interest income in 2001.

Average earning assets increased 7.4% in 2000, 2.9% in 1999, and 3.0% in 1998. Loans, the highest yielding component of earning assets, represented 72.3% of earning assets in 2000, compared to 69.9% in

1999 and 69.4% in 1998. Average interest bearing liabilities increased 7.0% in 2000, 2.5% in 1999, and 1.4% in 1998. Non-interest bearing deposits amounted to 13.1% of average earning assets in 2000 compared with 11.7% in 1999 and 11.0% in 1998.

TABLE 2                 Changes in Net Interest Income
                        Due to Changes in Average Volume
                               and Interest Rates
                            Years Ended December 31,
                                                  INCREASE (DECREASE)         INCREASE (DECREASE)
                                                          2000                       1999
                                                         DUE TO:                    DUE TO:
                                              --------------------------------------------------------
                                                          YIELD/                     YIELD/
(000's omitted)                                   VOL      RATE    TOTAL    VOL      RATE      TOTAL
------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS IN BANKS                  $0        $0      $0     $ (1)       $0      $ (1)
TAXABLE SECURITIES                                   4       147     151      309         7       316
TAX-EXEMPT SECURITIES                               91        (7)     84       81       (13)       68
FEDERAL FUNDS SOLD                                (137)      188      51       48       (53)       (5)

TOTAL LOANS                                      1,859       (33)  1,826      631      (754)     (123)
LOANS HELD FOR SALE                                  0         1       1     (482)        1      (481)
                                              --------------------------------------------------------

                         TOTAL EARNING ASSETS    1,817       296   2,113      586      (812)     (226)


INTEREST BEARING DEMAND DEPOSITS                   (31)       51      20      127      (177)      (50)
SAVINGS DEPOSITS                                    22       346     368      114        39       153
TIME C.D.s $100,000 AND OVER                       420       263     683      (46)      (96)     (142)
OTHER TIME DEPOSITS                                 15       299     314     (207)     (361)     (568)
OTHER BORROWINGS                                   526       (34)    492      (24)       (4)      (28)
                                              --------------------------------------------------------

           TOTAL INTEREST BEARING LIABILITIES      952       925   1,877      (36)     (599)     (635)
                                              --------------------------------------------------------

                          NET INTEREST INCOME     $865     ($629)   $236     $622     ($213)     $409
                                              ========================================================

TABLE 3                                                       Summary of Net Interest Income
(000's omitted)                                                  Years Ended December 31,
                                            2000                          1999                           1998
ASSETS                          AVG BAL   INC/EXP  YIELD      AVG BAL   INC/EXP  YIELD        AVG BAL  INC/EXP  YIELD
                                -------------------------------------------------------------------------------------
 Interest bearing deposits in         $0      $0   0.00%           $0      $0    0.00%           $16      $1   6.25%
Banks
 Investment securities:
   U.S. Treasury and              50,884   3,244   6.38%       51,098   3,091    6.05%        45,998   2,777   6.04%
Government Agencies
   State and Political            14,298     667   4.66%       12,365     583    4.71%        10,689     515   4.82%
   Other                           1,086      63   5.80%          814      65    7.99%           827      63   7.62%
                                -------------------------    --------------------------     -------------------------
   Total Investment Securities    66,268   3,974   6.00%       64,277   3,739    5.82%        57,514   3,355   5.83%
   Fed Funds Sold                  9,306     643   6.91%       12,100     592    4.89%        11,199     597   5.33%
 Loans:
   Commercial                    105,276  10,120   9.61%       90,985   8,804    9.68%        83,430   8,203   9.83%
   Tax Free                          618      34   5.50%          366      21    5.74%           409      23   5.62%
   Real Estate-Mortgage           23,552   2,130   9.04%       24,442   2,085    8.53%        19,601   1,946   9.93%
   Consumer                       68,342   6,412   9.38%       62,367   5,960    9.56%        68,344   6,821   9.98%
                                -------------------------    --------------------------     -------------------------
 Total loans                     197,788  18,696   9.45%      178,160  16,870    9.47%       171,784  16,993   9.89%
 Allowance for Loan Loss          (3,157)                      (2,928)                        (2,845)
 Net Loans                       194,631  18,696   9.61%      175,232  16,870    9.63%       168,939  16,993  10.06%
                                -------------------------    --------------------------     -------------------------
Loans Held for Sale                  184      14   7.63%          180      13    7.22%         7,016     494   7.04%
                                -------------------------    --------------------------     -------------------------
 TOTAL EARNING ASSETS           $273,546 $23,327   8.53%     $254,717 $21,214    8.33%      $247,529 $21,440   8.66%
                                -------------------------------------------------------------------------------------
 Cash Due from Banks              12,202                       10,149                          9,650
 All Other Assets                 13,390                       11,842                          9,278
                                ---------                    ---------                      ---------
TOTAL ASSETS                    $295,981                     $273,780                       $263,612
                                ---------                    ---------                      ---------
LIABILITIES & SHAREHOLDERS'
EQUITY:
  Deposits:
   Non-Interest bearing - DDA    $35,711                      $29,912                        $27,202
   Interest bearing - DDA         40,199     733   1.82%       41,996     713    1.70%        35,982     763   2.12%
   Savings Deposits               66,890   2,311   3.45%       66,141   1,943    2.94%        62,172   1,790   2.88%
   Time CD's $100,000 and Over    33,025   2,042   6.18%       25,226   1,359    5.39%        26,034   1,501   5.77%
   Other Time CD's                75,124   4,180   5.56%       74,827   3,866    5.17%        78,495   4,434   5.65%
                                -------------------------    --------------------------     -------------------------
 Total Deposits                  250,949   9,266   3.69%      238,102   7,881    3.31%       229,885   8,488   3.69%
 Other Borrowings                  9,509     624   6.56%        1,908     132    6.92%         2,249     160   7.11%
                                -------------------------    --------------------------     -------------------------
  INTEREST BEARING LIABILITIES  $224,747  $9,890   4.40%     $210,098  $8,013    3.81%      $204,932  $8,648   4.22%
                                -------------------------------------------------------------------------------------
 All Other Liabilities             1,958                        2,175                          2,512
 Shareholders Equity              33,565                       31,595                         28,966
                                ---------                    ---------                      ---------
 TOTAL LIABILITIES and S/H      $295,981                     $273,780                       $263,612
EQUITY
                                ---------        --------    ---------        ---------     ---------        --------
Net Interest Rate Spread                           4.13%                         4.51%                         4.44%
   Impact of Non-Int. Funds on                     0.78%                         0.67%                         0.73%
Margin
                                                 --------                     ---------                      --------
Net Interest Income/Margin               $13,437   4.91%              $13,201    5.18%               $12,792   5.17%
                                         ================             =================              ================

ALLOWANCE AND PROVISION FOR POSSIBLE CREDIT LOSSES

The allowance for possible credit losses reflects management's judgment as to the level considered appropriate to absorb potential losses inherent in the loan portfolio. The Bank's methodology in determining the adequacy of the allowance includes a review of individual loans and off-balance sheet arrangements, size and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated future net charge-offs, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. At December 31, 2000, the allowance for possible credit losses was $2,932,000 or 1.50% of total loans. This compares with $2,961,000 or 1.55% at December 31, 1999 and $2,783,000, or 1.72%, at December
31, 1998. The Corporation has lowered the allowance for possible credit losses as a percent of total loans because of overall asset quality.

The provision for possible credit losses was $584,000 in 2000 and $545,000 and $724,000 in 1999 and 1998 respectively. The modest increase in provision in 2000 represents management's efforts to maintain adequate reserves commensurate with loan growth. The decrease in the provision in 1999 reflects an overall improvement in asset quality and a reduction in loans charged-off. Loans charged-off decreased in 1999 because of a non-repetitive, substantial write down on a non-performing commercial loan in 1998. Table 4 summarizes loan losses and recoveries from 1996 through 2000. During 2000 the Corporation experienced net charge-offs of $613,000, compared with net charge-offs of $367,000 and $896,000 in 1999 and 1998 respectively. Accordingly, the net charge-off ratio for 2000 was .31% compared to .19% and .55% at the end of 1999 and 1998 respectively. The net charge-off ratio increased in 2000 primarily due to a write down on a non-performing commercial loan. The net charge-off ratio decreased significantly in 1999 due to an increase in overall asset quality.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for possible credit losses is adequate to meet normal credit risks in the loan portfolio. The Corporation's loan portfolio has no significant concentrations in any one industry nor any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation's local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that may not be performing as agreed. Because of these factors and the uncertainty of economic conditions, management expects to maintain the current level of the allowance for loan losses as a percentage of gross loans in 2001. Non-performing loans are discussed further in the section titled "Non-Performing Assets".

TABLE 4
Analysis of the Allowance for Possible Credit Losses      Years Ended December 31,
(000's omitted)                                2000    1999        1998      1997      1996
--------------------------------------------------------------------------------------------
Balance Beginning of Period                  $2,961   $2,783     $2,955    $2,836    $2,618
                                          --------------------------------------------------
Charge-offs:
    Commercial, Financial and                  (284)     (72)      (454)      (69)     (154)
Agricultural
    Real Estate-Construction                      0        0          0         0         0
    Real Estate-Mortgage                          0       (2)       (77)        0       (50)
    Installment Loans to Individuals           (522)    (377)      (537)     (500)     (304)
                                          --------------------------------------------------
      Total Charge-offs                        (806)    (451)    (1,068)     (569)     (508)
                                          --------------------------------------------------
Recoveries:
    Commercial, Financial and                   107       13         43        15         7
Agricultural
    Real Estate-Construction                      0        0          0         0         0
    Real Estate-Mortgage                          0        0         37         4         8
    Installment Loans to Individuals             86       71         92        45        63
                                          --------------------------------------------------
Total Recoveries                                193       84        172        64        78
                                          --------------------------------------------------
Net Charge-offs                                (613)    (367)      (896)     (505)     (430)
                                          --------------------------------------------------
Provision                                       584      545        724       624       648
                                          --------------------------------------------------
Balance at End of Period                     $2,932   $2,961     $2,783    $2,955    $2,836
                                          ==================================================
Ratio of Net Charge-Offs During the           0.31%    0.19%      0.55%     0.28%     0.24%
Period

OTHER OPERATING INCOME

TABLE 5                                                          Years Ended
Analysis of Other Operating Income                              December 31,
-------------------------------------------------------------------------------------
(000's omitted)                                        2000        1999        1998
-------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                   $1,915      $1,972      $1,766
Gain on Sale of Mortgages                                179         108         283
Gain on Sale of Real Estate Owned                         25          89           8
Mortgage Servicing Fees                                  631         153         181
Fiduciary Income                                         695         581         562
Gain on Security Transactions                              0          24         112
Other Operating Income                                 1,083       1,335       1,116
                                                 ------------------------------------
  Total Non-Interest Income                           $4,528      $4,262      $4,028
                                                 ====================================

Other operating income was $4,528,000 in 2000, $4,262,000 and $4,028,000 in 1999
and 1998 respectively. These amounts represent an increase of 6.2% in 2000 compared to 1999 and an increase of 5.8% comparing 1999 to 1998.

The most significant category of other operating income is service charges on deposit accounts. These fees were $1,915,000 in 2000, compared to $1,972,000 and $1,766,000 in 1999 and 1998 respectively. This is a decrease of $57,000 or 2.9% in 2000, an increase of $206,000 or 11.7% in 1999, and an increase of $182,000 or 11.5% in 1998. In 2000, the decrease is attributable to higher individual checking and saving account balances offsetting service charges. In 1999 and 1998 increases in service charges are attributable to growth in deposit totals, the number of accounts and certain account activities.

Gains on the sale of mortgage loans originated by the Bank and sold in the secondary market were $179,000 in 2000, $108,000 in 1999, and $283,000 in 1998.
The 65.7% increase in 2000 is attributable to increases in mortgage loans made and subsequently sold in the secondary market due to an increase in new home purchase activity. The 61.9% decrease in 1999 is attributable to decreases in mortgage loans made and subsequently sold in the secondary market due to a decrease in new home purchase and refinance activity due to the impact of changing market rates. The 31.6% increase in 1998 is attributable to increases in mortgage loans made and subsequently sold in the secondary market due to an increase in refinance activity brought on by market rates.

Mortgage servicing fees increased substantially in 2000. The fees increased from $153,000 in 1999 to $631,000 in 2000. The increase is attributable to a gain on the sale of mortgage servicing rights associated with loans previously sold in the secondary market.

Fiduciary income increased $114,000 in 2000 to $695,000 compared to $581,000 in 1999 and $562,000 in 1998. The 19.6% increase in 2000, and the 3.4% increase in 1999 are attributable to growth in the assets under management within the Corporation's Investment Trust Department and the market value of assets under management.

In 1999, the Company recognized a $24,000 gain on security transactions compared to $112,000 in security gains in 1998. These gains are a result of several transactions wherein the Company sold investment securities to reinvest in issues which provided greater total income potential. In 2000 there were no sale transactions and accordingly no gains.

Other operating income includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other operating income was $1,108,000 in 2000 compared to $1,335,000 and $1,116,000 in 1999 and 1998 respectively. The decrease in 2000 compared to 1999, and the increase in 1999 compared to 1998 is primarily attributable to a one time gain representing a premium received for deposits sold in connection with a branch sale.

OTHER OPERATING EXPENSE

TABLE 6                                                           Years Ended
Analysis of Other Operating Expense                               December 31,
---------------------------------------------------------------------------------------
(000's omitted)                                         2000         1999        1998
---------------------------------------------------------------------------------------
Salaries and  Benefits                                 $5,801       $5,564      $5,025
Equipment                                               1,552        1,429       1,396
Net Occupancy                                             784          797         723
FDIC Assessment                                            50           27          28
Office Supplies                                           311          274         313
Loan & Collection Expense                                 289          373         356
Advertising and Promotional                               263          257         249
Other Operating Expenses                                2,386        2,415       2,458
                                                 --------------------------------------
  Total Non-Interest Expense                          $11,436      $11,136     $10,548
                                                 ======================================

Total other operating expense was $11,436,000 in 2000 compared to $11,136,000 in 1999 and $10,548,000 in 1998. This is an increase of 2.7% in 2000 and 5.6% in
1999.

Salary and benefit costs, the Corporation's largest other operating expense category, were $5,801,000 in 2000, compared with $5,564,000 in 1999, and $5,025,000 in 1998. Increased costs are a result of annual salary increases and staff additions in connection with the spin-off of two branches to form a separate bank.

In 2000, equipment expenses were $1,552,000 compared to $1,429,000 in 1999 and $1,396,000 in 1998, an increase of 8.6% in 2000 and an increase of 2.4% in 1999. The increase in 2000 is attributable to depreciation costs. Depreciation expense increased in connection with equipment leases and purchases including a new main frame system. Equipment expenses increased in 1999 primarily because of higher costs in connection with maintenance contracts. A minimal portion of the increase in equipment expense in 1999 is attributable to depreciation on replacement equipment to ensure Y2K compatibility. Overall the impact of Y2K was insignificant.

Occupancy expenses associated with the Corporation's facilities were $784,000 in 2000 compared to $797,000 in 1999 and $723,000 in 1998. In 2000, this is a decrease of 1.6% and in 1999 an increase of 10.2%. The decrease in 2000 is attributable to lower lease expense as a result of a branch sale in 1999. In 1999 the increase is attributable to increases in facility repairs, maintenance contracts, and expenses connected with the opening of the "Loan Store".

Loan and collection expenses were $289,000 in 2000 compared to $373,000 in 1999, and $356,000 in 1998. The $84,000 or 22.5% decrease in 2000 is attributable to a decrease in dealer service fees paid in connection with indirect auto lending and a decrease in fees paid by the Corporation for the origination of home equity loans. The $17,000 or 4.8% increase in 1999 is attributable to expense in connection with the disposition of other real estate and increased legal expense in connection with loan collections.

The final category of operating expense is other operating expenses. These expenses were $2,386,000 in 2000 compared to $2,415,000 in 1999, and $2,458,000 in 1998. These fees were lower in 2000 because of a reduction in costs for legal and professional fees. These expenses decreased in 1999 because of lower costs for check production.

FINANCIAL CONDITION

Proper management of the volume and composition of the Corporation's earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. The Corporation's investment securities portfolio is structured to provide a source of liquidity through maturities and generate an income stream with relatively low levels of principal risk. The Corporation does not engage in securities trading. Loans comprise the largest component of earning assets and are the Corporation's highest yielding assets. Client deposits are the primary source of funding for earning assets while short term debt and other sources of funds could be utilized if market conditions and liquidity needs change.

The Corporation's total assets averaged $296 million for 2000 exceeding 1999's average of $274 million by $22 million or 8%. Average loans comprised 66.8% of total average assets during 2000 compared to 65.1% in 1999. Loans grew $19.6 million on average with commercial loans leading the advance by $14.3 million or 15.7%. The ratio of average non-interest bearing deposits to total deposits was 14.2% in 2000 compared to 12.6% during 1999. Interest bearing deposits comprised 95.8% of total average interest bearing liabilities during 2000, down slightly from 99.1% during 1999.

INVESTMENT SECURITIES PORTFOLIO

Investment securities (including equity securities) totaled $66,704,000 at December 31, 2000 compared to $67,886,000 at December 31, 1999. This is a decrease of $1,182,000 or 1.7%. The decrease in 2000, resulted principally from maturing principal throughout the year, which due to stronger demand was used to fund new loans. At December 31, 2000 these investment securities comprised 24.8% of earning assets, down from 26.1% at December 31, 1999. A summary of investment securities balances (including available for sale and held to maturity securities) at the end of the last five years are included below. The
Corporation considers all of its investments as available for sale except for Michigan tax exempt securities which are classified as held to maturity.

TABLE 7
Investment Securities
(000's omitted)
December 31,                                        2000        1999       1998       1997      1996
-----------------------------------------------------------------------------------------------------
U.S. Treasury                                         $0          $0     $1,000     $5,981    $7,943
Federal Agencies:
  Mortgage-backed                                 19,237      21,520     12,690      3,535     2,833
  Other                                           32,125      31,365     51,626     36,184    32,863
Tax-Exempt State and Municipal                    14,247      13,922     11,377      9,590     6,530
Other                                              1,095       1,079      1,263        760       716
                                             --------------------------------------------------------
  Total Investment Securities                    $66,704     $67,886    $77,956    $56,050   $50,885

Table 8 contains the amortized cost, fair value, and yields of the classes of debt investment securities for each of the last two years. As the data indicates, investment securities balances from December 31, 1999 to December 31, 2000 have decreased. Increases in loan balances from new loan growth in excess of the amount of deposit growth, accounts for the decrease in investments in 2000.

The Corporation's present policies with respect to the classification of investments in debt and equity securities are discussed in Note A to the Consolidated Financial Statements. An analysis of investment securities classifications, excluding equity securities at year end for each of the last two years is presented in Table 8. As of December 31, 2000, the estimated aggregate fair value of the Corporation's debt investment securities portfolio was $2,000 above amortized cost. At December 31, 2000 gross unrealized gains were $246,000 and gross unrealized losses were $244,000. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note C to the Consolidated Financial Statements.

TABLE 8
Analysis of Investment Securities
                                                  2000                         1999
                                     Amortized    Fair             Amortized   Fair
(000's omitted)                        Cost      Value    Yield      Cost      Value   Yield
---------------------------------------------------------------------------------------------
Available for Sale:
  U.S. Treasuries                          $0        $0    0.00%         $0        $0   0.00%
  U.S. Agencies                        32,144    32,125    6.19%     31,128    30,447   6.16%
  Mortgage backed                      19,352    19,237    5.96%     22,273    21,521   5.96%
  Tax exempt State and Municipal          964       964    6.51%        920       917   6.59%
Held To Maturity:
  Tax exempt State and Municipal       13,283    13,419    6.56%     13,922    13,774   6.22%
                                   ----------------------------------------------------------

  Total                               $65,743   $65,745    6.20%    $68,243   $66,659   6.11%
                                   ==========================================================

Average Maturity                                   3.34    Years                 4.45  Years

The following table shows, by class of maturities at December 31, 2000, the amounts and weighted average yields of debt investment securities.

TABLE 9
Analysis and Maturities of Investment Securities
                                     Amortized       Fair
(000's omitted)                        Cost         Value          Yield
--------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Agencies
  One year or less                      $4,114       $4,129         6.34%
  Over one through five years           24,022       24,012         6.13%
  Over five through ten years            4,008        3,984         6.42%
  Over ten years                             0            0         0.00%
                                 ---------------------------
    Total                               32,144       32,125
Mortgage-Backed
  One year or less                          $0           $0
  Over one through five years              177          176         6.39%
  Over five through ten years            6,966        6,991         6.30%
  Over ten years                        12,209       12,070         5.85%
                                 ---------------------------
    Total                               19,352       19,237
State and Political
  One year or less                        $964         $964         6.51%
  Over one through five years                0            0
  Over five through ten years                0            0
  Over ten years                             0            0
                                 ---------------------------
    Total                                  964          964

HELD TO MATURITY
State and Political
  One year or less                      $4,139       $4,156         7.23%
  Over one through five years            4,503        4,544         6.45%
  Over five through ten years            2,524        2,592         6.84%
  Over ten years                         2,117        2,127         6.59%
                                 ---------------------------
    Total                               13,283       13,419
Total Investment Securities            $65,743      $65,745

LOAN PORTFOLIO

The Corporation extends credit primarily within in its local markets in Genesee, Oakland, and Livingston counties. The Corporation's commercial loan portfolio is widely diversified with no concentration within a single industry that exceeds 10% of total loans. The Corporation's respective loan portfolio balances are summarized in Table 10.

Total loans increased $4,042,000 at December 31, 2000, with total loans comprising 72.5% of earning assets as compared to 71.5% of December 31, 1999 earning assets. Local economic conditions remained strong throughout 2000. The strength of the local economy supported continued commercial business growth including commercial development. Accordingly, the Corporation experienced strong demand for commercial loans. In 2000, commercial loans increased approximately $9,000,000 to $101,925,000 or 9.7% . Additionally, real estate construction and development loans increased $4,990,000 or 40% to $17,471,000 at December 31, 2000. Consumer loans increased modestly in 2000 while real estate mortgage loans decreased due to the sale of approximately $10,000,000 in fixed rate mortgage loans in the last quarter of 2000.

During 1999, the Corporation experienced a significant amount of commercial loan demand brought on by strong growth within our market areas. Because of this demand, commercial loans increased $14,064,000 or 17.8% in 1999. Mortgage loans also increased significantly in 1999 primarily due to a management decision to hold certain loans as portfolio loans as opposed to selling them in the secondary market. Accordingly, mortgage loans increased $9,768,000 in 1999.

Management expects the local economy to support continued growth and development in 2001 and will aggressively seek out new loan opportunities while continuing to maintain sound credit quality.

TABLE 10
Loan Portfolio
December 31,
(000's omitted)                         2000          1999         1998          1997          1996
-----------------------------------------------------------------------------------------------------
Commercial                            $101,925      $92,896       $78,832       $81,544      $79,450
Real estate - construction              17,471       12,481         9,010        14,589       15,467
Real estate - mortgage                  10,514       21,409        11,641        15,007       15,924
Consumer                                65,198       64,280        62,423        69,533       64,388
                                 --------------------------------------------------------------------
  Total                               $195,108     $191,066      $161,906      $180,673     $175,229
                                 ====================================================================

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been re-negotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 11 represents the levels of these assets at December 31, 1996 through 2000.

The improvement in total non-performing assets at December 31, 2000 compared to 1999 is attributable to the sale and disposition of other real estate owned and in redemption, offset by only a modest increase in non-performing loans.

The improvement or decrease in non-performing loans in 1999 as compared to 1998 and in 1998 compared to 1997 is the result of various factors including successful workout strategies and charges to the allowance for loan losses.

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

TABLE 11
Non-Performing Assets and Past Due Loans
                                                      December 31,
                                             2000         1999         1998           1997      1996
                                         ----------------------------------------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                 $489,000     $240,000     $168,000    $618,000     $123,000
  Non-Accrual Loans                           731,000      859,000    1,102,000   1,866,000      575,000
  Renegotiated Loans                                0        6,000        7,000       8,000            0
                                         ----------------------------------------------------------------
    Total Non-Performing Loans              1,220,000    1,105,000    1,277,000   2,492,000      698,000
                                         ----------------------------------------------------------------
Other Non-Performing Assets:
  Other Real Estate                                 0      288,000      172,000           0       56,000
  Other Real Estate Owned  in                       0      179,000       96,000           0            0
Redemption
  Other Non-Performing  Assets                159,000       56,000       39,000      94,000       28,000
                                         ----------------------------------------------------------------
    Total Other Non-Performing Assets         159,000      523,000      307,000      94,000       84,000
                                         ----------------------------------------------------------------
Total Non-Performing Assets                $1,379,000   $1,628,000   $1,584,000  $2,586,000     $782,000
                                         ================================================================
Non-Performing Loans as a % of
  Total Loans                                   0.63%        0.58%        0.79%       1.38%        0.40%
Non-Performing Assets as a % of
  Total Loans and Other Real Estate             0.71%        0.85%        0.98%       1.43%        0.45%
Allowance for Loan Losses as a % of
  Non-Performing Loans                        240.33%      267.96%      217.93%     118.58%      406.30%
Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets             212.62%      199.57%      192.61%     114.27%      369.82%
Accruing Loans Past Due 90 Days or
  More to Total Loans                           0.25%        0.13%        0.10%       0.34%        0.07%
Non-performing Assets as a % of
  Total Assets                                  0.47%        0.57%        0.58%       0.98%        0.31%

Table 12 reflects the allocation of the allowance for loan losses and is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. The Corporation does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified. Table 12 also reflects the percentage ratio of outstanding loans by category to total loans at the end of the respective year.

TABLE 12
Allocation of the Allowance for Loan Losses

                                2000             1999              1998             1997              1996
December 31,                        Loan             Loan              Loan             Loan              Loan
(000's omitted)            Amount     %      Amount     %     Amount     %      Amount     %     Amount     %
-----------------------------------------------------------------------------------------------------------------
Commercial                 $1,645   58.69%   $1,682  53.19%   $1,270   51.69%   $1,416  49.65%   $1,065   48.56%
Real estate mortgage           94    7.89%      144  13.17%      130    9.76%      153  11.86%      370   14.70%
Consumer                      890   33.42%      963  33.64%      983   38.56%    1,376  38.49%    1,374   36.74%
Unallocated                   303               172              400                10               27
-----------------------------------------------------------------------------------------------------------------
  Total                    $2,932  100.00%   $2,961 100.00%   $2,783  100.00%   $2,955 100.00%   $2,836  100.00%
                         ========================================================================================

The following describes the Corporation's policy and related disclosures for impaired loans. The Corporation maintains an allowance for impaired loans. A loan is considered impaired when management determines it is probable that the principal and interest due under the contractual terms of the loan will not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired non-accrual loans is recognized on a cash basis. Interest income on all other impaired loans is recorded on an accrual basis.

Certain of the Corporation's non-performing loans included in Table 11 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated substandard or worse are also measured for impairment. Impairment losses are adequately covered by the provision for loan losses. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the impaired loan data in the following paragraphs.

At December 31, 2000, loans considered to be impaired totaled $2,315,000. All amounts included within impaired loans required specific allowance. The average recorded investment in impaired loans was $1,932,000 in 2000. The interest income recognized on impaired loans based on cash collections totaled $146,000 during 2000.

At December 31, 1999, loans considered to be impaired totaled $1,548,000. All amounts included in impaired loans required specific allowance. The average recorded investment in impaired loans was $1,848,000 in 1999. The interest income recognized on impaired loans based on cash collections totaled $299,000 during 1999.

The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Interest accrued but not collected is reversed against income for the current quarter and charged to the allowance for loan losses for prior quarters when the loan is placed on non-accrual status.

DEPOSITS

TABLE 13
Average Deposits
Years Ended December 31,       2000               1999              1998              1997              1996
                         Average  Average   Average  Average  Average  Average  Average  Average  Average  Average
(000's omitted)          Balance    Rate    Balance    Rate   Balance    Rate   Balance   Rate    Balance    Rate
-----------------------------------------------------------------------------------------------------------------
Non-int. bearing demand  $35,711            $29,912           $27,202           $26,447           $26,895
Interest-bearing demand   40,199    1.82%    41,996    1.70%   35,982    2.12%   32,380   2.30%    30,534    2.48%
Savings                   66,890    3.45%    66,141    2.94%   62,172    2.88%   59,892   3.31%    56,536    3.11%
Time                     108,149    5.75%   100,053    5.23%  104,529    5.68%  107,388   5.84%   100,840    5.82%
                        -----------------------------------------------------------------------------------------
  Total                 $250,949    3.69%   $238,102   3.31% $229,885    3.69% $226,107   3.98%  $214,805    3.91%
                        =========================================================================================

The Corporation's average deposit balances and rates for the past five years are summarized in Table 13. Total average deposits were 5.4% higher in 2000 as compared to 1999. Deposit growth was derived primarily from increases in non-interest bearing demand and time deposits. Interest-bearing demand deposits comprised 16.0% of total deposits while savings deposits comprised 26.7% of total deposits.

As of December 31, 2000 certificates of deposit of $100,000 or more accounted for approximately 13.8% of total deposits compared to 11.4% at December 31, 1999. The maturities of these deposits are summarized in Table 14.

TABLE 14
Maturity of Time Certificates of Deposit of $100,000 or More
                                   December 31,
(000's omitted)                       2000
-----------------------------------------------
Three months or less                   $16,673
Over three through six months            9,453
Over six through twelve months           3,822
Over twelve months                       4,311
                                 --------------
  Total                                 34,259
                                 ==============

FEDERAL INCOME TAXES

The Corporation's effective tax rate was 29% for 2000 and 31% for 1999 and 1998. The principal difference between the effective tax rates and the statutory tax rate of 34% is the Corporation's investment in securities and loans which provide income exempt from federal income tax. Additional information relating to federal income taxes is included in Note H to the Consolidated Financial Statements.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Asset/Liability management is designed to assure liquidity and reduce interest rate risks. The goal in managing interest rate risk is to maintain a strong and relatively stable net interest margin. It is the responsibility of the Asset/Liability Management Committee (ALCO) to set policy guidelines and to establish short-term and long-term strategies with respect to interest rate exposure and liquidity. The ALCO, which is comprised of key members of senior management, meets regularly to review financial performance and soundness, including interest rate risk and liquidity exposure in relation to present and prospective markets, business conditions, and product lines. Accordingly, the committee adopts funding and balance sheet management strategies that are intended to maintain earnings, liquidity, and growth rates consistent with policy and prudent business standards.

Liquidity maintenance, together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Bank's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank's deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in 2000, 1999, and 1998. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased), while secondary liquidity is provided by the investment portfolio. As of December 31, 2000 federal funds sold represented 2.5% of total assets, compared to .3% at the end of 1999. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

Interest rate risk is managed by controlling and limiting the level of earnings volatility arising from rate movements. The Corporation regularly performs reviews and analyses of those factors impacting interest rate risk. Factors include maturity and re-pricing frequency of balance sheet components, impact of rate changes on interest margin and prepayment speeds, market value impacts of rate changes, and other issues. Both actual and projected performance, are reviewed, analyzed, and compared to policy and objectives to assure present and future financial viability.

The Corporation had cash flows from financing activities resulting primarily from the growth of certificates of deposit and short-term borrowings. In 2000, these deposits increased $6,462,000 and these borrowings increased $3,315,000. Cash used in investing activities was $3,347,000 in 2000 compared to $23,424,000 in 1999 and $4,490,000 in 1998. The decrease in investing activities in 2000 resulted from the increase in origination of loans and a decrease in investing activities.

RISK ELEMENTS AND MANAGEMENT

Credit risk is managed via specific credit approvals and monitoring procedures. The Corporation's outside loan review function examines the loan portfolio on a periodic basis for compliance with credit policies and for identification of problem loans. These procedures provide management with information for setting appropriate direction and taking corrective action as needed.

The Corporation closely monitors its construction and commercial mortgage loan portfolios. Construction loans at December 31, 2000, which comprised 9.0% of total loans, totaled $17,471,000 as compared to $12,481,000 and $9,010,000 at the end of 1999 and 1998 respectively.

The construction and commercial real estate loan properties are located principally in the Corporation's local markets. Included are loans to various industries and professional organizations. The Corporation believes that these portfolios are well diversified and do not present a significant risk to the institution.

CAPITAL RESOURCES

Management closely monitors capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined "well capitalized" institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 10%, 6%, and 5% respectively. At December 31, 2000, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company as defined by federal law.

Total shareholders' equity rose 12.2% to $35,754,000 at December 31, 2000, compared with $31,865,000 at December 31, 1999. The Corporation's equity to asset ratio was 12.2% at December 31, 2000, compared to 11.2% at December 31, 1999. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In 2000, the Corporation increased its cash dividends by 4.3% to $.97 per share compared with $.93 in 1999.

At December 31, 2000, the Corporation's tier 1 and total risk-based capital ratios were 15.0% and 16.2%, respectively, compared with 13.0% and 14.3% in 1999. The Corporation's tier 1 leverage ratio was 12.1% at December 31, 2000 compared with 11.2% at December 31, 1999. These increases in risk-based capital ratios are largely attributable to an increase in federal funds sold investments at December 31, 2000, and the increases in capital.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Fentura Bancorp, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. Throughout 2000, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2000 compared to 1999.

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of the Corporation's control. All information provided in this section consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" in this annual report for a discussion of the limitations on the Corporation's responsibility for such statements.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2000. They show expected cash flows from market sensitive instruments for each of the next five years and thereafter. The expected maturity date values for loans (including loans held for sale) and investment securities (at amortized cost) were calculated without adjusting the instruments' contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for re-pricing. The Corporation believes that re-pricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table.

TABLE 15
Rate Sensitivity of Financial Instruments
(000's omitted)                    2001      2002      2003      2004      2005     Thereafter    Total
----------------------------------------------------------------------------------------------------------
         Rate Sensitive Assets:
      Fixed interest rate loans    $22,639   $17,361   $18,792   $23,771   $21,465    $31,614    $135,642
          Average interest rate      9.39%     9.60%     9.56%     9.15%     9.44%      7.71%
   Variable interest rate loans    $36,737    $6,368    $3,683   $12,003        $0       $862     $59,653
          Average interest rate     10.36%    10.40%    10.31%    10.35%    10.24%      8.89%
            Fixed interest rate     $9,232   $11,302   $13,435    $2,680    $1,276    $27,627     $65,552
                     securities
          Average interest rate      6.76%     6.09%     6.05%     6.89%     6.39%      6.12%
         Variable Interest rate                                                        $1,152      $1,152
                     securities
          Average interest rate                                                         5.83%
  Other interest bearing assets     $7,250                                                         $7,250
          Average interest rate      6.44%

    Rate Sensitive Liabilities:
      Interest-bearing checking    $37,165                                                        $37,165
          Average interest rate      1.71%
                        Savings    $66,186                                                        $66,186
          Average interest rate      3.45%
                           Time    $75,269   $22,597      $6,421  $5,985        $0       $271    $110,543
          Average interest rate      5.80%     6.10%       5.96%   5.95%     6.58%      4.69%
          Short term borrowings     $4,680                                                         $4,680
          Average interest rate      5.92%
                  FHLB advances        $10       $10         $10     $10       $10     $1,101      $1,151
          Average interest rate      7.34%     7.34%       7.34%   7.34%     7.34%      7.34%

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

Table 16 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of December 31, 2000, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

TABLE 16                                                        Gap Analysis
                                                                      December 31, 2000
                                                      Within       Three      One to      After
                                                       Three      Months-      Five       Five
(000's Omitted)                                       Months     One Year     Years       Years       Total
-------------------------------------------------------------------------------------------------------------
  Interest Bearing Bank Deposits                          $0          $0          $0          $0          $0
  Federal Funds Sold                                   7,250           0           0           0       7,250
  Investment Securities                                1,172       9,212      28,692      27,628      66,704
  Loans                                               72,538       9,265      81,389      31,916     195,108
  Loans Held for Sale                                    187           0           0           0         187
                                                 ------------------------------------------------------------
    Total Earning Assets                             $81,147     $18,477    $110,081     $59,544    $269,249
                                                 ============================================================
Interest Bearing Liabilities:
  Interest Bearing Demand Deposits                   $37,165          $0          $0          $0     $37,165
  Savings Deposits                                    23,371           0           0      42,815      66,186
  Time Deposits Less than $100,000                    19,387      26,768      30,054          75      76,284
  Time Deposits Greater than $100,000                 16,673      13,275       4,311           0      34,259
  Federal Funds Purchased                              3,250                                           3,250
  Other Borrowings                                     1,430          10          40       1,101       2,581
                                                 ------------------------------------------------------------
    Total Interest Bearing Liabilities              $101,276     $40,053     $34,405     $43,991    $219,725
                                                 ============================================================
Interest Rate Sensitivity GAP                       ($20,129)   ($21,576)    $75,676     $15,553     $49,524
Cumulative Interest Rate
  Sensitivity GAP                                   ($20,129)   ($41,705)    $33,971     $49,524
Interest Rate Sensitivity GAP                          -0.80       -0.46        3.20        1.35
Cumulative Interest Rate
  Sensitivity GAP Ratio                                -0.80       -0.70        1.19        1.23

As indicated in Table 16, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. Conversely, if market interest rates decrease, this negative gap position would have a short-term positive impact on interest margin. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The Corporation is implementing a sophisticated computer program to perform analysis of interest rate risk, assist with asset/liability management, and model and measure interest rate sensitivity.


ACCOUNTING AND REPORTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 133, (as amended), "Accounting for Derivative Instruments and Hedging Activities." The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective in 2001 for the Corporation. However, management does not expect this pronouncement to have a significant impact on the Corporation's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Implementation of SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

FORWARD LOOKING STATEMENTS

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

Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward looking statement include, but are not limited to, changes in interest rate and interest rate relationships, demands for products and services, the degree of competition by traditional and non-traditional competitors, changes in banking laws or regulations, changes in tax laws, change in prices, the impact of technological advances, government and regulatory policy changes, the outcome of pending and future litigation and contingencies, trends in customer behavior as well as their ability to repay loans, and the local economy.

FENTURA BANCORP, INC. COMMON STOCK

Table 17 sets forth the high and low market information for each quarter of 1998 through 2000. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. As of March 13, 2001, there were 602 shareholders of record, not including participants in the Company's employee stock option program.

TABLE 17
Common Stock Data
                                      Market                           Dividends
                                   Information                           Paid
    Year         Quarter               High         Low                Per Share
-------------------------------------------------------------------------------------
              First Quarter           $23.33      $22.08                  $0.175
    1998      Second Quarter           42.19       31.67                   0.175
              Third Quarter            41.67       34.38                   0.175
              Fourth Quarter           42.50       38.75                   0.350
                                                                     ------------
                                                                          $0.880


              First Quarter           $46.67      $40.83                  $0.190
    1999      Second Quarter           45.00       44.17                   0.190
              Third Quarter            47.19       37.50                   0.190
              Fourth Quarter           42.29       31.67                   0.360
                                                                     ------------
                                                                          $0.930


              First Quarter           $40.83      $29.27                  $0.210
    2000      Second Quarter           37.00       24.99                   0.210
              Third Quarter            30.00       24.63                   0.210
              Fourth Quarter           26.50       22.00                   0.340
                                                                     ------------
                                                                          $0.970

Note: Dividend per share figures have been adjusted to reflect a 20% stock dividend distributed on May 26, 2000.

                                  Exhibit 21.1
                         Subsidiaries of the Registrant


   Company                               Ownership        State of Incorporation
   -------                               ---------        ----------------------
The State Bank                             100%                  Michigan

Davison State Bank                         100%                  Michigan

Community Bank Services, Inc.      100% by The State Bank        Michigan

Fentura Mortgage Company, Inc.     100% by The State Bank        Michigan

                                  EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the Registration Statement of Fentura Bancorp, Inc. on Form S-3 (File No. 333-4668) of our report dated January 26, 2001 on the 2000 Consolidated Financial Statements of Fentura Bancorp, Inc., which report is included in the 2000 Annual Report on Form 10-K of Fentura Bancorp, Inc.




                                          GRANT THORNTON LLP

Southfield, Michigan
March 20, 2001