Form 10-Q
period 2001-03-31
FENTURA BANCORP INC
filed 2001-05-15
CIK 919865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                 (810) 629-2263
                           (Issuer's telephone number)


                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Check  whether  the issuer (1) filed all  reports  required  to be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__ Yes    ____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 10, 2001

 Class - Common Stock                         Shares Outstanding - 1,727,905

                              Fentura Bancorp, Inc.
                               Index to Form 10-Q


                                                                            Page

Part I - Financial Information

    Item 1 - Consolidated Financial Statements (Unaudited)                     3

    Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 9

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk       19


Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                                 21

                         PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc.
  Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------
                                                                      MARCH 31,         DEC 31,
(000's omitted Except Per Share Data)                                    2001            2000
                                                                     (unaudited)
-------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                           $     15,733          13,459
  Federal funds sold                                                      23,100           7,250
                                                                     ----------------------------
    Total cash & cash equivalents                                         38,833          20,709
  Securities-available for sale
  Securities-held to maturity, (market value of $13,503                   49,368          53,421
    at March 31, 2001 and $13,419 at December 31, 2000)                   13,262          13,283
                                                                     ----------------------------
      Total securities                                                    62,630          66,704
  Loans:
    Commercial                                                           104,176         101,090
    Tax exempt development loans                                             783             835
    Real estate loans - mortgage                                          11,099          10,514
    Real estate loans - construction                                      19,729          17,471
    Consumer loans                                                        63,219          65,198
                                                                     ----------------------------
  Total loans                                                            199,006         195,108
  Less: Allowance for loan losses                                         (2,950)         (2,932)
                                                                     ----------------------------
  Net loans                                                              196,056         192,176
  Loans held for sale                                                        190             187
  Bank premises and equipment                                              6,979           6,547
  Accrued interest receivable                                              1,939           1,924
  Other assets                                                             4,743           4,643
                                                                     ----------------------------
    Total assets                                                 $       311,370         292,890
                                                                     ============================

LIABILITIES
  Deposits:
    Non-interest bearing deposits                                $        38,658          34,762
    Interest bearing deposits                                            232,310         213,894
                                                                    -----------------------------
      Total deposits                                                     270,968         248,656
  Federal funds purchased                                                      0           4,680
  Other borrowings                                                         1,366           1,151
  Accrued taxes, interest and other liabilities                            2,200           2,649
                                                                     ----------------------------
      Total liabilities                                                  274,534         257,136
                                                                     ----------------------------
STOCKHOLDERS' EQUITY
  Common stock - $2.5 par value
   1,727,905 shares issued (1,722,308 in Dec. 2000)                        4,320           4,305
  Surplus                                                                 26,147          26,016
  Retained earnings                                                        6,087           5,648
  Accumulated other comprehensive income (loss)                              282            (215)
                                                                     ----------------------------
    Total stockholder's equity                                            36,836          35,754
                                                                     ----------------------------
      Total Liabilities and Shareholders' Equity                 $       311,370         292,890
                                                                     ============================

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

                                                                        Three Months Ended
(000's omitted Except Per Share Data)                                      March 31,
                                                                    2001              2000
-------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                               $       4,584      $      4,453
  Interest and dividends on Investment securities:
    Taxable                                                          767               840
    Tax-exempt                                                       170               171
  Interest on federal funds sold                                     265                75
                                                             ------------------------------
       Total interest income                                       5,786             5,539

  INTEREST EXPENSE
    Deposits                                                       2,572             2,219
    Short-term borrowings                                             47                77
                                                             ------------------------------
       Total interest expense                                      2,619             2,296

  NET INTEREST INCOME                                              3,167             3,243
  Provision for loan losses                                          138               169
                                                             ------------------------------
    Net interest income after
     Provision for loan losses                                     3,029             3,074

  NON-INTEREST INCOME
    Service charges on deposit accounts                              479               467
    Fiduciary income                                                 165               162
    Other operating income                                           384               322
                                                             ------------------------------
      Total non-interest income                                    1,028               951

  NON-INTEREST EXPENSE
    Salaries and benefits                                          1,579             1,455
    Occupancy of bank premises                                       215               202
    Equipment expense                                                327               373
    Other operating expenses                                         778               852
                                                             ------------------------------
      Total non-interest expense                                   2,899             2,882

  INCOME BEFORE TAXES                                              1,158             1,143
  Federal income taxes                                               339               270
                                                             ------------------------------
  NET INCOME                                               $         819      $        873
                                                             ==============================
  Per share:
  Net income - basic                                       $        0.48      $       0.51
  Net income - diluted                                     $        0.47      $       0.51
  Dividends                                                $        0.22      $       0.21
  Average number of common
    Shares outstanding                                         1,723,798         1,707,661

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                             Three Months                Three Months
                                                                Ended                       Ended
-------------------------------------------------------------------------------------------------------
                                                               March 31,                  March 31,
(000's omitted)                                                  2001                        2000
-------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                          $             4,305         $            3,555
    Issuance of shares under
      Director stock purchase plan,
      Stock purchase plan, and
      Dividend reinvestment program                                      15                         10
                                                            ----------------            ---------------
  Balance, end of period                                              4,320                      3,565

SURPLUS
  Balance, beginning of period                                       26,016                     18,317
    Issuance of shares under
      Director stock purchase plan,
      Stock purchase plan, and
      Dividend reinvestment program                                     131                        157
                                                            ----------------            ---------------
  Balance, end of period                                             26,147                     18,474

RETAINED EARNINGS
  Balance, beginning of period                                        5,648                     11,078
    Net income                                                          819                        873
    Cash dividends declared                                            (380)                      (357)
                                                            ----------------            ---------------
  Balance, end of period                                              6,087                     11,594

ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  Balance, beginning of period                                         (215)                    (1,085)
    Change in unrealized gain (loss)
    on securities, net of tax                                           497                       (302)
                                                            ----------------            ---------------
  Balance, end of period                                                282                     (1,387)
                                                            ----------------            ---------------
TOTAL SHAREHOLDERS' EQUITY                              $            36,836         $           32,246
                                                            ================            ===============

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
----------------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                              2001        2000
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

  Net income                                                           $819        $873
 Adjustments to reconcile net income to cash
    Provided by Operating Activities:
      Depreciation and amortization                                     209         246
      Provision for loan losses                                         138         150
      Amortization (accretion) on securities                             18         (12)
      Loans originated for sale                                       (1951)       (641)
      Loans sold                                                      1,948         626
      Gain on investment securities                                       0           0
      Decrease (increase) in interest receivable                         15        (211)
      Decrease (increase) in other assets                              (286)      1,047
      Increase (decrease) in accrued taxes,
        Interest, and other liabilities                                (449)         87
                                                                ------------------------
Total Adjustments                                                      (358)      1,292
                                                                ------------------------
Net Cash Provided By (Used In) Operating Activities                     461       2,165
                                                                ------------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                               0           0
  Proceeds from maturities of investment activities - HTM                 0          20
  Proceeds from maturities of investment activities - AFS             8,289         786
  Purchases of investment securities - HTM                                0           0
  Purchases of investment securities - AFS                           (3,579)          0
  Net increase in customer loans                                     (4,018)     (6,924)
  Capital expenditures                                                 (641)     (1,163)
                                                                ------------------------
Net Cash Used in Investing Activities                                    51      (7,281)

Cash Flows From Financing Activities:

  Net increase (decrease) in DDA/SAV deposits                         6,010         791
  Net increase (decrease) in Time deposits                           16,302       6,142
  Net increase in borrowings                                         (4,465)     13,220
  Proceeds from stock issuance                                          145         167
  Cash dividends                                                       (380)       (357)
                                                                ------------------------
Net Cash Provided By (Used In) Financing Activities                  17,612      19,963

NET INCREASE IN CASH AND CASH EQUIVALENTS                           $18,124     $14,847

CASH AND CASH EQUIVALENTS - BEGINNING                               $20,709     $13,614
CASH AND CASH EQUIVALENTS - ENDING                                  $38,833     $28,461
                                                                ========================

CASH PAID FOR:
  INTEREST                                                           $2,501      $2,186
  INCOME TAXES                                                         $400          $0

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

                                                                     Three Months Ended
(000's Omitted)                                                           March 31,
                                                                       2001          2000
                                                              ----------------------------
Net Income                                                             $819          $873
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising
    during period                                                      $497         ($302)
  Less: reclassification adjustment for
    gains included in net income                                         $0            $0
                                                              ----------------------------
Other comprehensive income                                             $497         ($302)
                                                              ----------------------------
Comprehensive income                                                 $1,316          $571
                                                              ============================

Fentura Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. All share and per share amounts have been retroactively adjusted to reflect the 20% stock dividend paid on May 26, 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This item provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Bancorp, Inc. (the Corporation), together with its operating subsidiaries, The State Bank and Davison State Bank (the Banks), for the three months ended March 31, 2001 and 2000. The supplemental financial data included throughout should be read in conjunction with the primary financial statements presented on pages 3 through
7. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Table 1   Selected Financial Data
                                                                    Three Months Ended
                                                                          March 31,
$ in thousands except per share data and ratios                     2001             2000
                                                                (unaudited)
---------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Income:
Interest Income                                                      $5,786           $5,539
Interest Expense                                                      2,619            2,296
                                                           ----------------------------------
Net Interest Income                                                   3,167            3,243
Provision for Loan Losses                                               138              169
                                                           ----------------------------------
Net Interest Income after Provision for Loan Losses                   3,029            3,074
Total Other Operating Income                                          1,105              951
Total Other Operating Expense                                         2,976            2,882
                                                           ----------------------------------
Income Before Income Taxes                                            1,158            1,143
Provision for Income Taxes                                              339              270
                                                           ----------------------------------
Net Income                                                             $819             $873
                                                           ==================================
Net Income Per Share - Basic                                          $0.48            $0.51
Net Income Per Share - Diluted                                        $0.47            $0.51

Other Financial and Statistical Data:
Tier 1 Capital to Risk Weighted Assets                               13.57%           13.58%
Total Capital to Risk Weighted Assets                                14.76%           14.82%
Tier 1 Capital to Average Assets                                     11.01%           11.71%
Total Cash Dividends                                                   $380             $357
Book Value Per Share                                                 $21.32           $18.85
Cash Dividends Paid Per Share                                         $0.22            $0.21
Period End Market Price Per Share                                    $27.00           $28.10
Dividend Pay-out Ratio                                               46.40%           40.89%
Return on Average Stockholders' Equity                                8.99%           10.73%
Return on Average Assets                                              1.08%            1.22%
Net Interest Margin (FTE)                                             4.69%            5.01%

Summary of Consolidated Balance Sheets:                        Mar.31, 2001    Dec. 31, 2000
                                                               ------------    -------------
Assets                                                             $311,370         $292,890
Securities                                                           62,630           66,704
Loans                                                               199,196          195,108
Deposits                                                            270,968          248,656
Shareholders' Equity                                                 36,836           35,754
Total Equity to Assets                                               11.83%           10.60%

Earnings Per Common Share
A reconciliation of the numerators and denominators used in the computation of basic earnings per Common share and diluted. Earnings per common share is presented below for the three months Ended March 31, 2001 and 2000:

                                                   2001           2000
                                                   ----           ----
Basic Earnings Per Common Share:
 Numerator
  Net Income                                     $819,000       $873,000
                                                 ========       ========
Denominator
 Weighted average common shares
  Outstanding                                   1,723,798      1,707,661
                                                =========      =========

Basic earnings per common share                     $0.48          $0.51
                                                    =====          =====
Diluted Earnings Per Common Share:
 Numerator
  Net Income                                     $819,000       $873,000
                                                 ========       ========
Denominator
 Weighted average common shares
  Outstanding for basic earnings per
  Common share                                  1,723,798      1,707,661

Add:  Dilutive effects of assumed
  Exercises of stock options                        3,206          6,092
                                                    -----          -----
 Weighted average common shares
  and dilutive potential common
  Shares outstanding                            1,727,004      1,713,753
                                                =========      =========

Diluted earnings per common share                   $0.47          $0.51
                                                    =====          =====

Stock options for 6,975 and 2007 shares of common stock for the three month periods ended March 31, 2001 and 2000 were not considered in computing diluted earning per common shares because they were not dilutive.

Results of Operations

Table 1 summarizes selected financial data for the three months ended March 31, 2001 and 2000. As indicated in Table 1 earnings for the three months ended March 31, 2001 were $819,000 compared to $873,000 for the same period in 2000. Earnings decreased as a result a tightening of net interest income and increased operating expenses. Despite this earnings decline, core banking activities and new opportunities in our current and surrounding markets remain strong and accordingly, management believes overall performance will remain strong throughout 2001. However, performance in 2001 could be negatively affected by any further softening of the economy.

The banking industry uses standard performance indicators to help evaluate a banking institution's performance. Return on average assets is one of these indicators. For the three months ended March 31, 2001 the Corporation's return on average assets was 1.08% compared to 1.22% for the same period in 2000. Net income per share-basic was $.48 in the first three months of 2001 compared to $.51 for the same period in 2000.

Total assets increased approximately $18,000,000 from December 31, 2000 to $311,370,000 at March 31, 2001. Stockholders' Equity increased approximately $1,082,000 from December 31, 2000 to $36,836,000 at March 31, 2001. The increase in equity should allow the Corporation to continue its growth strategy.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2001 and 2000 are summarized in Table 3. The effects of changes in average interest rates and average balances are detailed in Table 2 below.

Table 2

                                                                   CHANGES IN NET INTEREST INCOME
                                                                  DUE TO CHANGES IN AVERAGE VOLUME
                                                                         AND INTEREST RATES

                                                 THREE MONTHS ENDED MARCH 31,            THREE MONTHS ENDED MARCH 31,
                                                    2001 COMPARED TO 2000                   2000 COMPARED TO 1999
                                                     INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                           DUE TO:                                 DUE TO:
                                             ----------------------------------------------------------------------------
                                                            YIELD/                                  YIELD/
(000'S OMITTED)                                  VOL         RATE        TOTAL           VOL        RATE        TOTAL
-------------------------------------------------------------------------------------------------------------------------
TAXABLE SECURITIES                               ($66)        ($7)        ($73)             $3        $55         $58
TAX-EXEMPT SECURITIES                              (6)          5           (1)             41         (5)         36
FEDERAL FUNDS SOLD                                232         (42)         190             (90)        21         (69)

TOTAL LOANS                                       134          (4)         130             716       (104)        612
LOANS HELD FOR SALE                                 0           1            1            (182)         1        (181)
                                             ----------------------------------------------------------------------------
    TOTAL EARNING ASSETS                          294         (47)         247             488        (32)        456


INTEREST BEARING DEMAND DEPOSITS                  (14)         (2)         (16)             (9)         9           0
SAVINGS DEPOSITS                                  (28)         11          (17)             33        119         152
TIME CD'S $100,000 AND OVER                       133          59          192              87         29         116
OTHER TIME DEPOSITS                                72         122          194              15         13          28
OTHER BORROWINGS                                  (27)         (3)         (30)             43          2          45
                                             ----------------------------------------------------------------------------
    TOTAL INTEREST BEARING LIABILITIES            136         187          323             169        172         341
                                             ----------------------------------------------------------------------------
         NET INTEREST INCOME                     $158       ($234)        ($76)           $319      ($204)       $115
                                             ============================================================================

As indicated in Table 2, during the three months ended March 31, 2001, net interest income decreased compared to the same period in 2000, principally because of the increase in interest expense resulting from growth of certificate of deposit balances and the increase in interest rates which rose with market rates throughout 2000.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2001 and 2000 are shown in Table 3. Net interest income for the three months ended March 31, 2001 was $3,167,000 a decrease of $76,000 over the same period in 2000. This represents a decrease of 2.3%. The primary factor contributing to the net interest income decrease was an increase in interest expense from deposit growth and the reduction in interest rates by the Federal Reserve Board. Also indicated in Table 3, for the three months ended March 31, 2000 net interest income was $3,243,000. This is an increase of $115,000 or 3.7% over the same period in 1999. The increase in 2000 is attributable to the increase in interest income from loan growth.

Management expects a continued strong local economy throughout 2001 and because of this believes loan demand will become stronger in the upcoming year. Accordingly, the Corporation will aggressively seek out new loan opportunities while continuing to maintain sound credit quality. Management also believes that continued loan growth and managing deposit rates will stabilize net interest income in 2001.

As  indicated  in Table 3, for the  three  months  ended  March  31,  2001,  the
Corporation's net interest margin (without consideration of full tax equivalency) was 4.55% compared with 4.90% for the same period in 2000. This decline is attributable to the impact of interest rates reduction by the Federal Reserve Board and the increase in interest expense due to certificate of deposit growth. The decrease in interest rates impacts the net interest income in the short term because loans start to reprice quicker than our deposits thus reducing net interest income.

Average earning assets increased 6.0% or approximately $15,953,000 comparing the first quarter of 2001 to the same time period in 2000. Loans, the highest yielding component of earning assets, represented 70.7% of earning assets in 2001 compared to 72.8% in 2000. Average interest bearing liabilities increased 3.2% or $7,010,000 comparing the first quarter of 2001 to the same time period in 2000. Non-interest bearing deposits amounted to 13.1% of average earning assets in the first quarter of 2001 compared with 12.1% in the same time period on 2000.

Management continually monitors the Corporation's balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates continue to change in 2001, corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Sensitivity Management".

Table 3

                                                                      THREE MONTHS ENDED MARCH 31,
AVERAGE BALANCES AND RATES                                      2001                                2000
(000's omitted)                                   AVERAGE      INCOME/    YIELD/      AVERAGE      INCOME/   YIELD/
ASSETS                                           BALANCE       EXPENSE     RATE       BALANCE      EXPENSE    RATE
                                                -------------------------------------------------------------------
 Interest bearing deposits in Banks                     $0          $0    0.00%            $0          $0    0.00%
 Investment securities:
   U.S. Treasury and Government Agencies            47,511         751    6.41%        51,728         824    6.41%
   State and Political                              14,239         170    4.84%        14,764         171    4.66%
   Other                                             1,096          16    5.92%         1,077          16    5.98%
                                                --------------------------------   --------------------------------
   Total Investment Securities                      62,846         937    6.05%        67,569       1,011    6.02%
   Fed Funds Sold                                   19,522         265    5.51%         4,745          75    6.36%
 Loans:
   Commercial                                      116,539       2,691    9.36%       102,018       2,368    9.34%
   Tax Free                                            799          10    5.08%           588           9    6.16%
   Real Estate-Mortgage                             15,522         362    9.46%        25,316         535    8.50%
   Consumer                                         66,773       1,517    9.21%        65,816       1,538    9.40%
                                                --------------------------------   --------------------------------
 Total loans                                       199,633       4,580    9.30%       193,738       4,450    9.24%
 Allowance for Loan Loss                            (2,975)                            (2,984)
 Net Loans                                         196,658       4,580    9.45%       190,754       4,450    9.38%
                                                --------------------------------   --------------------------------
Loans Held for Sale                                    188           4    8.63%           184           3    6.56%
                                                --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                             $282,189      $5,786    8.32%      $266,236      $5,539    8.37%
                                                -------------------------------------------------------------------
 Cash Due from Banks                                11,018                             10,732
 All Other Assets                                   13,786                             13,190
                                                -----------                        -----------
TOTAL ASSETS                                      $304,018                           $287,174
                                                -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                      $37,056                            $32,174
   Interest bearing - DDA                           37,829         171    1.83%        41,030         187    1.83%
   Savings Deposits                                 64,448         559    3.52%        67,777         576    3.42%
   Time CD's $100,000 and Over                      41,434         642    6.28%        31,926         450    5.67%
   Other Time CD's                                  81,558       1,200    5.97%        76,040       1,006    5.32%
                                                --------------------------------   --------------------------------
 Total Deposits                                    262,325       2,572    3.98%       248,947       2,219    3.59%
 Other Borrowings                                    2,744          47    6.95%         4,230          77    7.32%
                                                --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES                    $228,013      $2,619    4.66%      $221,003      $2,296    4.18%
                                                -------------------------------------------------------------------
 All Other Liabilities                               2,523                              1,446
 Shareholders' Equity                               36,426                             32,551
                                                -----------                        -----------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $304,018                           $287,174
                                                -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                  3.66%                              4.19%
Impact of Non-Interest Bearing Funds on Margin                            0.89%                              0.71%
                                                                       ---------                          ---------
Net Interest Income /Margin                                     $3,167    4.55%                    $3,243    4.90%
                                                           =====================              =====================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb losses inherent in the loan portfolio. Fentura's subsidiary banks' methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 2001, the ALL was $2,950,000, or 1.48% of total loans. This compares with $2,932,000, or 1.50%, at December 31, 2000. The reduction of the ALL as a percentage of total loans reflects reduction in the allowance for loan losses and increased loan totals.

The provision for loan losses was $138,000 in the first three months of 2001 and $169,000 for the same time period in 2000. The Bank decreased the provision in 2001 comparing to 2000 because of an overall improvement in asset quality.

Table 4 summarizes loan losses and recoveries for the first quarter of 2000 and 2001. During the first three months of 2001 the Corporation experienced net charge-offs of $120,000, compared with net charge-offs of $84,000 for the same time period in 2000. Accordingly, the net charge-off ratio for the first quarter of 2001 was .06% compared to .04% for the same time period in 2000.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to meet normal credit risks in the loan portfolio. The Corporation's loan portfolio has no significant concentrations in any one industry nor any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation's local markets may have a significant impact on the level of loan losses. Management continues to identify and devote attention to credits that may not be performing as agreed. Therefore, in light of the aforementioned, and assuming continued strong economic conditions and asset quality, management expects a modest reduction to the allowance for loan losses as a percentage to gross loans in 2001. Of course, should economic conditions deteriorate management may need to increase the provision for loan losses and maintain or increase the ALL as a percentage of gross loans. Non-performing loans are discussed further in the section titled "Non-Performing Assets".

Table 4        ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                            Three Months Ended
                                                                  March 31
(000's omitted)                                             2001           2000
                                                       ------------------------------
Balance at Beginning of Period                              $2,932         $2,961
                                                       ------------------------------
Charge-Offs:
    Commercial, Financial and Agriculture                       (6)            (9)
    Real Estate-Mortgage                                         0              0
    Installment Loans to Individuals                          (141)           (99)
    Lease Financing                                              0              0
                                                       ------------------------------
      Total Charge-Offs                                       (147)          (108)
                                                       ------------------------------

Recoveries:
    Commercial, Financial and Agriculture                        2              1
    Real Estate-Mortgage                                         0              0
    Installment Loans to Individuals                            25             23
    Lease Financing                                              0              0
                                                       ------------------------------
      Total Recoveries                                          27             24
                                                       ------------------------------
Net Charge-Offs                                               (120)           (84)
                                                       ------------------------------
Provision                                                      138            169
                                                       ------------------------------
Balance at End of Period                                    $2,950         $3,046
                                                       ==============================
Ratio of Net Charge-Offs During the Period                   0.06%          0.04%
                                                       ==============================

NON-INTEREST INCOME

TABLE 5

                                                   Three Months Ended
Analysis of Non-Interest Income                         March 31,
-------------------------------------------------------------------------
(000's omitted)
                                                    2001        2000
-------------------------------------------------------------------------
Service Charges on Deposit Accounts                   $479       $467
Gain on Sale of Mortgages                              $59        $13
Mortgage Servicing Fees                                $33        $65
Fiduciary Income                                      $165       $162
Other Operating Income                                $292       $244
                                                 ------------------------
  Total Non-Interest Income                         $1,028       $951
                                                 ========================

Non-interest income increased in the three months ended March 31, 2001 as compared to the same period in 2000, due to an increase in the gain on sale of mortgage loans, and an increase in other operating income. Overall non-interest income was $1,028,000 in the three months ended March 31, 2001 compared to $951,000 for the same period in 2000. These figures represent an increase of 8.1%. Table 5 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 4.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $479,000 in the first quarter 2001 compared to $467,000 for the same period of 2000. This represents an increase of 2.6%. An increase in average balances maintained in savings accounts offset service charges and a reduction in fees from non-sufficient funds balances.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $59,000 in the quarter ended March 31, 2001 and $13,000 in the same period in 2000. The increase occurred because of an increase in residential mortgage refinance activity and new loan volumes due to the downward movement of market interest rates.

Mortgage servicing fees were $33,000 in the three months ended March 31, 2001 compared to $65,000 in the same time period in 2000. This is a decline of $32,000 or 49.2%. The decline is attributable to the sale of a significant portion of the Corporation's serviced loans, in the last quarter of 2000.

Fiduciary income increased $3,000 in the three months ended March 31, 2001 comparing to the same period in the prior year. This 0.2% increase in fees is attributed to growth in the assets under management within the Corporation's Trust Department.

Other operating income increased $48,000 to $292,000 in the first quarter of 2001 compared to $244,000 in the same time period in 2000. This is an increase of 19.7%. Other operating income increased due to increases in income from the sale of official checks and an increase in income from the sale of consumer investment products.

Non-Interest Expense

TABLE 6

                                                   Three Months Ended
Analysis of Non-Interest Expense                        March 31,
-------------------------------------------------------------------------
(000's omitted)
                                                    2001        2000
-------------------------------------------------------------------------
Salaries and  Benefits                              $1,579     $1,455
Equipment                                             $327       $373
Net Occupancy                                         $215       $202
Office Supplies                                        $46        $74
Loan & Collection Expense                              $26       $121
Advertising                                            $74        $55
Other Operating Expense                               $632       $602
                                                 ------------------------
  Total Non-Interest Expense                        $2,899     $2,882
                                                 ========================

Total non-interest expense was $2,899,000 in the three months ended March 31, 2001 compared with $2,882,000 in the same period of 2000. This is a increase of 0.6%. This increase is largely attributable to an increase in salary and benefits expense and an increase in other operating expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $1,579,000 in the three months ended March 31, 2001, compared with $1,455,000, or an increase of 8.5%, for the same time period in 2000. Increased costs are primarily a result of normal annual salary increases, an increase in employee benefit costs, and an increase in salary costs in connection with the opening of the second bank, Davison State Bank.

During the three months ended March 31, 2001 equipment expenses were $327,000 compared to $373,000 for the same period in 2000, a decrease of 12.3%. The decrease in expense is attributable to equipment depreciation which decreased due to the roll off of fully depreciated assets.

Occupancy expenses at $215,000 increased in the three months ended March 31, 2001 comparing to the same period in 2000 by $13,000 or 6.4%. The increase is attributable to increases in facility repairs and maintenance contracts expense.

During the three months ended March 31, 2001 office supplies expense at $46,000 decreased $28,000 comparing to the $74,000 in expense for the same period in 2000. This decrease is attributable to volume decreases of regular office supplies and preprinted forms in 2001.

Loan and collection expenses, at $26,000, were down $95,000 during the three months ended March 31, 2001 comparing to the same time period in 2000. The decrease is primarily attributable to a decrease in legal expenses in connection with collection efforts and a decrease in fees paid to dealers for indirect lending transactions.

Other operating expenses were $632,000 in the three months ended March 31, 2001 compared to $602,000 in the same time period in 2000, an increase of $30,000 or 5.0%. The increase is attributable to an increase in deposit account charge-offs and losses and an increase in legal and consulting expenses.

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

The Corporation's total assets equaled $311 million for March 31, 2001 exceeding December 31, 2000 total assets of $293 million by $18 million or 6.1%. Loans comprised 63.9% of total assets at March 31, 2001 compared to 66.6% at December 31, 2000. Loans grew $3.9 million with commercial loans leading the advance by $3.1 million. The ratio of non-interest bearing deposits to total deposits was 16.6% at March 31, 2001 compared to 16.25% at December 31, 2000. Interest bearing liabilities totaled $233 million at March 31, 2001 compared to $220 million at December 31, 2000. Deposits grew $18.4 million and Fed Funds Purchased decreased $4.7 million to make up the change in interest bearing liabilities at March 31, 2001.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 7 represents the levels of these assets at March 31, 2001 and December 31, 2000.

Non-performing assets decreased modestly at March 31, 2001 compared to December 31, 2000. This decrease is attributable to a decrease in loans past due 90 days or more and still accruing. These loans decreased because of restructuring of one commercial loan.

The level and composition of non-performing assets are affected by economic conditions in the Corporation's local markets. Non-performing assets, charge-offs, and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting the Corporation's operating results. In addition to non-performing loans, management carefully monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change.

Table 7

Non-Performing Assets and Past Due Loans

                                                   March 31,       Dec. 31,
                                                      2001           2000
                                                 ------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                         $172,000       $489,000
  Non-Accrual Loans                                   778,000        731,000
  Renegotiated Loans                                        0              0
                                                 ------------------------------
    Total Non-Performing Loans                        950,000      1,220,000
                                                 ------------------------------
Other Non-Performing Assets:
  Other Real Estate                                    37,000              0
  REO in Redemption                                         0              0
  Other Non-Performing  Assets                        117,000        159,000
                                                 ------------------------------
    Total Other Non-Performing Assets                 154,000        159,000
                                                 ------------------------------
Total Non-Performing Assets                        $1,104,000     $1,379,000
                                                 ==============================
Non-Performing Loans as a % of
  Total Loans                                          0.48%           0.63%
Allowance for Loan Losses as a % of
  Non-Performing Loans                               310.53%         240.33%
Accruing Loans Past Due 90 Days or
  More to Total Loans                                  0.09%           0.25%
Non-performing Assets as a % of
  Total Assets                                         0.35%           0.47%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks' deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first three months of 2001 and 2000. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while secondary liquidity is provided by the investment portfolio. As of March 31, 2001 federal funds sold represented 7.4% of total assets, compared to 2.5% at March 31, 2000. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities increased $17,612,000 in the first three months of 2001 due to the increase in deposits. Comparatively, in the first three months of 2000, cash flows from financing activities increased $19,963,000 because of increases in deposits and borrowings. Cash flows from investing activities were $51,000 during the first three months of 2000. The increases in investing activities at the end of the first quarter of 2001, were offset by maturing and called investment securities.

CAPITAL MANAGEMENT

Total shareholders' equity rose 3.0% to $36,836,000 at March 31, 2001 compared with $35,754,000 at December 31, 2000. The Corporation's equity to asset ratio was 11.8% at March 31, 2001 and 12.2% at December 31, 2000. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first three months of 2001, the Corporation increased its cash dividends by 4.8% to $.22 per share compared with $.21 in the same period in 2000.

As indicated on the balance sheet at December 31, 2000 the Corporation had accumulated other comprehensive loss of $215,000 compared to accumulated other comprehensive income at March 31, 2001 of $282,000. The increase to an income position is attributable to the downward movement of market interest rates and the interest rate structures on those securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation's assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders' equity less goodwill) and Tier II capital (essentially the reserve for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 8, at March 31, 2001 and at December 31, 2000, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company.

The FDIC has adopted a risk-based insurance premium system based in part on a bank's capital adequacy. Under this system a depository institution is classified as well capitalized, adequately capitalized, or undercapitalized according to its regulatory capital levels. Subsequently, a financial institution's premium levels are based on these classifications and its regulatory supervisory rating (the higher the classification the lower the premium). It is the Corporation's goal to maintain capital levels sufficient to receive a designation of "well capitalized".

Table 8

                                                                 Capital Ratios
                               -----------------------------------------------------------------------------
                                  Regulatory Minimum                   Fentura Bancorp, Inc.
                                For "Well Capitalized"     March 31,      December 31,        March 31,
                                                              2001            2000              2000
  Total Capital to risk
     Weighted assets                     10%                 14.76%          16.20%            14.82%
  Tier 1 Capital to risk
    weighted assets                       6%                 13.57%          15.00%            13.58%
  Tier 1 Capital to average               5%                 11.01%          12.10%            11.71%
    assets

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference on pages 40 through 42 in Fentura's Annual Report on Form 10-K, is here incorporated by reference.

Fentura Bancorp, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2001, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2001 compared to 2000.

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of the Corporation's control. All information provided in this section consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" in this quarterly report for a discussion of the limitations on the Corporation's responsibility for such statements.

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

Table 9 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of March 31, 2001, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 9                                              GAP ANALYSIS MARCH 31, 2001

(000's Omitted)                                    Within      Three         One to     After
                                                   Three       Months-        Five      Five
                                                  Months       One Year       Years     Years       Total
                                                -------------------------------------------------------------
Earning Assets:
  Federal Funds Sold                                23,100           0            0          0       23,100
  Investment Securities                              4,810       5,403       25,642     26,775       62,630
  Loans                                             78,519       8,066       81,028     31,393      199,006
  Loans Held for Sale                                  190           0            0          0          190
                                                -------------------------------------------------------------
    Total Earning Assets                          $106,619     $13,469     $106,670    $58,168     $284,926
                                                =============================================================

Interest Bearing Liabilities:
  Interest Bearing Demand Deposits                 $37,227     $     0     $      0    $     0     $ 37,227
  Savings Deposits                                  68,228           0            0          0       68,228
  Time Deposits Less than $100,000                  15,398      35,852       29,467      2,881       83,598
  Time Deposits Greater than $100,000               24,785      13,753        4,719          0       43,257
  Other Borrowings                                     225           0           40      1,101        1,366
                                                -------------------------------------------------------------
    Total Interest Bearing Liabilities            $145,863     $49,605      $34,226     $3,982     $233,676
                                                =============================================================
Interest Rate Sensitivity GAP                     ($39,244)   ($36,136)     $72,444    $54,186      $51,250
Cumulative Interest Rate
  Sensitivity GAP                                 ($39,244)   ($75,380)     ($2,936)   $51,250
Interest Rate Sensitivity GAP                        (0.73)      (0.27)        3.12      14.61
Cumulative Interest Rate
  Sensitivity GAP Ratio                              (0.73)      (.61)        (0.99)      1.22

As indicated in Table 9, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. Conversely, if market rates continue to decline this would have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly reduce net interest income.

FORWARD LOOKING STATEMENTS

This report contains "forward looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, performance, business and strategies are forward looking statements. These statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes,"
"estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward looking statements. The Corporation undertakes no obligation to update, amend or clarify forward looking statements as a result of new information, future events, or otherwise.

Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward looking statement include, but are not limited to, changes in interest rate and interest rate relationships, demands for products and services, the degree of competition by traditional and non-traditional competitors, changes in banking laws or regulations, changes in tax laws, changes in prices, the impact of technological advances, government and regulatory policy changes, the outcome of pending and future litigation and contingencies, trends in customer's behaviors as well as their ability to repay loans, and the local economy. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits - None

b.       Report on Form 8-K
         A Report on Form 8-K dated March 26, 2001 reporting a change in registrant's independent accountant was filed March 28, 2001.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Fentura Bancorp, Inc.




Date  May 11, 2001                           By   /s/  Donald L. Grill
                                                  Donald L. Grill
                                                  President & CEO


Date  May 11, 2001                           By   /s/  Ronald L. Justice
                                                  Ronald L. Justice
                                                  Chief Financial Officer