Form 10-Q
period 2001-06-30
FENTURA BANCORP INC
filed 2001-08-14
CIK 919865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                                     FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ___________ to _______________

                         Commission file number 0-23550

                              Fentura Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Michigan                                    38-2806518
-----------------------------------        -------------------------------------
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


                                      None
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__   Yes     ___  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2001


 Class - Common Stock                         Shares Outstanding - 1,730,264

                              Fentura Bancorp, Inc.
                               Index to Form 10-Q



                                                                            Page
                                                                            ----
Part I - Financial Information

    Item 1 - Consolidated Financial Statements (Unaudited)                     3

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     9

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk       20



Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Security Holders              23

    Item 6 - Exhibits and Reports on Form 8-K                                 23

                         PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc.
  Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------
                                                                        JUNE 30,       DEC. 31,
(000's omitted Except Per Share Data)                                     2001           2000
                                                                      (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                        $        14,402         13,459
  Federal funds sold                                                      21,100          7,250
                                                                     -------------------------------
    Total cash & cash equivalents                                         35,502         20,709
  Securities-available for sale                                           42,358         53,421
  Securities-held to maturity, (market value of $12,680
    at June 30, 2001 and $13,419 at December 31, 2000)                    12,510         13,283
                                                                     -------------------------------
      Total securities                                                    54,868         66,704
  Loans:
    Commercial                                                            99,573        101,090
    Tax exempt development loans                                             803            835
    Real estate loans - mortgage                                          16,028         10,514
    Real estate loans - construction                                      23,915         17,471
    Consumer loans                                                        61,813         65,198
                                                                     -------------------------------
  Total loans                                                            202,132        195,108
  Less: Allowance for loan losses                                         (3,097)        (2,932)
                                                                     -------------------------------
  Net loans                                                              199,035        192,176
  Loans held for sale                                                        264            187
  Bank premises and equipment                                              7,094          6,547
  Accrued interest receivable                                              1,660          1,924
  Other assets                                                             5,372          4,643
                                                                     -------------------------------
    Total assets                                                 $       303,795        292,890
                                                                     ===============================


LIABILITIES
  Deposits:
    Non-interest bearing deposits                                $        35,852         34,762
    Interest bearing deposits                                            226,059        213,894
                                                                     -------------------------------
      Total deposits                                                     261,911        248,656
  Federal funds purchased                                                      0          4,680
  Other borrowings                                                         2,638          1,151
  Accrued taxes, interest and other liabilities                            1,844          2,649
                                                                     -------------------------------
      Total liabilities                                                  266,393        257,136
                                                                     -------------------------------
SHAREHOLDERS' EQUITY
  Common stock - $2.5 par value
   1,730,264 shares issued (1,722,308 in Dec. 2000)                        4,326          4,305
  Surplus                                                                 26,207         26,016
  Retained earnings                                                        6,648          5,648
  Accumulated other comprehensive income (loss)                              221           (215)
                                                                     -------------------------------
    Total shareholders' equity                                            37,402         35,754
                                                                     -------------------------------
      Total Liabilities and Shareholders' Equity                 $       303,795        292,890
                                                                     ===============================
See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
 (000's omitted except per share data)                      2001             2000               2001             2000
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                    $              4,497            4,728   $          9,081            9,181
  Interest and dividends on
   investment securities:
    Taxable                                                      681              829              1,448            1,669
    Tax-exempt                                                   166              165                336              336
  Interest on federal funds sold                                 233              197                498              272
                                                   ----------------------------------- -----------------------------------
       Total interest income                                   5,577            5,919             11,363           11,458

  INTEREST EXPENSE
    Deposits                                                   2,334            2,275              4,906            4,494
    Short-term borrowings                                         28              237                 75              314
                                                   ----------------------------------- -----------------------------------
       Total interest expense                                  2,362            2,512              4,981            4,808

  NET INTEREST INCOME                                          3,215            3,407              6,382            6,650
  Provision for loan losses                                      255              201                393              370
                                                   ----------------------------------- -----------------------------------
    Net interest income after
     provision for loan losses                                 2,960            3,206              5,989            6,280

  NON-INTEREST INCOME
    Service charges on deposit accounts                          520              486                999              953
    Fiduciary income                                             160              159                325              321
    Other operating income                                       328              356                730              665
    Gain on sale of loans                                        174               52                233               65
    Investment gains                                             157                0                157                0
                                                   ----------------------------------- -----------------------------------
      Total non-interest income                                1,339            1,053              2,444            2,004

  NON-INTEREST EXPENSE
    Salaries and benefits                                      1,506            1,486              3,085            2,941
    Occupancy of bank premises                                   206              196                421              398
    Equipment expense                                            354              408                680              781
    Other operating expenses                                     891              986              1,747            1,838
                                                   ----------------------------------- -----------------------------------
      Total non-interest expense                               2,957            3,076              5,933            5,958

  INCOME BEFORE TAXES                                          1,342            1,183              2,500            2,326
  Applicable income taxes                                        400              353                739              623
                                                   ----------------------------------- -----------------------------------
  NET INCOME                                    $                942              830   $          1,761            1,703
                                                   =================================== ===================================

  Per share:
  Net income - basic                            $               0.54             0.48   $           1.02             1.00
  Net income - diluted                          $               0.54             0.48   $           1.02             0.99
  Dividends                                     $               0.22             0.21   $           0.44             0.42

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                              Six Months                  Six Months
                                                                Ended                        Ended
-------------------------------------------------------------------------------------------------------
                                                               June 30,                    June 30,
(000's omitted)                                                  2001                        2000
-------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                          $             4,305         $            3,555
    Issuance of shares under
      Director stock purchase plan,
      Stock purchase plan, and
      Dividend reinvestment program                                      21                         22
   Impact of 20% stock dividend                                           0                        713
                                                            ----------------            ---------------
  Balance, end of period                                              4,326                      4,285

SURPLUS
  Balance, beginning of period                                       26,016                     18,317
    Issuance of shares under
      Director stock purchase plan,
      Stock purchase plan, and
      Dividend reinvestment program                                     191                        240
    Impact of 20% stock dividend                                          0                      7,267
                                                            ----------------            ---------------
  Balance, end of period                                             26,207                     25,824

RETAINED EARNINGS
  Balance, beginning of period                                        5,648                     11,078
    Net income                                                        1,761                      1,703
    Cash dividends declared                                            (761)                      (715)
    Impact of 20% stock dividend                                          0                     (7,980)
                                                            ----------------            ---------------
  Balance, end of period                                              6,648                      4,086

ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  Balance, beginning of period                                         (215)                    (1,085)
    Change in unrealized gain (loss)
    on securities, net of tax                                           436                       (192)
                                                            ----------------            ---------------
  Balance, end of period                                                221                     (1,277)
                                                            ----------------            ---------------
TOTAL SHAREHOLDERS' EQUITY                              $            37,402         $           32,918
                                                            ================            ===============

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                                     Six Months Ended
                                                                          June 30,
----------------------------------------------------------------------------------------
(000's omitted,
 Except Per Share Data)                                              2001        2000
----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income                                                         $1,761      $1,703
 Adjustments to reconcile net income to cash
    Provided by Operating Activities:
      Depreciation and amortization                                     427         510
      Provision for loan losses                                         393         370
      Amortization (accretion) on securities                            (25)        (25)
      Loans originated for sale                                      (1,792)     (2,930)
      Proceeds from the sale of loans                                 1,948       2,971
      Gain in sales of loans                                           (233)        (65)
      Gain on investment securities                                    (157)          0
      Decrease (increase) in interest receivable                        264        (201)
      Decrease (increase) in other assets                              (954)      1,408
      Increase (decrease) in accrued taxes,
        Interest, and other liabilities                                (805)       (173)
                                                                ------------------------
Total Adjustments                                                      (934)      1,865
                                                                ------------------------
Net Cash Provided By (Used In) Operating Activities                     827       3,568
                                                                ------------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                               0           0
  Proceeds from maturities of investment activities - HTM               773         248
  Proceeds from maturities of investment activities - AFS             2,998       1,518
  Proceeds from calls of investment securities - AFS                 12,566           0
  Proceeds from sales of investment securities - AFS                  3,667           0
  Purchases of investment securities - HTM                                0           0
  Purchases of investment securities - AFS                           (7,325)          0
  Net increase in loans                                              (7,252)    (10,282)
  Capital expenditures                                                 (974)     (1,152)
                                                                ------------------------
Net Cash Provided By (Used in) Investing Activities                   4,453      (9,668)

Cash Flows From Financing Activities:

  Net increase (decrease) in deposits                                13,255       6,263
  Net increase (decrease) in borrowings                              (3,193)     13,435
  Proceeds from stock issuance                                          212         257
  Cash dividends                                                       (761)       (715)
                                                                ------------------------
Net Cash Provided By (Used In) Financing Activities                   9,513      19,240

NET INCREASE IN CASH AND CASH EQUIVALENTS                           $14,793     $13,140

CASH AND CASH EQUIVALENTS - BEGINNING                               $20,709     $13,614
CASH AND CASH EQUIVALENTS - ENDING                                  $35,502     $26,754
                                                                ========================

CASH PAID FOR:
  INTEREST                                                           $5,051      $4,670
  INCOME TAXES                                                       $1,100        $627

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

                                                                      Six Months Ended
(000's Omitted)                                                            June 30,
                                                                       2001          2000
                                                              ----------------------------
Net Income                                                           $1,761        $1,703
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising
    During period                                                      $540         ($192)
  Less: reclassification adjustment for
    gains included in net income                                       $104            $0
                                                              ----------------------------
Other comprehensive income (loss)                                      $436         ($192)
                                                              ----------------------------
Comprehensive income                                                 $2,197        $1,511
                                                              ============================


Fentura Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. All share and per share amounts have been retroactively adjusted to reflect the 20% stock dividend paid on May 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.

Note 2. Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted. Earnings per common share are presented below for the three and six months ended June 30, 2001 and 2000:

                                                   Three Months Ended  Six Months Ended
                                                    June 30,                   June 30,
                                               2001         2000          2001          2000
                                               ----         ----          ----          ----
Basic Earnings Per Common Share:
 Numerator
  Net Income                                 $942,000     $830,000     $1,761,000     $1,703,000
                                             ========     ========     ==========     ==========

Denominator
 Weighted average common shares
  Outstanding                               1,728,190    1,711,525      1,726,006      1,709,593
                                            =========    =========      =========      =========

Basic earnings per common share                 $0.54        $0.48          $1.02          $1.00
                                                =====        =====          =====          =====

Diluted Earnings Per Common Share:
 Numerator
  Net Income                                $ 942,000     $830,000     $1,761,000     $1,703,000
                                            =========     ========     ==========     ==========

Denominator
 Weighted average common shares
  Outstanding for basic earnings per
  Common share                              1,728,190    1,711,525      1,726,006      1,709,593

Add:  Dilutive effects of assumed
  Exercises of stock options                    3,884        5,126          3,607          5,409
                                                -----        -----          -----          -----

 Weighted average common shares
  And dilutive potential common
  Shares outstanding                        1,732,074    1,716,651      1,729,614      1,715,002
                                            =========    =========      =========      =========

Diluted earnings per common share               $0.54        $0.48          $1.02          $0.99
                                                =====        =====          =====          =====

Stock options for 6,975 shares of common stock for the three month and the six month periods ended June 30, 2001 and 2000 were not considered in computing diluted earnings per common share because they were not dilutive.

Note 3. Commitments and contingencies

There are various contingent liabilities that are not reflected in the financial statements including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Corporation's consolidated financial condition or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This item provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Bancorp, Inc. (the Corporation), together with its operating subsidiaries, The State Bank and Davison State Bank (the Banks), for the six months ended June 30, 2001 and 2000. The supplemental financial data included throughout should be read in conjunction with the primary financial statements presented on pages 3 through
7. It provides a more detailed and comprehensive review of the operating results and financial position than could be obtained from the financial statements alone.

Table 1           Selected Financial Data

                                                                   Six Months Ended
                                                                       June 30,
$ in thousands except per share data and ratios                  2001             2000
                                                             (unaudited)         (unaudited)
---------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Income:
Interest Income                                                     $11,363          $11,458
Interest Expense                                                      4,981            4,808
                                                           ----------------------------------
Net Interest Income                                                   6,382            6,650
Provision for Loan Losses                                               393              370
                                                           ----------------------------------
Net Interest Income after Provision for Loan Losses                   5,989            6,280
Total Other Operating Income                                          2,444            2,004
Total Other Operating Expense                                         5,933            5,958
                                                           ----------------------------------
Income Before Income Taxes                                            2,500            2,326
Provision for Income Taxes                                              739              623
                                                           ----------------------------------
Net Income                                                           $1,761           $1,703
                                                           ==================================
Net Income Per Share - Basic                                          $1.02            $1.00
Net Income Per Share - Diluted                                        $1.02            $0.99

Other Financial and Statistical Data:
Tier 1 Capital to Risk Weighted Assets                                14.91%           13.85%
Total Capital to Risk Weighted Assets                                 16.15%           15.10%
Tier 1 Capital to Average Assets                                      12.19%           12.66%
Total Cash Dividends                                                   $760             $715
Book Value Per Share                                                 $21.65           $19.21
Cash Dividends Paid Per Share                                         $0.44            $0.42
Period End Market Price Per Share                                    $27.90           $30.00
Dividend Pay-out Ratio                                                43.15%           41.98%
Return on Average Shareholders' Equity                                10.34%           10.40%
Return on Average Assets                                               1.16%            1.16%
Net Interest Margin (FTE)                                              4.69%            5.01%

Summary of Consolidated Balance Sheets:                       June 30, 2001     June 30, 2000
                                                              -------------     -------------
Assets                                                             $303,795         $304,199
Securities                                                           54,868           65,854
Loans                                                               202,132          201,478
Deposits                                                            261,911          253,314
Shareholders' Equity                                                 37,402           32,918
Total Equity to Assets                                                12.31%           10.82%

Results of Operations
Table 1 summarizes selected financial data for the six months ended June 30, 2001 and 2000. As indicated in Table 1 earnings for the six months ended June 30, 2001 were $1,761,000 compared to $1,703,000 for the same period in 2000.
Earnings increased as a result of an increase in operating income and a reduction in operating expenses. The Corporation continues to work on core banking activities and new opportunities in our current and surrounding markets remain strong and accordingly, management believes overall performance will remain strong throughout 2001. However, performance in 2001 could be negatively affected by any further softening of the economy.

The banking industry uses standard performance indicators to help evaluate a banking institution's performance. Return on average assets is one of these indicators. For the six months ended June 30, 2001 the Corporation's return on average assets was 1.16% compared to 1.16% for the same period in 2000. Net income per share-basic was $1.02 in the first six months of 2001 compared to $1.00 for the same period in 2000.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2001 and 2000 are summarized in Table 4. Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2001 and 2000 are summarized in Table 3. The effects of changes in average interest rates and average balances are detailed in Table 2 below.

Table 2

                         CHANGES IN NET INTEREST INCOME
                        DUE TO CHANGES IN AVERAGE VOLUME
                               AND INTEREST RATES

                                                  SIX MONTHS ENDED JUNE 30,
                                                    2001 COMPARED TO 2000
                                                     INCREASE (DECREASE)
                                                           DUE TO:
                                             -----------------------------------------
                                                            YIELD/
(000'S OMITTED)                                  VOL         RATE        TOTAL
--------------------------------------------------------------------------------------
TAXABLE SECURITIES                              ($182)       ($39)       ($221)
TAX-EXEMPT SECURITIES                               0           0            0
FEDERAL FUNDS SOLD                                347        (121)         226

TOTAL LOANS                                       143        (243)        (100)
LOANS HELD FOR SALE                                 0           0            0
                                             -----------------------------------------

    TOTAL EARNING ASSETS                          308        (403)         (95)


INTEREST BEARING DEMAND DEPOSITS                  (49)          0          (49)
SAVINGS DEPOSITS                                   17        (117)        (100)
TIME CD'S $100,000 AND OVER                       106          22          128
OTHER TIME DEPOSITS                               233         200          433
OTHER BORROWINGS                                 (239)          0         (239)
                                             -----------------------------------------

    TOTAL INTEREST BEARING LIABILITIES             68         105          173
                                             -----------------------------------------

         NET INTEREST INCOME                     $240       ($508)       ($268)
                                             =========================================

As indicated in Table 2, during the six months ended June 30, 2001, net interest income decreased compared to the same period in 2000, principally because of the increase in interest expense resulting from growth of certificate of deposit balances and the increase in interest rates paid on these deposits, which rose with market rates throughout 2000.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 2001 and 2000 are shown in Table 3. Net interest income for the three months ended June 30, 2001 was $3,215,000 a decrease of $192,000 over the same period in 2000. This represents a decrease of 5.6%. The primary factor contributing to the net interest income decrease was an increase in interest expense from deposit growth and the reduction in interest rates by the Federal Reserve Board.

Net interest income, average balance sheet amounts, and the corresponding yields for the six months ended June 30, 2001 and 2000 are shown in Table 4. Net interest income for the six months ended June 30, 2001 was $6,382,000 a decrease of $268,000 over the same period in 2000. This represents a decrease of 4.0%.
The primary factor contributing was the reduction in interest rates by the Federal Reserve Board.

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

As indicated in Table 3, for the three months ended June 30, 2001, the Corporation's net interest margin (without consideration of full tax equivalency) was 4.58% compared with 4.89% for the same period in 2000. This decline is attributable to the impact of interest rate reductions by the Federal Reserve Board and the increase in interest expense due to certificate of deposit growth. The decrease in interest rates impacts the net interest income in the short term because loans start to reprice quicker than our deposits thus reducing net interest income.

Average earning assets increased 0.4% or approximately $1,010,000 comparing the second quarter of 2001 to the same time period in 2000. Loans, the highest yielding component of earning assets, represented 71.5% of earning assets in 2001 compared to 71.6% in 2000. Average interest bearing liabilities decreased 2.5% or $5,755,000 comparing the second quarter of 2001 to the same time period in 2000. Non-interest bearing deposits amounted to 14.2% of average earning assets in the second quarter of 2001 compared with 12.4% in the same time period on 2000.

Management continually monitors the Corporation's balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates continue to change in 2001, corresponding changes in funding costs will be considered to limit any potential negative impact on net interest income. The Corporation's policies in this regard are further discussed in the section titled "Interest Rate Sensitivity Management".

Table 3

                                                                     THREE MONTHS ENDED JUNE 30,
AVERAGE BALANCES AND RATES                                     2001                               2000
(000's omitted)                                    AVERAGE     INCOME/    YIELD/       AVERAGE     INCOME/   YIELD/
ASSETS                                             BALANCE     EXPENSE     RATE        BALANCE     EXPENSE    RATE
                                                -------------------------------------------------------------------
 Interest bearing deposits in Banks                     $0          $0    0.00%            $0          $0    0.00%
 Investment securities:
   U.S. Treasury and Government Agencies            43,459         657    6.06%        51,728         824    6.41%
   State and Political                              13,890         166    4.79%        14,398         165    4.61%
   Other                                             1,302          24    7.39%         1,077          15    5.60%
                                                --------------------------------   --------------------------------
   Total Investment Securities                      58,651         847    5.79%        66,110         994    6.05%
   Fed Funds Sold                                   21,462         233    4.35%        13,224         197    5.99%
 Loans:
   Commercial                                      120,667       2,734    9.09%       104,528       2,517    9.68%
   Tax Free                                            825          11    5.35%           548           7    5.14%
   Real Estate-Mortgage                             15,060         306    8.15%        26,205         583    8.95%
   Consumer                                         64,663       1,443    8.95%        69,679       1,617    9.33%
                                                --------------------------------   --------------------------------
 Total loans                                       201,215       4,494    8.96%       200,960       4,724    9.45%
 Allowance for Loan Loss                            (2,992)                            (3,156)
 Net Loans                                         198,223       4,494    9.09%       197,804       4,724    9.61%
                                                --------------------------------   --------------------------------
Loans Held for Sale                                    177           3    6.80%           201           4    8.00%
                                                --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                             $281,505      $5,577    7.95%      $280,495      $5,919    8.49%
                                                -------------------------------------------------------------------
 Cash Due from Banks                                10,687                             11,251
 All Other Assets                                   13,783                             13,048
                                                -----------                        -----------
TOTAL ASSETS                                      $302,983                           $301,638
                                                -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                      $39,917                            $34,776
   Interest bearing - DDA                           35,950         150    1.67%        41,660         183    1.77%
   Savings Deposits                                 70,929         502    2.84%        68,122         585    3.45%
   Time CD's $100,000 and Over                      32,770         450    5.51%        33,263         514    6.22%
   Other Time CD's                                  84,936       1,232    5.82%        74,302         993    5.38%
                                                --------------------------------   --------------------------------
 Total Deposits                                    264,502       2,334    3.54%       252,123       2,275    3.63%
 Other Borrowings                                    1,823          28    6.16%        14,816         237    6.43%
                                                --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES                    $226,408      $2,362    4.18%      $232,163      $2,512    4.35%
                                                -------------------------------------------------------------------
 All Other Liabilities                               2,118                              1,277
 Shareholders' Equity                               34,540                             33,422
                                                -----------                        -----------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $302,983                           $301,638
                                                -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                  3.76%                              4.14%
Impact of Non-Interest Bearing Funds on Margin                            0.82%                              0.75%
                                                                       ---------                          ---------
Net Interest Income /Margin                                     $3,215    4.58%                    $3,407    4.89%
                                                           =====================              =====================

Table 4

                                                                     SIX MONTHS ENDED JUNE 30,
AVERAGE BALANCES AND RATES                                   2001                               2000
(000's omitted)                                   AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/    YIELD/
ASSETS                                            BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                -------------------------------------------------------------------
 Interest bearing deposits in Banks                     $0          $0    0.00%            $0          $0    0.00%
 Investment securities:
   U.S. Treasury and Government Agencies            45,486       1,408    6.24%        51,182       1,638    6.44%
   State and Political                              14,064         336    4.82%        14,580         336    4.63%
   Other                                             1,062          40    7.60%         1,077          31    5.79%
                                                --------------------------------   --------------------------------
   Total Investment Securities                      60,612       1,784    5.94%        66,839       2,005    6.03%
   Fed Funds Sold                                   20,492         498    4.90%         8,984         272    6.09%
 Loans:
   Commercial                                      118,604       5,425    9.22%       103,273       4,885    9.51%
   Tax Free                                            812          21    5.22%           568          16    5.66%
   Real Estate-Mortgage                             15,291         668    8.81%        25,761       1,118    8.73%
   Consumer                                         65,717       2,960    9.08%        67,747       3,155    9.37%
                                                --------------------------------   --------------------------------
 Total loans                                       200,424       9,074    9.13%       197,349       9,174    9.35%
 Allowance for Loan Loss                            (2,984)                            (3,070)
 Net Loans                                         197,440       9,074    9.27%       194,279       9,174    9.50%
                                                --------------------------------   --------------------------------
Loans Held for Sale                                    183           7    7.71%           192           7    7.33%
                                                --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                             $281,711     $11,363    8.13%      $273,364     $11,458    8.43%
                                                -------------------------------------------------------------------
 Cash Due from Banks                                10,852                             10,991
 All Other Assets                                   13,753                             13,119
                                                -----------                        -----------
TOTAL ASSETS                                      $303,332                           $294,404
                                                -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                      $39,732                            $33,718
   Interest bearing - DDA                           35,977         330    1.85%        41,449         370    1.80%
   Savings Deposits                                 68,855       1,052    3.08%        67,848       1,161    3.44%
   Time CD's $100,000 and Over                      36,160       1,085    6.05%        32,586         964    5.95%
   Other Time CD's                                  83,937       2,439    5.86%        75,180       1,999    5.35%
                                                --------------------------------   --------------------------------
 Total Deposits                                    264,661       4,906    3.74%       250,781       4,494    3.60%
 Other Borrowings                                    2,284          75    6.62%         9,517         314    6.63%
                                                --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES                    $227,213      $4,981    4.42%      $226,580      $4,808    4.27%
                                                -------------------------------------------------------------------
 All Other Liabilities                               2,321                              1,368
 Shareholders' Equity                               34,066                             32,738
                                                -----------                        -----------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $303,332                           $294,404
                                                -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                  3.71%                              4.16%
Impact of Non-Interest Bearing Funds on Margin                            0.86%                              0.73%
                                                                       ---------                          ---------
Net Interest Income /Margin                                     $6,382    4.57%                    $6,650    4.89%
                                                           =====================              =====================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb losses inherent in the loan portfolio. Fentura's subsidiary banks' methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 2001, the ALL was $3,097,000, or 1.53% of total loans. This compares with $3,257,000, or 1.62%, at June 30, 2000. The reduction of the ALL as a percentage of total loans reflects a reduction in the allowance for loan losses and increased loan totals. Management feels that a lower allowance to gross loans is appropriate given the changes in the portfolio mix and overall asset quality.

The provision for loan losses was $393,000 in the first six months of 2001 and $370,000 for the same time period in 2000. The Corporation increased the provision in 2001 compared to 2000 to fund the allowance for loan losses to a level management feels is necessary to cover losses inherent in the loan portfolio, particularly considering the growth in the loan portfolio in the 2001 period.

Table 5 also summarizes loan losses and recoveries for the first six months of 2000 and 2001. During the first six months of 2001 the Corporation experienced net charge-offs of $228,000, compared with net charge-offs of $74,000 for the same time period in 2000. Accordingly, the net charge-off ratio for the first six months of 2001 was .11% compared to .04% for the same time period in 2000.

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

Table 5           ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                             Six Months Ended
                                                                  June 30
(000's omitted)                                             2001           2000
                                                       ------------------------------
Balance at Beginning of Period                              $2,932         $2,961
                                                       ------------------------------
Charge-Offs:
    Commercial, Financial and Agriculture                      (15)            (9)
    Real Estate-Mortgage                                         0              0
    Installment Loans to Individuals                          (278)          (176)
      Total Charge-Offs                                       (293)          (185)
                                                       ------------------------------
Recoveries:
    Commercial, Financial and Agriculture                        2             71
    Real Estate-Mortgage                                         0              0
    Installment Loans to Individuals                            63             40
      Total Recoveries                                          65            111
                                                       ------------------------------
Net Charge-Offs                                               (228)           (74)
                                                       ------------------------------
Provision                                                      393            370
                                                       ------------------------------
Balance at End of Period                                    $3,097         $3,257
                                                       ==============================
Ratio of Net Charge-Offs to Gross Loans                      0.11%          0.04%
                                                       ==============================

NON-INTEREST INCOME

TABLE 6

                                                   Three Months Ended       Six Months Ended
Analysis of Non-Interest Income                          June 30                 June 30
(000's omitted)                                    2001        2000        2001       2000
----------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                   $520        $486       $999        $953
Gain on Sale of Mortgages                             $174         $52       $233         $65
Mortgage Servicing Fees                                 $1         $63        $34        $128
Fiduciary Income                                      $160        $159       $325        $321
Other Operating Income                                $327        $293       $696        $537
Investment Gains                                      $157          $0       $157          $0
                                              ------------------------------------------------
  Total Non-Interest Income                         $1,339      $1,053     $2,444      $2,004
                                              ================================================

Non-interest income increased in the six months ended June 30, 2001 as compared to the same period in 2000, due to an increase in the gain on sale of mortgage loans, and an increase in the gain on sale of investment securities. Non-interest income increased in the second quarter of 2001 as compared to the same quarter in 2000, due to increase in other operating income, gain on sale of mortgages and gain on the sale of investment securities. Overall non-interest income was $2,444,000 in the six months ended June 30, 2001 compared to $2,004,000 for the same period in 2000. These figures represent an increase of 21.9%. Table 6 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 4.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $999,000 in the first six months of 2001 compared to $953,000 for the same period of 2000. This represents an increase of 4.8%. The service charges for the second quarter of 2001 were $520,000 compared to $486,000 in the same period in 2000.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $233,000 in the six months ended June 30, 2001 and $65,000 in the same period in 2000. For the second quarter of 2001, gains on sale of mortgages were $174,000 compared to $52,000 for the same period in 2000. The change is due to the increase in residential mortgage refinance activity and new loan volumes due to the downward movement of market interest rates.

Mortgage servicing fees were $34,000 in the six months ended June 30, 2001 compared to $128,000 in the same time period in 2000. This is a decline of $94,000 or 73.4%. Mortgage servicing fees for the second quarter of 2001 were $1,000 compared to $63,000 in the same period of 2000. The decline is attributable to the sale of a significant portion of the Corporation's serviced loans, in the last quarter of 2000. There is also a significant decline comparing these fees from the first quarter of 2001 at $34,000 to the second quarter 2001 at $1,000. This decline is also attributable to the sale that took place at the end of 2000. Servicing income was recognized in January of 2001 until these serviced loans were actually transferred to the purchaser.

Fiduciary  income  increased  $4,000  in the six  months  ended  June  30,  2001 comparing to the same period in the prior year. This 0.1% increase in fees is attributed to growth in the assets under management within the Corporation's Trust Department.

Investment gains on the sale of securities totaled $157,000 for the six months ended June 30, 2001 compared to $0 for the same period in 2000. Fentura took advantage of the interest rate decreases and sold three securities for a gain totaling $157,000.

Other operating income increased $159,000 to $696,000 in the first six months of 2001 compared to $537,000 in the same time period in 2000. This is an increase of 29.6%. Other operating income for the second quarter of 2001 of $327,000 compared to $293,000 in the same period of 2000. Other operating income increased due to increases in income from the sale of official checks and an increase in income from the sale of consumer investment products.

Non-Interest Expense

TABLE 7

                                                   Three Months Ended       Six Months Ended
Analysis of Non-Interest Expense                        June 30,                June 30,
-------------------------------------------------------------------------------------------------
(000's omitted)
                                                  2001        2000       2001         2000
------------------------------------------------------------------------------------------------
Salaries and  Benefits                            $1,506      $1,486     $3,085       $2,941
Equipment                                           $354        $408       $680         $781
Net Occupancy                                       $206        $196       $421         $398
Office Supplies                                      $62         $87       $108         $161
Loan & Collection Expense                            $56         $85        $82         $206
Advertising                                          $94         $71       $168         $126
Other Operating Expense                             $679        $743     $1,389       $1,345
                                              --------------------------------------------------
  Total Non-Interest Expense                      $2,957      $3,076     $5,933       $5,958
                                              ==================================================


Total non-interest expense was $5,933,000 in the six months ended June 30, 2001 compared with $5,958,000 in the same period of 2000. This is a decrease of 0.4%. This decrease is largely attributable to an decrease in loan and collection expense and equipment expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $3,085,000 in the six months ended June 30, 2001, compared with $2,941,000, or an increase of 4.9%, for the same time period in 2000. Increased costs are primarily a result of a modest increase in the number of employees. The second quarter showed a slight increase in the salaries and benefits due to an increase in employee benefit costs, and an increase in salary costs in connection with the opening of the Davison State Bank.

During the six months  ended June 30,  2001  equipment  expenses  were  $680,000 compared to $781,000 for the same period in 2000, a decrease of 12.9%. The equipment expenses for the second quarter of 2001 were $354,000 compared to $408,000 in the same period of 2000. The decreases in expenses are attributable to a reduction in equipment maintenance contracts and equipment depreciation which decreased due to the roll off of fully depreciated assets.

Occupancy expenses at $421,000 increased in the six months ended June 30, 2001 comparing to the same period in 2000 by $23,000 or 5.8%. Occupancy expenses for the second quarter of 2001 were $206,000 compared to $196,000 for the second quarter of 2000. The increases are attributable to increases in facility repairs and maintenance contracts expense.

During the six months ended June 30, 2001 office supplies expense at $108,000 decreased $53,000 comparing to the $161,000 in expense for the same period in 2000. Office supplies for the second quarter of 2001 were $62,000 compared to $87,000 in the same period of 2000. The decreases are attributable to volume decreases of regular office supplies and preprinted forms in 2001.

Loan and collection expenses, at $82,000, were down $124,000 during the six months ended June 30, 2001 comparing to the same time period in 2000. The loan and collection expenses in the second quarter of 2001 were $56,000 compared to $85,000 for the same period in 2000. The decreases are primarily attributable to a decrease in legal expenses in connection with collection efforts and a decrease in fees paid to dealers for indirect lending transactions.

Other operating expenses were $1,389,000 in the six months ended June 30, 2001 compared to $1,345,000 in the same time period in 2000, an increase of $44,000 or 3.3%. Other operating expenses for the second quarter of 2001 were $679,000 compared to $743,000 in the same period of 2000. The increases are attributable to an increase in the amount of overdrawn deposit account charge-offs and an increase in legal and consulting expenses.

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

The Corporation's total assets equaled $304 million at June 30, 2001 compared to December 31, 2000 total assets of $293 million. Loans comprised 66.5% of total assets at June 30, 2001 compared to 66.6% at December 31, 2000. Loans grew $7 million, with real estate and construction loans leading the advance by $12.0 million and the other loan categories experiencing reductions The ratio of non-interest bearing deposits to total deposits was 13.9% at June 30, 2001 compared to 14.0% at December 31, 2000. Interest bearing deposit liabilities totaled $226 million at June 30, 2001 compared to $214 million at December 31, 2000. Deposits grew $13.2 million and Fed Funds Purchased decreased $4.7 million to make up the change in interest bearing liabilities at June 30, 2001.

Bank premises and equipment increased $547,000 to $7.1 million at June 30, 2001 comparing to $6.5 million at December 31, 2000. The increase is attributable to the renovation of an existing facility and the construction completion of a new headquarters for Davison State Bank.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 8 represents the levels of these assets at June 30, 2001 and December 31, 2000.

Non-performing assets decreased modestly at June 30, 2001 compared to December 31, 2000. This decrease is attributable to a decrease in both loans that are non-accrual and loans which are past due 90 days or more and still accruing. The non-accrual loans decreased because of both charge-offs taken in the first half of 2001 and loans which were made current by the borrower, and loans past due 90 days or more and still accruing decreased due to the collection of payments making certain loans current.

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

Table 8

Non-Performing Assets and Past Due Loans

                                                    June 30,      December 31,
                                                      2001            2000
                                                 --------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                         $155,000       $489,000
  Non-Accrual Loans                                   547,000        731,000
  Renegotiated Loans                                        0              0
                                                 --------------------------------
    Total Non-Performing Loans                        702,000      1,220,000
                                                 --------------------------------
Other Non-Performing Assets:
  Other Real Estate                                    37,000              0
  REO in Redemption                                         0              0
  Other Non-Performing  Assets                        114,000        159,000
                                                 --------------------------------
    Total Other Non-Performing Assets                 151,000        159,000
                                                 --------------------------------
Total Non-Performing Assets                          $853,000     $1,379,000
                                                 ================================
Non-Performing Loans as a % of
  Total Loans                                           0.35%          0.63%
Allowance for Loan Losses as a % of
  Non-Performing Loans                                441.17%        240.33%
Accruing Loans Past Due 90 Days or
  More to Total Loans                                   0.08%          0.25%
Non-performing Assets as a % of
  Total Assets                                           .28%          0.47%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks' deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first six months of 2001. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while secondary liquidity is provided by the investment portfolio. As of June 30, 2001 federal funds sold represented 7.4% of total assets, compared to 2.5% at December 31, 2000. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities increased $9,513,000 in the first six months of 2001 due to the increase in deposits. Comparatively, in the first six months of 2000, cash flows from financing activities increased $19,240,000 because of increases in deposits and borrowings. Cash flows from investing activities were $3,541,000 during the first six months of 2000. The increases in investing activities at the end of the second quarter of 2001, were offset by maturing and called investment securities.

CAPITAL MANAGEMENT

Total shareholders' equity rose 4.6% to $37,402,000 at June 30, 2001 compared with $35,754,000 at December 31, 2000. The Corporation's equity to asset ratio was 12.3% at June 30, 2001 and 12.2% at December 31, 2000. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In the first six months of 2001, the Corporation increased its cash dividends by 4.8% to $.44 per share compared with $.42 in the same period in 2000.

As indicated on the balance sheet at December 31, 2000 the Corporation had accumulated other comprehensive loss of $215,000 compared to accumulated other comprehensive income at June 30, 2001 of $221,000. The increase to an income position is attributable to the downward movement of market interest rates and the interest rate structures on those securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation's assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders' equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 9, at June 30, 2001 and at December 31, 2000, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company.

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

Table 9

                                                                Capital Ratios
                               -----------------------------------------------------------------------------
                                  Regulatory Minimum                   Fentura Bancorp, Inc.
                                For "Well Capitalized"      June 30,      December 31,        June 30,
                                                              2001            2000              2000
  Total Capital to risk
      weighted assets                     10%                16.15%          16.20%            15.10%
  Tier 1  Capital to risk                  6%                14.91%          15.00%            13.85%
      weighted assets
  Tier 1 Capital to average
      Assets                               5%                12.19%          12.10%            12.66%


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference on pages 40 through 42 in Fentura's Annual Report on Form 10-K, is here incorporated by reference.

Fentura Bancorp, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2001, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2001 compared to 2000.

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

Table 10 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of June 30, 2001, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 10                                    GAP ANALYSIS JUNE 30, 2001

(000's Omitted)                                    Within     Three         One to      After
                                                   Three      Months-         Five       Five
                                                   Months     One Year       Years      Years       Total
                                                -------------------------------------------------------------
Earning Assets:
  Federal Funds Sold                            $  21,100     $      0     $      0     $      0    $  21,100
  Investment Securities                             5,751        8,074       11,373       29,670       54,868
  Loans                                            78,322       18,846       81,307       23,657      202,132
  Loans Held for Sale                                 264            0            0            0          264
                                                -------------------------------------------------------------
    Total Earning Assets                        $ 105,437     $ 26,920     $ 92,680     $ 53,327    $ 278,364
                                                =============================================================

Interest Bearing Liabilities:
  Interest Bearing Demand Deposits              $  39,571     $      0     $      0     $      0    $  39,571
  Savings Deposits                                 74,695            0            0            0       74,695
  Time Deposits Less than $100,000                 12,429       43,112       26,029          154       81,724
  Time Deposits Greater than $100,000              12,498       13,014        4,557            0       30,069
  Other Borrowings                                  1,500            0          245          893        2,638
                                                -------------------------------------------------------------
    Total Interest Bearing Liabilities          $ 140,693     $ 56,126     $ 30,831     $  1,047    $ 228,697
                                                =============================================================
Interest Rate Sensitivity GAP                   $ (35,256)    $ (29,206)   $ 61,849     $ 52,280    $  49,667
Cumulative Interest Rate
  Sensitivity GAP                               $ (35,256)    $ (64,462)   $ (2,613)    $ 49,667
Interest Rate Sensitivity GAP                                                              50.93
                                                    (0.75)        (0.48)       3.01
Cumulative Interest Rate
  Sensitivity GAP Ratio                             (0.75)       (0.67)       (0.99)        1.22

As indicated in Table 10, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. Conversely, if market rates continue to decline this would have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering our Gap position at June 30, 2000 and the change in net interest income for the six months ended June 30, 2001 compared to the same time period in 2000. At June 30, 2000 the Corporation was negatively gapped through one year and since that time interest rates have lowered considerably, yet net interest income declined comparing the first six months of 2001 to the same period in 2000. This occurred because certain deposit categories, specifically interest bearing demand and savings, did not re-price at the same time or at the same level as asset portfolios. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly reduce net interest income.



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

                           PART II - OTHER INFORMATION


Item 5. Submission of Matters to a Vote of Security Holders

The Corporation's annual meeting was held on April 25, 2001. The only matter submitted to a vote of shareholders at the meeting was the election of directors. The following directors were each elected to a three year term expiring in 2004 based on the vote set opposite their names:

                                                                   Abstentions
                               For            Authority               and
                               ---            Withheld          Broker Non-Votes
                                              --------          ----------------
David A. Duthie              1,227,645        65,296                  -0-
J. David Karr                1,251,984        40,957                  -0-
Thomas P. McKenney           1,251,467        41,474                  -0-


Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits - None

b.       Report on Form 8-K - None.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Fentura Bancorp, Inc.




Date  August 14, 2001                           By   /s/  Donald L. Grill
                                                     Donald L. Grill
                                                     President & CEO


Date  August 14, 2001                           By   /s/  Ronald L. Justice
                                                     Ronald L. Justice
                                                     Chief Financial Officer