Form 10-Q
period 2001-09-30
FENTURA BANCORP INC
filed 2001-11-14
CIK 919865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                 (810) 629-2263
                         (Registrant's telephone number)


                                      None
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__ Yes     ___  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 10, 2001

Class - Common Stock                         Shares Outstanding - 1,732,877

                              Fentura Bancorp, Inc.
                               Index to Form 10-Q



                                                                            Page

Part I - Financial Information

    Item 1 - Consolidated Financial Statements (Unaudited)                    3

    Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                9

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk       19



Part II - Other Information                                                   21

                         PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

  Fentura Bancorp, Inc.
  Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------
                                                                        SEPT 30,       DEC. 31,
(000's omitted Except Per Share Data)                                     2001           2000
                                                                      (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                 $13,770        $13,459
  Federal funds sold                                                       38,050          7,250
                                                                     -------------------------------
    Total cash & cash equivalents                                          51,820         20,709
  Securities-available for sale                                            41,332         53,421
  Securities-held to maturity, (market value of $11,391
    at September 30, 2001 and $13,419 at December 31, 2000)                11,163         13,283
                                                                     -------------------------------
      Total securities                                                     52,495         66,704
  Loans:
    Commercial                                                            118,394        101,090
    Tax exempt development loans                                              971            835
    Real estate loans - mortgage                                            9,189         10,514
    Real estate loans - construction                                        8,243         17,471
    Consumer loans                                                         59,945         65,198
                                                                     -------------------------------
  Total loans                                                             203,070        195,108
  Less: Allowance for loan losses                                          (3,145)        (2,932)
                                                                     -------------------------------
  Net loans                                                               199,925        192,176
  Loans held for sale                                                       1,208            187
  Bank premises and equipment                                               7,771          6,547
  Accrued interest receivable                                               1,682          1,924
  Other assets                                                              4,331          4,643
                                                                     -------------------------------
    Total assets                                                         $319,232       $292,890
                                                                     ===============================

LIABILITIES
  Deposits:
    Non-interest bearing deposits                                         $44,197        $34,762
    Interest bearing deposits                                             232,198        213,894
                                                                     -------------------------------
      Total deposits                                                      276,395        248,656
  Federal funds purchased                                                       0          3,250
  Other borrowings                                                          2,638          2,581
  Accrued taxes, interest and other liabilities                             2,117          2,649
                                                                     -------------------------------
      Total liabilities                                                   281,150        257,136
                                                                     -------------------------------
SHAREHOLDERS' EQUITY
  Common stock - $2.5 par value
   1,732,877 shares issued (1,722,308 in Dec. 2000)                         4,332          4,305
  Surplus                                                                  26,266         26,016
  Retained earnings                                                         7,074          5,648
  Accumulated other comprehensive income (loss)                               410           (215)
                                                                     -------------------------------
    Total shareholders' equity                                             38,082         35,754
                                                                     -------------------------------
      Total Liabilities and Shareholders' Equity                         $319,232       $292,890
                                                                     ===============================

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Income (Unaudited)
                                                           Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
 (000's omitted except per share data)                   2001             2000               2001             2000
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                             $4,355           $4,813             $13,436         $13,994
  Interest and dividends on
   investment securities:
    Taxable                                                 537              813               1,985           2,482
    Tax-exempt                                              165              160                 501             496
  Interest on federal funds sold                            311              181                 809             453
                                                   ----------------------------------- -----------------------------------
       Total interest income                              5,368            5,967              16,731          17,425

  INTEREST EXPENSE
    Deposits                                              2,212            2,342               7,118           6,836
    Short-term borrowings                                    27              217                 102             531
                                                   ----------------------------------- -----------------------------------
       Total interest expense                             2,239            2,559               7,220           7,367

  NET INTEREST INCOME                                     3,129            3,408               9,511          10,058
  Provision for loan losses                                 179              153                 572             523
                                                   ----------------------------------- -----------------------------------
    Net interest income after
     provision for loan losses                            2,950            3,255               8,939           9,535

  NON-INTEREST INCOME
    Service charges on deposit accounts                     511              484               1,541           1,437
    Fiduciary income                                        159              206                 484             527
    Other operating income                                  345              344               1,124           1,009
    Gain on sale of loans                                   170               60                 403             125
    Gains on sale of securities - AFS                       160                0                 317               0
                                                   ----------------------------------- -----------------------------------
      Total non-interest income                           1,345            1,094               3,869           3,098

  NON-INTEREST EXPENSE
    Salaries and benefits                                 1,643            1,472               4,728           4,413
    Occupancy of bank premises                              236              199                 657             597
    Equipment expense                                       376              377               1,056           1,158
    Other operating expenses                                880              844               2,707           2,682
                                                   ----------------------------------- -----------------------------------
      Total non-interest expense                          3,135            2,892               9,148           8,850

  INCOME BEFORE TAXES                                     1,160            1,457               3,660           3,783
  Applicable income taxes                                   354              437               1,093           1,060
                                                   ----------------------------------- -----------------------------------
  NET INCOME                                               $806           $1,020              $2,567          $2,723
                                                   =================================== ===================================

  Per share:
  Net income - basic                                      $0.47            $0.60               $1.49           $1.59
                                                          =====            =====               =====           =====
  Net income - diluted                                    $0.46            $0.59               $1.48           $1.59
                                                          =====            =====               =====           =====
  Dividends                                               $0.22            $0.21               $0.66           $0.63
                                                          =====            =====               =====           =====

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                              Nine Months                Nine Months
                                                                 Ended                      Ended
-------------------------------------------------------------------------------------------------------
                                                               Sept 30,                    Sept 30,
(000's omitted)                                                  2001                        2000
-------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of period                                   $4,305                      $3,555
   Issuance of shares under
      Director stock purchase plan,
      Stock purchase plan, and
      Dividend reinvestment program                                  27                          25
   Impact of 20% stock dividend                                       0                         713
                                                            ----------------            ---------------
  Balance, end of period                                          4,332                       4,293

SURPLUS
  Balance, beginning of period                                   26,016                      18,317
    Issuance of shares under
      Director stock purchase plan,
      Stock purchase plan, and
      Dividend reinvestment program                                 250                         330
    Impact of 20% stock dividend                                      0                       7,267
                                                            ----------------            ---------------
  Balance, end of period                                         26,266                      25,914

RETAINED EARNINGS
  Balance, beginning of period                                    5,648                      11,078
    Net income                                                    2,567                       2,723
    Cash dividends declared                                      (1,141)                     (1,075)
    Impact of 20% stock dividend                                      0                      (7,985)
                                                            ----------------            ---------------
  Balance, end of period                                          7,074                       4,741

ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  Balance, beginning of period                                     (215)                     (1,085)
    Change in unrealized gain (loss)
    on securities, net of tax                                       625                         277
                                                            ----------------            ---------------
  Balance, end of period                                            410                        (808)
                                                            ----------------            ---------------
TOTAL SHAREHOLDERS' EQUITY                                      $38,082                     $34,140
                                                            ================            ===============

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
----------------------------------------------------------------------------------------
(000's omitted)
                                                                   2001        2000
----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income                                                       $2,567      $2,723
 Adjustments to reconcile net income to cash
    Provided by Operating Activities:
      Depreciation and amortization                                   672         692
      Provision for loan losses                                       572         523
      Amortization (accretion) on securities                           (5)        (27)
      Loans originated for sale                                   (30,542)     (6,472)
      Proceeds from the sale of loans                              29,924       6,681
      Gain in sales of loans                                         (403)          0
      Gain on sales of securities - AFS                              (317)          0
      Decrease (increase) in interest receivable                      242        (441)
      Decrease (increase) in other assets                             312       1,059
      Increase (decrease) in accrued taxes,
        Interest, and other liabilities                              (532)         93
                                                                ------------------------
Total Adjustments                                                     (77)      2,108
                                                                ------------------------
Net Cash Provided By (Used In) Operating Activities                 2,490       4,831
                                                                ------------------------

Cash Flows From Investing Activities:

  Net decrease in deposits with other banks                             0           0
  Proceeds from maturities of investment activities - HTM           3,773       3,503
  Proceeds from maturities of investment activities - AFS           4,074       2,299
  Proceeds from calls of investment securities - AFS               18,596           0
  Proceeds from sales of investment securities - AFS               10,431           0
  Purchases of investment securities - HTM                         (1,738)     (3,000)
  Purchases of investment securities - AFS                        (19,613)       (500)
  Net increase in loans                                            (8,321)    (12,255)
  Capital expenditures                                             (2,263)     (1,149)
                                                                ------------------------
Net Cash Provided By (Used in) Investing Activities                 4,939     (11,102)

Cash Flows From Financing Activities:

  Net increase (decrease) in deposits                              27,739       8,010
  Net increase (decrease) in borrowings                            (3,193)     10,943
  Proceeds from stock issuance                                        277         350
  Cash dividends                                                   (1,141)     (1,075)
                                                                ------------------------
Net Cash Provided By (Used In) Financing Activities                23,682      18,228

NET INCREASE IN CASH AND CASH EQUIVALENTS                         $31,111     $11,957

CASH AND CASH EQUIVALENTS - BEGINNING                             $20,709     $13,614
CASH AND CASH EQUIVALENTS - ENDING                                $51,820     $25,571
                                                                ========================

CASH PAID FOR:
  INTEREST                                                         $7,278      $6,598
  INCOME TAXES                                                     $1,518      $1,102

See notes to consolidated financial statements.

Fentura Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)


                                                         Three Months Ended          Nine Months Ended
(000's Omitted)                                            September 30,               September 30,
                                                         2001         2000          2001          2000
                                                     -------------------------------------------------------
Net Income                                                 $806      $1,020         $2,567       $2,723
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising
    During period                                          $348        $469           $834         $277
  Less: reclassification adjustment for
    gains included in net income                           $106          $0           $209           $0
                                                     -------------------------------------------------------
Other comprehensive income (loss)                          $242        $469           $625         $277
                                                     -------------------------------------------------------
Comprehensive income                                     $1,048      $1,489         $3,192       $3,000
                                                     =======================================================

Fentura Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. All share and per share amounts have been retroactively adjusted to reflect the 20% stock dividend paid on May 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.

Note 2. Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and nine months ended September 30, 2001 and 2000:

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                                     2001        2000           2001           2000
                                                     ----        ----           ----           ----
Basic Earnings Per Common Share:
 Numerator
  Net Income                                     $806,000     $1,020,000      $2,567,000    $2,723,000
                                                 ========     ===========     ==========    ==========

Denominator
 Weighted average common shares
  Outstanding                                   1,730,576      1,711,226       1,727,556     1,714,456
                                                =========      =========       =========     =========

Basic earnings per common share                     $0.47          $0.60           $1.49         $1.59
                                                    =====          =====           =====         =====

Diluted Earnings Per Common Share:
 Numerator
  Net Income                                    $ 806,000     $1,020,000      $2,567,000    $2,723,000
                                                =========     ==========      ==========    ==========

Denominator
 Weighted average common shares
  Outstanding for basic earnings per
  Common share                                  1,730,576      1,711,226       1,727,556     1,714,456

Add:  Dilutive effects of assumed
  Exercises of stock options                        3,528          3,341           3,574         3,403
                                                    -----          -----           -----         -----

 Weighted average common shares
  And dilutive potential common
  Shares outstanding                            1,734,104      1,714,567       1,731,130     1,717,859
                                                =========      =========       =========     =========

Diluted earnings per common share                   $0.46          $0.59           $1.48         $1.59
                                                    =====          =====           =====         =====

Stock options for 6,975 and 10,219 shares of common stock for the nine month period ended September 30, 2001 and 2000 and the 6,975 and 10,219 shares of common stock for the three month period ended September 30, 2001 and 2000 were not considered in computing diluted earnings per common share because they were not dilutive.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

As indicated in the income statement, earnings for the nine months ended September 30, 2001 were $2,567,000 compared to $2,723,000 for the same period in 2000. Earnings decreased as a result of an decrease in net interest income and an increase in operating expenses. The Corporation continues to focus on core banking activities and new opportunities in our current and surrounding markets. Management believes that the softening of the economy that has taken place throughout 2001 and projected for the reminder could continue to place pressure on current and future earnings.

The banking industry uses standard performance indicators to help evaluate a banking institution's performance. Return on average assets is one of these indicators. For the nine months ended September 30, 2001 the Corporation's return on average assets was 1.12% compared to 1.22% for the same period in 2000. For the three months ended September 30, 2001 the Corporation's return on average assets was 1.03% compared to 1.35% for the same period in 2000. Net income per share-basic was $1.49 in the first nine months of 2001 compared to $1.59 for the same period in 2000.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2001 and 2000 are summarized in Table 3. Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2001 and 2000 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    2001 COMPARED TO 2000
                                                     INCREASE (DECREASE)
                                                           DUE TO:
                                             -------------------------------------
                                                            YIELD/
(000'S OMITTED)                                  VOL         RATE        TOTAL
----------------------------------------------------------------------------------
TAXABLE SECURITIES                              ($386)      ($111)       ($497)
TAX-EXEMPT SECURITIES                              (6)         12            6
FEDERAL FUNDS SOLD                                725        (369)         356

TOTAL LOANS                                       899      (1,068)        (169)
LOANS HELD FOR SALE                              (388)         (2)        (390)
                                             -------------------------------------

    TOTAL EARNING ASSETS                          844      (1,538)        (694)


INTEREST BEARING DEMAND DEPOSITS                  (66)         (5)         (71)
SAVINGS DEPOSITS                                  100        (294)        (194)
TIME CD'S $100,000 AND OVER                       105        (104)           1
OTHER TIME DEPOSITS                               360         186          546
OTHER BORROWINGS                                 (425)         (4)        (429)
                                             -------------------------------------

    TOTAL INTEREST BEARING LIABILITIES             74        (221)        (147)
                                             -------------------------------------

         NET INTEREST INCOME                    $770      ($1,317)     ($547)
                                             =====================================

As indicated in Table 1, during the nine months ended September 30, 2001, net interest income decreased compared to the same period in 2000, principally because of the decrease in prime rate that allowed all of the variable rate loan products to reprice at a lower rate. Interest expense decreased mildly due to the lowering in core deposit rates due to the rate decreases and the lagged effect of repricing certificates of deposit at maturity.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended September 30, 2001 and 2000 are shown in Table 2. Net interest income for the three months ended September 30, 2001 was $3,129,000 a decrease of $279,000 over the same period in 2000. This represents a decrease of 8.2%. The primary factor contributing to the net interest income decrease was reductions in interest rates by the Federal Reserve Board.

Net interest income, average balance sheet amounts, and the corresponding yields for the nine months ended September 30, 2001 and 2000 are shown in Table 3. Net interest income for the nine months ended September 30, 2001 was $9,511,000 a decrease of $547,000 over the same period in 2000. This represents a decrease of 5.4%. The primary factor contributing to the decrease was the reduction in interest rates by the Federal Reserve Board.

Management expects the continued softening of the economy throughout the remainder of 2001. Accordingly, the Corporation will seek to strategically manage the balance sheet structure to create stability in net interest income. The Corporation will aggressively seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the three months ended September 30, 2001, the Corporation's net interest margin (without consideration of full tax equivalency) was 4.28% compared with 4.86% for the same period in 2000. This decline is attributable to the impact of interest rates reduction by the Federal Reserve Board and the increase in interest expense due to certificate of deposit growth. The decrease in interest rates impacts the net interest income in the short term because loans have repriced quicker than deposits thus reducing net interest income.

Average earning assets increased 3.9% or approximately $10,850,000 comparing the third quarter of 2001 to the same time period in 2000. Loans, the highest yielding component of earning assets, represented 69.7% of earning assets in 2001 compared to 68.6% in 2000. Average interest bearing liabilities increased 1.5% or $3,442,000 comparing the third quarter of 2001 to the same time period in 2000. Non-interest bearing deposits amounted to 14.9% of average earning assets in the third quarter of 2001 compared with 13.3% in the same time period of 2000.

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

Table 2

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
AVERAGE BALANCES AND RATES                                   2001                               2000
(000's omitted)                                   AVERAGE    INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                           BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                -------------------------------------------------------------------
 Investment securities:
   U.S. Treasury and Government Agencies           $33,657        $488    5.75%       $50,410        $797    6.29%
   State and Political                              14,568         165    4.49%        14,026         160    4.54%
   Other                                             4,086          49    4.76%         1,077          16    5.91%
                                                --------------------------------   --------------------------------
   Total Investment Securities                      52,311         702    5.32%        65,513         973    5.91%
   Fed Funds Sold                                   35,590         311    3.47%        11,420         181    6.31%
 Loans:
   Commercial                                      123,710       2,629    8.43%       106,136       2,577    9.66%
   Tax Free                                            772          10    5.14%           492           7    5.66%
   Real Estate-Mortgage                              9,138         251   10.90%        15,363         390   10.10%
   Consumer                                         64,335       1,391    8.58%        69,186       1,650    9.49%
                                                --------------------------------   --------------------------------
 Total loans                                       197,955       4,281    8.58%       191,177       4,624    9.62%
 Allowance for Loan Loss                            (3,111)                            (3,283)
 Net Loans                                         194,844       4,281    8.72%       187,894       4,624    9.79%
                                                --------------------------------   --------------------------------
Loans Held for Sale                                  4,186          74    7.01%        10,645         189    7.06%
                                                --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                             $290,042      $5,368    7.34%      $278,755      $5,967    8.52%
                                                -------------------------------------------------------------------
 Cash Due from Banks                                10,938                             11,589
 All Other Assets                                   13,997                             13,784
                                                -----------                        -----------
TOTAL ASSETS                                      $311,866                           $300,845
                                                -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                      $40,514                            $37,082
   Interest bearing - DDA                           36,589         156    1.69%        40,264         188    1.86%
   Savings Deposits                                 76,720         491    2.54%        66,689         574    3.42%
   Time CD's $100,000 and Over                      32,704         402    4.88%        32,639         522    6.36%
   Other Time CD's                                  83,061       1,163    5.56%        74,405       1,058    5.66%
                                                --------------------------------   --------------------------------
 Total Deposits                                    269,588       2,212    3.26%       251,079       2,342    3.71%
 Other Borrowings                                    1,952          27    5.49%        13,587         217    6.35%
                                                --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES                    $231,026      $2,239    3.85%      $227,584      $2,559    4.47%
                                                -------------------------------------------------------------------
 All Other Liabilities                               2,206                              2,433
 Shareholders' Equity                               38,120                             33,746
                                                -----------                        -----------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $311,866                           $300,845
                                                -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                  3.49%                              4.04%
Impact of Non-Interest Bearing Funds on Margin                            0.79%                              0.82%
                                                                       ---------                          ---------
Net Interest Income /Margin                                     $3,129    4.28%                    $3,408    4.86%
                                                           =====================              =====================

Table 3
                                                                 NINE MONTHS ENDED SEPTEMBER 30,
AVERAGE BALANCES AND RATES                                   2001                               2000
(000's omitted)                                   AVERAGE    INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                           BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                -------------------------------------------------------------------
 Investment securities:
   U.S. Treasury and Government Agencies           $41,543       1,890    6.08%       $50,868       2,435    6.39%
   State and Political                              14,232         501    4.71%        14,395         496    4.60%
   Other                                             2,285          95    5.56%         1,077          47    5.83%
                                                --------------------------------   --------------------------------
   Total Investment Securities                      58,060       2,486    5.72%        66,340       2,978    6.00%
   Fed Funds Sold                                   25,525         809    4.24%         9,796         453    6.18%
 Loans:
   Commercial                                      120,306       8,059    8.96%       104,227       7,469    9.57%
   Tax Free                                            799          31    5.19%           543          23    5.66%
   Real Estate-Mortgage                             11,290         822    9.73%        15,159       1,131    9.97%
   Consumer                                         65,257       4,342    8.90%        68,227       4,799    9.40%
                                                --------------------------------   --------------------------------
 Total loans                                       197,652      13,254    8.97%       188,156      13,422    9.53%
 Allowance for Loan Loss                            (2,027)                            (3,141)
 Net Loans                                         194,625      13,254    9.10%       185,015      13,422    9.69%
                                                --------------------------------   --------------------------------
Loans Held for Sale                                  3,467         182    7.02%        10,811         572    7.07%
                                                --------------------------------   --------------------------------
 TOTAL EARNING ASSETS                             $284,704     $16,731    7.86%      $275,103     $17,425    8.46%
                                                -------------------------------------------------------------------
 Cash Due from Banks                                10,881                             11,191
 All Other Assets                                   13,865                             13,288
                                                -----------                        -----------
TOTAL ASSETS                                      $306,423                           $296,441
                                                -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Non-Interest bearing - DDA                      $38,292                            $34,711
   Interest bearing - DDA                           36,180         487    1.80%        41,007         558    1.82%
   Savings Deposits                                 71,476       1,541    2.88%        67,506       1,735    3.43%
   Time CD's $100,000 and Over                      35,007       1,487    5.68%        32,696       1,486    6.07%
   Other Time CD's                                  83,646       3,603    5.76%        74,829       3,057    5.46%
                                                --------------------------------   --------------------------------
 Total Deposits                                    264,601       7,118    3.60%       250,749       6,836    3.64%
 Other Borrowings                                    2,174         102    6.27%        10,878         531    6.52%
                                                --------------------------------   --------------------------------
  INTEREST BEARING LIABILITIES                    $228,483      $7,220    4.22%      $226,916      $7,367    4.34%
                                                -------------------------------------------------------------------
 All Other Liabilities                               2,284                              1,717
 Shareholders' Equity                               37,364                             33,097
                                                -----------                        -----------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $306,423                           $296,441
                                                -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                  3.63%                              4.12%
Impact of Non-Interest Bearing Funds on Margin                            0.83%                              0.76%
                                                                       ---------                          ---------
Net Interest Income /Margin                                     $9,511    4.47%                   $10,058    4.88%
                                                           =====================              =====================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb losses inherent in the loan portfolio. Fentura's subsidiary banks' methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 2001, the ALL was $3,145,000, or 1.55% of total loans. This compares with $2,932,000, or 1.50%, at December 31, 2000. The increase of the ALL as a percentage of total loans reflects a modest increase in the allowance for loan losses and increased loan totals. Management feels that the allowance to gross loans is appropriate given the changes in the portfolio mix and overall asset quality.

The provision for loan losses was $572,000 in the first nine months of 2001 and $523,000 for the same time period in 2000. The Corporation increased the provision in 2001 compared to 2000 to fund the allowance for loan losses to a level management feels is necessary to cover losses inherent in the loan portfolio, particularly considering the growth in the loan portfolio in the 2001 period.

Table 4 also summarizes loan losses and recoveries for the first nine months of 2000 and 2001. During the first nine months of 2001 the Corporation experienced net charge-offs of $359,000, compared with net charge-offs of $523,000 for the nine months ended September 30, 2000. Accordingly, the net charge-off ratio for the first nine months of 2001 was .18% compared to .09% for the same period in 2000.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to meet normal credit risks in the loan portfolio. The Corporation's loan portfolio has no significant concentrations in any one industry nor any exposure in foreign loans. The Corporation has not extendcredit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation's local markets may have a significant impact on the level of loan losses. Management continues to identify and devote attention to credits that may not be performing as agreed. Therefore, in light of the aforementioned, management expects a modest reduction to the allowance for loan losses as a percentage to gross loans in 2001. Of course, deterioration of economic conditions could have an impact on the Corporation's credit quality which could impact the need for greater provision for loan losses and the level of ALL as a percentage of gross loans. Non-performing loans are discussed further in the section titled "Non-Performing Assets".

Table 4           ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                          Nine Months Ended        Nine Months Ended
                                                            September 30             September 30,
(000's omitted)                                                 2001                     2000
                                                       --------------------------------------------------
Balance at Beginning of Period                                  $2,932                   $2,961
                                                       --------------------------------------------------
Charge-Offs:
    Commercial, Financial and Agriculture                          (54)                     (18)
    Real Estate-Mortgage                                             0                        0
    Installment Loans to Individuals                              (416)                    (333)
      Total Charge-Offs                                           (470)                    (351)
                                                       --------------------------------------------------
Recoveries:
    Commercial, Financial and Agriculture                            3                      106
    Real Estate-Mortgage                                             2                        0
    Installment Loans to Individuals                               106                       69
      Total Recoveries                                             111                      175
                                                       --------------------------------------------------
Net Charge-Offs                                                   (359)                    (176)
                                                       --------------------------------------------------
Provision                                                          572                      523
                                                       --------------------------------------------------
Balance at End of Period                                        $3,145                   $3,308
                                                       ==================================================
Ratio of Net Charge-Offs to Gross Loans                          0.18%                    0.09%
                                                       ==================================================

NON-INTEREST INCOME

TABLE 5
                                                   Three Months Ended          Nine Months Ended
Analysis of Non-Interest Income                       September 30                September 30
(000's omitted)                                    2001          2000          2001          2000
-------------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                  $511          $484       $1,541         $1,437
Gain on Sale of Mortgages                            $170           $60         $403           $125
Mortgage Servicing Fees                                $0           $62          $35           $190
Fiduciary Income                                     $159          $206         $484           $527
Other Operating Income                               $345          $282       $1,089           $819
Gain on sale of securities - AFS                     $160            $0         $317             $0
                                               --------------------------------------------------------
  Total Non-Interest Income                        $1,345        $1,094       $3,869         $3,098
                                               ========================================================

Non-interest income increased in the nine months ended September 30, 2001 as compared to the same period in 2000, primarily due to an increase in the gain on sale of mortgage loans, and an increase in the gain on sale of investment securities. Non-interest income increased in the third quarter of 2001 as compared to the same quarter in 2000, primarily due to increase in other operating income, gain on sale of mortgages and gain on the sale of investment securities. Overall non-interest income was $3,869,000 in the nine months ended September 30, 2001 compared to $3,098,000 for the same period in 2000. These figures represent an increase of 24.9%. Table 5 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 4.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,541,000 in the first nine months of 2001 compared to $1,437,000 for the same period of 2000. This represents an increase of 7.2%. The service charges for the third quarter of 2001 were $511,000 compared to $484,000 in the same period in 2000. Increases are attributable to service charges from growth in core deposits.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $403,000 in the nine months ended September 30, 2001 and $125,000 in the same period in 2000. For the third quarter of 2001, gains on sale of mortgages were $170,000 compared to $60,000 for the same period in 2000. The change is due to an increase in loans sold in the secondary market due to the increase in residential mortgage refinance activity and new loan volumes due to the downward movement of market interest rates.

Mortgage servicing fees were $35,000 in the nine months ended September 30, 2001 compared to $190,000 in the same time period in 2000. This is a decline of $156,000 or 82.1%. Mortgage servicing fees for the third quarter of 2001 were $0 compared to $62,000 in the same period of 2000. The decline is attributable to the sale of a significant portion of the Corporation's serviced loans, in the last quarter of 2000. There is also a significant decline comparing these fees from the first quarter of 2001 at $34,000 to the second quarter 2001 at $1,000. This decline is also attributable to the sale that took place at the end of 2000. Servicing income was recognized in January of 2001 until these serviced loans were actually transferred to the purchaser.

Fiduciary income decreased $43,000 in the nine months ended September 30, 2001 comparing to the same period in the prior year. This 8.2% decrease in fees is attributable to the decline in the value of assets under management within the Corporation's Trust Department.

Investment gains on the sale of securities totaled $317,000 for the nine months ended September 30, 2001 compared to $0 for the same period in 2000. The gain on the sale of securities was taken to reposition the investment portfolio through the laddering of maturities.

Other operating income increased $270,000 to $1,089,000 in the first nine months of 2001 compared to $819,000 in the same time period in 2000. This is an increase of 32.9%. Other operating income for the third quarter of 2001 of $345,000 compared to $282,000 in the same period of 2000. Other operating income increased due to increases in income from the sale of official checks and an increase in income from the sale of consumer investment products.

Non-Interest Expense

TABLE 6
                                                  Three Months Ended        Nine Months Ended
Analysis of Non-Interest Expense                     September 30,            September 30,
-----------------------------------------------------------------------       -------------
(000's omitted)
                                                  2001        2000       2001         2000
------------------------------------------------------------------------------------------------
Salaries and  Benefits                            $1,643      $1,472      $4,728      $4,413
Equipment                                           $376        $377      $1,056      $1,158
Net Occupancy                                       $236        $199        $657        $597
Office Supplies                                      $83         $74        $192        $235
Loan & Collection Expense                            $48         $44        $130        $250
Advertising                                          $88         $63        $256        $189
Other Operating Expense                             $661        $663      $2,129      $2,008
                                              --------------------------------------------------
  Total Non-Interest Expense                      $3,135      $2,892      $9,148      $8,850
                                              ==================================================

Total non-interest expense was $9,148,000 in the nine months ended September 30, 2001 compared with $8,850,000 in the same period of 2000. This is a increase of 3.4%. This increase is largely attributable to an increase in salaries and benefits expense and net occupancy expenses.

Salary and benefit costs, Fentura's largest non-interest expense category, were $4,728,000 in the nine months ended September 30, 2001, compared with $4,413,000, or an increase of 7.1%, for the same time period in 2000. Increased costs are primarily a result of modest increase in the number of employees. The third quarter showed a increase in the salaries and benefits due to increase in employee benefit costs, and an increase in salary costs in connection with the opening of the second bank, Davison State Bank.

During the nine months ended September 30, 2001 equipment expenses were $1,056,000 compared to $1,158,000 for the same period in 2000, a decrease of 8.8%. The equipment expenses for the third quarter of 2001 were $376,000 compared to $377,000 in the same period of 2000. The decreases in expenses are attributable to reductions in equipment maintenance contracts and equipment depreciation which decreased due to the roll off of fully depreciated assets.

Occupancy expenses at $657,000 increased in the nine months ended September 30, 2001 comparing to the same period in 2000 by $60,000 or 10.1%. Occupancy expenses for the third quarter of 2001 were $236,000 compared to $199,000 for the third quarter of 2000. The increases are attributable to increases in facility repairs, remodeling of the The State Bank main office and the opening and operation of the Davison State Bank new main office, which opened in the second quarter of 2001 and maintenance contracts expense.

During the nine months ended September 30, 2001 office supplies expense at $192,000 decreased $43,000 comparing to the $235,000 in expense for the same period in 2000. Office supplies for the third quarter of 2001 were $83,000 compared to $74,000 in the same period of 2000. The decrease is attributable to volume decreases of regular office supplies and preprinted forms in 2001.

Loan and collection expenses, at $130,000, were down $120,000 during the nine months ended September 30, 2001 comparing to the same time period in 2000. The decrease is primarily attributable to the scaling back of indirect lending functions. The loan and collection expenses in the third quarter of 2001 were $48,000 compared to $44,000 for the same period in 2000. The decrease is primarily attributable to a decrease in legal expenses in connection with collection efforts and a decrease in fees paid to dealers for indirect lending transactions.

Other operating expenses were $2,129,000 in the nine months ended September 30, 2001 compared to $2,008,000 in the same time period in 2000, an increase of $121,000 or 6.0%. The increase is attributable to an increase in the amount of overdrawn deposit account charge-offs and an increase in legal and consulting expenses. Other operating expenses for the third quarter of 2001 were $661,000 compared to $663,000 in the same period of 2000.

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

The Corporation's total assets equaled $319 million for September 30, 2001 compared to December 31, 2000 total assets of $293 million. Loans comprised 63.6% of total assets at September 30, 2001 compared to 66.6% at December 31, 2000. Loans grew $8 million with commercial loans leading the advance by $17.0 million and the other loan categories experiencing reductions The ratio of non-interest bearing deposits to total deposits was 16.0% at September 30, 2001 compared to 14.0% at December 31, 2000. Interest bearing deposit liabilities totaled $232 million at September 30, 2001 compared to $214 million at December 31, 2000. Deposits grew $27.7 million and Fed Funds Purchased decreased $3.2 million to make up the change in interest bearing liabilities at September 30, 2001.

Bank premises and equipment increased $1,224,000 to $7.8 million at September 30, 2001 comparing to $6.5 million at December 31, 2000. The increase is attributable to the renovation of an existing facility and the construction completion of a new headquarters for Davison State Bank.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 7 represents the levels of these assets at September 30, 2001 and December 31, 2000.

Non-performing assets decreased at September 30, 2001 compared to December 31, 2000. This decrease is attributable to a decrease in both loans that are non-accrual and loans which are past due 90 days or more and still accruing. The non-accrual loans decreased because of both charge-offs taken in the first half of 2001 and loans which were made current by the borrower, and loans past due 90 days or more and still accruing decreased due to the collection of payments making certain loans current.

The level and composition of non-performing assets are affected by economic conditions in the Corporation's local markets. Non-performing assets, charge-offs, and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting the Corporation's operating results. In addition to non-performing loans, management carefully monitors other credits that are current in terms of principal and interest payments but, in management's opinion, may deteriorate in quality if economic conditions change. Based on the current softening of the economy, management continues to closely monitor credit quality.

Table 7

Non-Performing Assets and Past Due Loans

                                                   Sept. 30,     December 31,
                                                      2001           2000
                                                 ------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                         $236,000       $489,000
  Non-Accrual Loans                                   426,000        731,000
  Renegotiated Loans                                        0              0
                                                 ------------------------------
    Total Non-Performing Loans                        662,000      1,220,000
                                                 ------------------------------
Other Non-Performing Assets:
  Other Real Estate                                         0              0
  REO in Redemption                                         0              0
  Other Non-Performing  Assets                         70,000        159,000
                                                 ------------------------------
    Total Other Non-Performing Assets                  70,000        159,000
                                                 ------------------------------
Total Non-Performing Assets                          $732,000     $1,379,000
                                                 ==============================
Non-Performing Loans as a % of
  Total Loans                                          0.36%           0.63%
Allowance for Loan Losses as a % of
  Non-Performing Loans                               475.08%         240.33%
Accruing Loans Past Due 90 Days or
  More to Total Loans                                  0.12%           0.25%
Non-performing Assets as a % of
  Total Assets                                          .23%           0.47%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation's liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks' deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders' equity) provided primarily all funding needs in the first nine months of 2001. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while secondary liquidity is provided by the investment portfolio. As of September 30, 2001 federal funds sold represented 11.9% of total assets, compared to 2.5% at December 31, 2000. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash flows from financing activities increased $23,682,000 in the first nine months of 2001 due to the increase in deposits. Comparatively, in the first nine months of 2000, cash flows from financing activities increased $18,228,000 because of increases in deposits and borrowings. Cash flows from investing activities were $4,939,000 during the first nine months of 2001. The increases in investing activities at the end of the third quarter of 2001, were offset by maturing and called investment securities.

CAPITAL MANAGEMENT

Total shareholders' equity rose 6.5% to $38,082,000 at September 30, 2001 compared with $35,754,000 at December 31, 2000. The Corporation's equity to asset ratio was 11.9% at September 30, 2001 and 12.2% at December 31, 2000. The increase in the amount of capital was obtained primarily through retained earnings. In the first nine months of 2001, the Corporation increased its cash dividends by 4.8% to $.66 per share compared with $.63 in the same period in 2000.

As indicated on the balance sheet at December 31, 2000 the Corporation had accumulated other comprehensive loss of $215,000 compared to accumulated other comprehensive income at September 30, 2001 of $410,000. The increase to an income position is attributable to the downward movement of market interest rates and the interest rate structures on those securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation's assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders' equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 9, at September 30, 2001 and at December 31, 2000, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a "well capitalized" banking company.

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

Table 8

                                                              Capital Ratios
                               -----------------------------------------------------------------------------
                                  Regulatory Minimum                   Fentura Bancorp, Inc.
                                For "Well Capitalized"     Sept. 30,      December 31,        Sept. 30,
                                                              2001            2000              2000
  Total Capital to risk
      Weighted assets                     10%                17.03%          16.20%            15.71%
  Tier 1  Capital to risk                 6%                 15.77%          15.00%            14.46%
      Weighted assets
  Tier 1 Capital to average
      Assets                              5%                 12.10%          12.10%            11.97%


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on pages 40 through 42 in Fentura's Annual Report on Form 10-K, is here incorporated by reference.

Fentura Bancorp, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the nine months of 2001, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2001 compared to 2000.

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

Table 9 sets forth the distribution of re-pricing of the Corporation's earning assets and interest bearing liabilities as of September 30, 2001, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 9                                     GAP ANALYSIS SEPTEMBER 30, 2001

(000's Omitted)                                    Within       Three      One to       After
                                                   Three       Months       Five        Five
                                                   Months     One Year      Years       Years       Total
                                                -------------------------------------------------------------
Earning Assets:
  Federal Funds Sold                             $  38,050   $       0   $       0   $       0   $  38,050
  Investment Securities                              4,802       8,924      17,890      20,879      52,495
  Loans                                             90,859      14,247      76,361      21,603     203,070
  Loans Held for Sale                                1,208           0           0           0       1,208
                                                -------------------------------------------------------------
    Total Earning Assets                          $134,919   $   23,171  $  94,251   $  42,482    $294,823
                                                =============================================================

Interest Bearing Liabilities:
  Interest Bearing Demand Deposits               $  37,360   $       0   $       0   $       0   $  37,360
  Savings Deposits                                  78,128           0           0           0      78,128
  Time Deposits Less than $100,000                  15,663      42,791      24,871         185      83,510
  Time Deposits Greater than $100,000               18,032      11,998       3,171           0      33,201
  Other Borrowings                                   1,500          10         245         883       2,638
                                                -------------------------------------------------------------
    Total Interest Bearing Liabilities            $150,683   $  54,799   $  28,287   $    1,068   $234,837
                                                =============================================================
Interest Rate Sensitivity GAP                    $ (15,764)  $ (31,628)  $  65,964   $  41,414   $  59,986
Cumulative Interest Rate
  Sensitivity GAP                                $ (15,764)  $ (47,392)  $  18,572)  $  59,986
Interest Rate Sensitivity GAP                        (0.90)      (0.42)       3.33       39.78
Cumulative Interest Rate
  Sensitivity GAP Ratio                              (0.90)      (0.77)       1.08        1.26

As indicated in Table 9, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. Conversely, if market rates continue to decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering our Gap position at September 30, 2000 and the change in net interest income for the nine months ended September 30, 2001 compared to the same time period in 2000. At September 30, 2000 the Corporation was negatively gapped through one year and since that time interest rates have lowered considerably, yet net interest income declined comparing the first nine months of 2001 to the same period in 2000. This occurred because certain deposit categories, specifically interest bearing demand and savings, did not re-price at the same time or at the same level as asset portfolios. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly reduce net interest income.

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

Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward looking statements contained in this report include, but are not limited to, changes in interest rate and interest rate relationships, demands for products and services, the degree of competition by traditional and non-traditional competitors, changes in banking laws or regulations, changes in tax laws, changes in prices, the impact of technological advances, government and regulatory policy changes, the outcome of pending and future litigation and contingencies, trends in customer's behaviors as well as their ability to repay loans, and the local economy. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.


                           PART II - OTHER INFORMATION

                                      None

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Fentura Bancorp, Inc.



Date  November 14, 2001                     By /s/ Donald L. Grill
                                                 Donald L. Grill
                                                 President & CEO


Date  November 14, 2001                     By /s/ Ronald L. Justice
                                                 Ronald L. Justice
                                                 Chief Financial Officer