Form 10-K
period 2001-12-31
FENTURA BANCORP INC
filed 2002-03-19
CIK 919865

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from_______________ to ______________

Commission file number 0-23550

FENTURA BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization) 175 North Leroy, Fenton, Michigan (Address of Principal Executive Offices)	38-2806518 (IRS Employer Identification No.) 48430-0725 (Zip Code)

Registrant's telephone number, including area code (810) 750-8725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the average bid and asked prices of such stock was approximately $46,858,392 as of March 1, 2002.

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 1,735,496 shares of Common Stock as of March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Fentura Bancorp, Inc. Proxy Statement for its annual meeting of shareholders to be held April 24, 2002 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Bancorp, Inc.

2001 Annual Report on Form 10-K

Table Of Contents

Page
PART I
    Item 1.    Description of Business
    Item 2.    Description of Property
    Item 3.    Legal Proceedings
    Item 4.    Submission of Matters to a Vote of Security Holders
    Additional Item - Executive Officers of Registrant

PART II
    Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
    Item 6.    Selected Financial Data
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    Item 7a.   Quantitative and Qualitative Disclosures About Market Risk
    Item 8.    Financial Statements and Supplementary Data
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
    Item 10.   Directors and Executive Officers of the Registrant
    Item 11.   Executive Compensation
    Item 12.   Security Ownership of Certain Beneficial Owners and Management
    Item 13.   Certain Relationships and Related Transactions

PART IV
    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX	3 9 9 9 10 10 10 11 11 11 11 12 12 12 12 12 14 15

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

        Fentura Bancorp, Inc. (the "Company" or "Fentura") is a financial holding company headquartered in Fenton, Michigan. As of December 31, 2001, Fentura owned two banks, see "The Banks" below. All information in this Item 1 is as of December 31, 2001. The Company's subsidiary banks operate nine community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan. At the close of business on December 31, 2001 the Company had assets of $309 million, deposits of $265 million, and shareholders' equity of $38 million. Trust assets under management totaled $55 million.

        Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank ("TSB" or one of the "Banks"). TSB traces its origins to its predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898. See "The Banks". On March 13, 2000 a second bank subsidiary, Davison State Bank ("DSB" or one of the "Banks") commenced operation.

        In August of 2000 Fentura converted from a bank holding company to a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act and the Gramm-Leach-Bliley Act (the "GLB Act"). The Company has corporate power to engage in such activities as are permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and GLB Act and regulations of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities that are closely related to the business of banking. The GLB Act and regulations expand the authority of bank holding companies that are also financial holding companies allowing them to enter into business combinations with other financial institutions, including insurance companies, and securities firms to create a single financial services organization in order to offer customers a more complete array of financial products and services. See "Supervision and Regulation."

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

        Both Banks are community-oriented providers of financial services engaged in the business of general commercial banking. Their activities include investing in state and federal securities, accepting demand deposits, savings and other time deposits, extending retail, commercial, consumer and real estate loans to individuals and businesses, providing safe deposit boxes and credit card services, transmitting funds and providing other services generally associated with full service commercial banking. Lending is focused on individuals and small businesses in the local market regions of the Banks. In addition, TSB operates a trust department offering a full range of fiduciary services.

        TSB is headquartered in the City of Fenton, Michigan, and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2001, TSB operated five offices in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, and one office in the Township of Grand Blanc, Michigan. Its main office is located downtown Fenton.

        DSB is headquartered in the Township of Davison, Michigan, and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2001, DSB operated two offices in the Township of Davison, Michigan.

        As of December 31, 2001, TSB employed 112 full time personnel, including 32 officers, and an additional 26 part time employees. TSB considers its employee relations to be excellent.

        As of December 31, 2001, DSB employed 10 full time personnel, including 3 officers, and an additional 6 part time employees. DSB considers its employee relations to be excellent.

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

Supervision and Regulation

        The following is a summary of certain statutes and regulations affecting the Company and the Banks. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Banks and the business of the Company and the Banks.

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Banks can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Banks, and the public, rather than shareholders of the Banks or the Company.

        Federal law and regulations establish supervisory standards applicable to the lending activities of the Banks, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Company

        General . In August of 2000, the Company became a financial holding company, within the meaning of the Gramm-Leach-Bliley Act of 1999 ("GLB Act"), and is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems a Bank's capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank's sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

        Investments and Activities . In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another financial holding company or bank holding company, will require the prior written approval of the Federal Reserve Board under the BHCA. No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company or bank, engaged in activities that are financial in nature as determined by the Federal Reserve Board.

        The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

        Financial holding companies, such as the Company, may engage in various lending, advisory, insurance and insurance underwriting, securities underwriting, dealing and market making, and merchant banking activities (as well as those activities previously approved for bank holding companies by the Federal Reserve Board) together with such other activities as may be determined by the Federal Reserve Board (in coordination with other regulatory authorities) to be financial in nature, incidental to any such financial activity, or complementary to any such financial activity, and which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. In order to maintain the benefits and flexibility of being a financial holding company, each of the Company's subsidiary depository institutions must continue to be "well-capitalized" and "well-managed" under applicable regulatory standards and each subsidiary depository institution must maintain at least a satisfactory or above Community Reinvestment Act rating.

        Capital Requirements . The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

        The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

        Dividends . The Company is a corporation separate and distinct from the Banks. Most of the Company's revenues are received by it in the form of dividends paid by the Banks. Thus, the Company's ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Banks' ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Banks are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution.

The Banks

        General . The Banks are Michigan banking corporations, and their deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a BIF insured Michigan chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of BIF. These agencies and the federal and state laws applicable to the Banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance . As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category to .27% of deposits in the highest risk category. However, there is speculation that the reserve may fall below the mandated ratio resulting in increased assessments in the second half of 2002.

        FICO Assessments . The Banks, as members of the BIF, are subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

        Commissioner Assessments . Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

        Capital Requirements . The FDIC has established the following minimum capital standards for state-chartered, FDIC insured non-member banks, such as the Banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:

                                        Total                Tier 1
                                        Risk-Based           Risk-Based
                                        Capital Ratio        Capital Ratio         Leverage Ratio

Well capitalized                        10% or above         6% or above           5% or above
Adequately capitalized                    8% or above        4% or above           4% or above
Undercapitalized                        Less than 8%         Less than 4%          Less than 4%
Significantly undercapitalized          Less than 6%         Less than 3%          Less than 3%
Critically undercapitalized                       --                   --          A ratio of tangible
                                                                                   equity to total assets
                                                                                   of 2% or less

        As of December 31, 2001, each of the Banks' ratios exceeded minimum requirements for the well capitalized category.

        Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

        In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

        Dividends . Under Michigan law, the Banks are restricted as to the maximum amount of dividends they may pay on their common stock. The Banks may not pay dividends except out of net income after deducting their losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

        Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by an insured bank, if such payment is determined, by reason of the financial condition of the bank, to be an unsafe and unsound banking practice.

        Insider Transactions . The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Banks maintain a correspondent relationship.

        Safety and Soundness Standards . The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

        Investments and Other Activities . Under federal law and FDIC regulations, FDIC -insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Banks.

        Consumer Protection Laws . The Banks' businesses include making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Banks are subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

        Branching Authority . Michigan banks, such as the Banks, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals. Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

        Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Services, Division of Financial Institutions, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 175 North Leroy Street, Fenton, Michigan, which is also the main office of The State Bank. The State Bank also has the following branches in Fenton: a North Fenton Branch at 1231 North Leroy Street; an Owen Road branch at 3202 Owen Road (this branch also contains TSB's data processing center, bookkeeping department, and distributions department), a branch at 18005 Silver Parkway, and a loan office at 101 North Leroy Street. The State Bank's other branches are located in Linden, Michigan, at 107 Main Street; Holly, Michigan, at 4043 Grange Hall Road; and Grand Blanc, Michigan, at 8185 Holly Road. Davison State Bank is headquartered in Davison, Michigan, at 8477 Davison Road with one branch location at 8503 Davison Road. The Company owns all of its properties with the exception of the Holly, Davison, Grand Blanc and the Silver Parkway facilities, which are leased from third parties.

        All properties have maintenance contracts and are maintained in good condition.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2001, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

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

Donald L. Grill (age 53) was appointed as President and Chief Executive Officer of the Company and of TSB in late 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank - Frankenmuth.

Ronald L. Justice (age 37) is the Chief Financial Officer and Secretary of the Company. Mr. Justice was promoted to Senior Vice President and Chief Financial Officer of TSB in 1999 and prior to that served as Chief Financial Officer and Vice President since 1995. Prior to that Mr. Justice held other positions with TSB.

Robert E. Sewick (age 52) is Senior Vice President and Senior Loan Officer of TSB. Mr. Sewick was appointed to that position in June of 1999. Mr. Sewick has 29 years of banking experience, most recently as Senior Vice President/Regional Credit Officer of Huntington National Bank for Western Michigan.

John A. Emmendorfer, Jr. (age 39) was appointed President and Chief Executive Officer of Davison on February 24, 2000. Prior to that time Mr. Emmendorfer was an employee of TSB from 1988 to 1999 and most recently served as TSB's Vice President and Director of Commercial Lending.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The market and dividend information required by this item appears under the caption "Fentura Bancorp, Inc. Common Stock" and "Table 14 on page 47 under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", of the Company's 2001 Rule 14a-3 annual report, and is incorporated herein by reference.

        The holders of record information required by this item appears under the caption "Stock Ownership Information" on page 4 of the Company's 2002 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing in Table 1 on page 30 of the Company's 2001 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item appears under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", appearing on pages 30 through 47 of the Company's 2001 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item appears under the headings "Liquidity and Interest Rate Risk Management" on pages 42and 43 and "Quantitative and Qualitative Disclosure About Market Risk" on page 43 and 44 under the title "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of the Company's 2001 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and Report of Crowe, Chizek and Company LLP, Independent Auditors appear on pages 1 through 29 of the Financial Statements portion of the Company's 2001 Rule 14a-3 annual report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 26,2001, the Company dismissed Grant Thornton LLP as the Company's principal accountants. The former accountants' reports on the Company's financial statements for the past two years ended December 31, 1999 and December 31, 2000 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Audit Committee of the Company and by its Board of Directors. During the Company's two most recent fiscal years and subsequent interim periods, preceding the dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in connection with their report. No "reportable events" as defined in Item 304(a)(1)(v) occurred within the Company's two most recent fiscal years and any subsequent interim periods preceding the former accountants dismissal.

        On March 26,2001, the Company engaged Crowe, Chizek and Company LLP as its principal accountants to audit the Company's financial statements for the year ending December 31, 2001. During the Company's two most recent fiscal years and any subsequent interim period prior to engaging the new accountants, the Company did not consult with the newly engaged accountants regarding any of the matters described in Item 304(a)(2)(i) or (ii).

        The letter of the former accountants required by Items 304(a)(3) was filed as Exhibit 16 to the Company's report on Form 8-K reporting the change in certifying accountants and is incorporated in this Report by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's Executive officers are identified in "Additional Item" in Part I of this Report on Form 10-K. The other information required by this item appears under the captions "2002 Election of Directors," "The Corporation's Board of Directors," "Committees of the Corporation Board," and "Compliance with Section 16 Reporting" on pages 3, 4, 5, and 13, respectively, of the Company's 2002 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item appears under the captions "Executive Compensation," "Directors' Compensation," "Executive Compensation," "Retirement and Change in Control Arrangements" and "Shareholder Return Performance Graph" on pages 5 and 6, and 8 through 13, respectively, of the Company's 2002 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Stock Ownership of Directors, Executive Officers and Certain Major Shareholders" on page 4 of the Company's 2002 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item appears under the caption "Other Information - Transactions with Certain Interested Persons" on page 13 of the Company's 2002 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements:
The following consolidated financial statements of the Company and Report of Crowe,
Chizek and Company LLP, Independent Auditors are incorporated by reference under
Item 8 “Financial Statements and Supplementary Data” of this document:
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Comprehensive Income
     Consolidated Statements of Changes in Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to the Consolidated Financial statements
Report of Crowe Chizek LLP, Independent Auditors
2.	Financial Statement Schedules All schedules are omitted -- see Item 14(d) below.

	3.	Exhibits: The exhibits listed on the “Exhibit Index” following the signature page of this report are filed herewith and are incorporated herein by reference.
(b)	Report on Form 8-K No reports on Form 8-K were filed during the quarter ended December 31, 2001.
(c)	Exhibits: The "Exhibit Index" follows the signature page of this report and is incorporated herein by reference.
(d)	Financial Statement Schedules:
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

Fentura Bancorp, Inc. (Registrant)
By /s/Donald L. Grill Donald L. Grill On behalf of the registrant and as President & CEO, and Director	Date: March 13, 2002

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
/s/Russell H. VanGilder, Jr.
Russell H. VanGilder, Jr.

/s/Forrest A. Shook
Forrest A. Shook

/s/David A. Duthie
David A. Duthie

/s/Peggy L. Haw Jury
Peggy L. Haw Jury

/s/J. David Karr
J. David Karr

/s/Thomas P. McKenney
Thomas P. McKenney

/s/Ronald L. Justice
Ronald L. Justice	Chairman of the Board and Director Vice Chairman of the Board Director Director Director Director Director Chief Financial Officer and Secretary (Also Principal Accounting Officer)	March 13, 2002 March 13, 2002 March 13, 2002 March 13, 2002 March 13, 2002 March 13, 2002 March 13, 2002

FENTURA BANCORP, INC.
2001 Annual Report on Form 10-K
EXHIBIT INDEX

Exhibit Number	Exhibit

3(i)	Articles of Incorporation of Fentura Bancorp, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(ii)	Bylaws of Fentura Bancorp, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(iii)	Amendment to the Articles of Incorporation of Fentura Bancorp, Inc. (Incorporated by reference to Form 10-K Filed March 20, 2001)

4(i)	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 - Registration No. 333-75194)

10.7	Lease of Davison Branch Bank Site between The State Bank and VG's Food Center, Inc. dated April 27, 1993 (Incorporated by reference to Form 10-SB Registration Number 0-23550)

10.10	Lease of Fenton Silver Parkway Branch site between The State Bank and VG’s Food Centers dated March 26, 1996 (Incorporated by reference to Form 10Q-SB filed on May 2, 1996)

10.11	Lease of Davison (second) Branch site between The State Bank and VG’S Food Centers dated November 12, 1996 (Incorporated by reference to Form 10K-SB filed on March 20, 1997)

10.12	Directors Stock Purchase Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.13	Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.14	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Form 10Q-SB filed on May 2, 1996)

10.15	Retainer Stock Plan for Directors (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.16	Employee Stock Option Plan(Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.17	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.18	Executive Stock Bonus Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.19	Stock Purchase Plan between The State Bank and Donald E. Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated November 17, 1996 (Incorporated by reference to Form 10K-SB filed March 20, 1997)

10.20	Severance Compensation Agreement between the Registrant and Donald L. Grill dated March 20, 1997 (Incorporated by reference to Form 10Q-SB filed May 12, 1997)

Exhibit Number	Exhibit

13	Rule 14a-3 Annual Report to Security Holders (Filed herewith)

16	Letter of former accountants required by Item 304(a)(3) of Regulation S-K (Incorporated by reference to Registrant’s Report on Form 8-K filed March 28, 2001)

21.1	Subsidiaries of the Registrant (Filed herewith)

21.1	Consent of Independent Accountants (Filed herewith)

Exhibit 13

Rule 14a-3 annual report

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FENTURA BANCORP, INC.

DECEMBER 31, 2001, 2000 AND 1999

and

Management's Discussion and Analysis of
Financial Condition and Results of Operations

CONTENTS

PAGE

Reports of Independent Certified Public Accountants...............................................	3

FINANCIAL STATEMENTS

Consolidated Balance Sheet......................................................................................	5

Consolidated Statements of Income.........................................................................	6

Consolidated Statements of Comprehensive Income...............................................	7

Consolidated Statements of Stockholders' Equity...................................................	8

Consolidated Statements of Cash Flows.................................................................	9

Notes to Consolidated Financial Statements...........................................................	10-32

Management's Discussion and Analysis of Financial Conditions and Results of Operations................................................	33-51

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Fentura Bancorp, Inc.
Fenton, Michigan

We have audited the accompanying consolidated balance sheet of Fentura Bancorp, Inc. as of December 31, 2001 and the related consolidated statements of income, statements of comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Corporation as of and for each of the two years in the period ended December 31, 2000 were audited by other auditors whose report dated January 26, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fentura Bancorp, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Crowe, Chizek and Company LLP
Grand Rapids, Michigan January 25, 2002

3.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Fentura Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Fentura Bancorp, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fentura Bancorp, Inc. and subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Southfield, Michigan January 26, 2002

4.

FENTURA BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(000's omitted except per share data)

                                            CONSOLIDATED BALANCE SHEETS
                                            December 31, 2001 and 2000
                                       (000's omitted except per share data)

--------------------------------------------------------------------------------------------------
                                                                         2001            2000
ASSETS                                                                   ----            ----
     Cash and due from banks                                        $     19,038     $     13,459
     Federal funds sold                                                   22,800            7,250
                                                                    ------------     ------------
         Total cash and cash equivalents                                  41,838           20,709

     Securities available for sale, at market                             25,792           52,599
     Securities held to maturity (fair value of $13,508 at
       December 31, 2001 and $13,419 at December 31, 2000)                13,375           13,283

     Loans held for sale                                                   1,710              187
     Loans, net of allowance for loan losses of
       $3,125 and $2,932, respectively                                   211,005          192,176

     Bank premises and equipment                                           8,532            6,547
     Accrued interest receivable                                           1,445            1,924
     Federal Home Loan Bank stock                                            822              822
     Other assets                                                          4,571            4,643
                                                                    ------------     ------------
                                                                    $    309,090     $    292,890
                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
         Noninterest-bearing deposits                               $     42,524     $     34,762
         Interest-bearing deposits                                       222,746          213,894
                                                                    ------------     ------------
              Total deposits                                             265,270          248,656

     Short-term borrowings                                                 2,100            4,680
     Federal Home Loan Bank Advances                                       1,138            1,151
     Accrued taxes, interest and other liabilities                         2,149            2,649
                                                                    ------------     ------------
         Total liabilities                                               270,657          257,136

Stockholders' equity
     Common stock - $2.50 par value 1,735,496
       shares issued (1,722,308 in 2000)                                   4,338            4,305
     Surplus                                                              26,326           26,016
     Retained earnings                                                     7,677            5,648
     Accumulated other comprehensive income (loss)                            92             (215)
                                                                    ------------     ------------
                                                                          38,433           35,754
                                                                    ------------     ------------
                                                                    $    309,090     $    292,890
                                                                    ============     ============

          See accompanying notes to consolidated financial statements.

5.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                   Years ended December 31, 2001, 2000 and 1999
                                       (000's omitted except per share data)

--------------------------------------------------------------------------------------------------

                                                    2001              2000              1999
Interest income
     Loans, including fees                     $       17,555     $       18,710    $        16,882
     Securities:
         Taxable                                        2,426              3,350              3,163
         Tax-exempt                                       660                624                577
     Short-term investments                               926                643                592
                                               --------------     --------------    ---------------
         Total interest income                         21,567             23,327             21,214

Interest expense
     Deposits                                           8,958              9,266              7,881
     Short-term borrowings                                 47                 86                 93
     Federal Home Loan Bank Advances                       86                538                 39
                                               --------------     --------------    ---------------
         Total interest expense                         9,091              9,890              8,013
                                               --------------     --------------    ---------------
Net interest income                                    12,476             13,437             13,201

Provision for loan losses                                 751                584                545
                                               --------------     --------------    ---------------
Net interest income after provision for loan losses    11,725             12,853             12,656

Noninterest income
     Service charges on deposit accounts                2,286              1,915              1,972
     Gain on sale of mortgages                            659                179                108
     Mortgage servicing                                                      631                153
     Trust income                                         566                695                581
     Gain on sale of securities                           674                                    24
     Other income and fees                              1,178              1,108              1,424
                                               --------------     --------------    ---------------
         Total noninterest income                       5,363              4,528              4,262

Noninterest expense
     Salaries and employee benefits                     5,988              5,801              5,564
     Occupancy                                            886                784                797
     Furniture and equipment                            1,411              1,552              1,429
     Office supplies                                      300                311                274
     Loan and collection                                  178                289                373
     Advertising and promotional                          320                263                257
     Other professional services                        1,144              1,000                804
     Other general and administrative                   1,473              1,436              1,638
                                               --------------     --------------    ---------------
         Total noninterest expense                     11,700             11,436             11,136
                                               --------------     --------------    ---------------
Net income before taxes                                 5,388              5,945              5,782

Applicable income taxes                                 1,611              1,729              1,782
                                               --------------     --------------    ---------------
Net income                                     $        3,777     $        4,216    $         4,000
                                               ==============     ==============    ===============
Per share:
     Earnings - basic                                $    2.18          $   2.46           $   2.36
     Earnings - diluted                                   2.18              2.45               2.35
Average number of common shares outstanding          1,728,983         1,712,971          1,698,581

          See accompanying notes to consolidated financial statements.

6.

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   Years ended December 31, 2001, 2000 and 1999
                                       (000's omitted except per share data)

---------------------------------------------------------------------------------------------------------

                                                                    2001            2000           1999
                                                                    ----            ----           ----
Net income                                                     $     3,777    $     4,216     $     4,000

Other comprehensive income (loss):
     Unrealized holding gains (losses) on available
       for sale securities                                           1,139          1,318          (1,912)
     Less: reclassification adjustment for gains and
       losses later recognized in income                               674                             24
                                                               -----------    -----------     -----------
         Net unrealized gains (losses)                                 465          1,318          (1,936)
     Tax effect on unrealized holding gains (losses)                  (158)          (448)            658
                                                               -----------    -----------     -----------
         Other comprehensive income (loss), net of tax                 307            870          (1,278)
                                                               -----------    -----------     -----------
     Comprehensive income                                      $     4,084    $     5,086     $     2,722
                                                               ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

7.

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   Years ended December 31, 2001, 2000 and 1999
                                       (000's omitted except per share data)

-------------------------------------------------------------------------------------------------------------------

                                                                                                                                                    Accumulated
                                                                                                                                                       Other             Total
                                                        Common        Capital      Retained     Comprehensive     Stockholders'
                                                         Stock        Surplus      Earnings      Income (Loss)       Equity

Balance, January 1, 1999                              $   3,521     $   17,644     $   8,664      $   193         $   30,022

Net Income                                                                             4,000                           4,000

Cash Dividends ($.93 per share)                                                       (1,586)                         (1,586)

Issuance of shares under stock purchase plans                34            673                                           707

Other comprehensive income (net of tax)                                                            (1,278)            (1,278)
                                                      ---------     ----------     ---------     --------         ----------
Balance, December 31, 1999                                3,555         18,317        11,078       (1,085)            31,865

Net Income                                                                                          4,216              4,216

Cash Dividends ($.97 per share)                                                                    (1,659)            (1,659)

Issuance of shares under stock purchase plans                38            432                                           470

Stock repurchase                                             (1)                          (7)                             (8)

Stock dividend                                              713          7,267        (7,980)

Other comprehensive income (net of tax)                                                               870                870
                                                      ---------     ----------     ---------     --------         ----------
Balance, December 31, 2000                                4,305         26,016         5,648         (215)            35,754

Net Income                                                                             3,777                           3,777

Cash Dividends ($1.01 per share)                                                      (1,748)                         (1,748)

Issuance of shares under stock purchase plans                33            310                                           343

Other comprehensive income (net of tax)                                                               307                307
                                                      ---------     ----------     ---------     --------         ----------
Balance, December 31, 2001                            $   4,338     $   26,326      $  7,677      $    92        $    38,433
                                                      =========     ==========     =========     ========        ===========

          See accompanying notes to consolidated financial statements.

8.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years ended December 31, 2001, 2000 and 1999
                                       (000's omitted except per share data)

-------------------------------------------------------------------------------------------------------------------
                                                                 2001            2000           1999
Cash flows from operating activities                             ----            ----           ----
     Net income                                               $  3,777     $    4,216     $     4,000
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation and amortization                             968            941             851
         Deferred income taxes (benefit)                          (170)          (100)            (35)
         Provision for loan losses                                 751            584             545
         Gain on sale of mortgage servicing rights                               (467)
         Gain on sale of loans                                    (659)          (179)           (108)
         Loans originated for sale                             (48,585)        (9,494)         (7,482)
         Proceeds from the sale of loans                        47,721          9,501           7,593
         Gain on sales of securities - AFS                        (674)                           (24)
         Net change in accrued interest receivable                 440           (237)            (29)
         Net change in accrued interest payable and
           other liabilities                                      (377)           915          (3,135)
                                                              --------     ----------      ----------
              Net cash from operating activities                 3,192          5,680           2,176

Cash flows from investing activities
     Proceeds from maturities of securities - HTM                4,054
     Proceeds from maturities of securities - AFS                8,620          6,539          56,628
     Proceeds from calls of securities - AFS                    20,596
     Proceeds from sales of securities - AFS                    27,274                         12,321
     Purchases of securities - HTM                              (4,235)
     Purchases of securities - AFS                             (28,487)        (3,995)        (60,763)
     Originations of loans, net of principal repayments        (19,580)        (4,390)        (19,203)
     Proceeds from sale of mortgage servicing rights                              887
     Acquisition of premises and equipment                      (2,921)        (1,336)         (2,083)
                                                              --------     ----------      ----------
         Net cash from investing activities                      5,321         (2,295)        (13,100)

Cash flows from financing activities
     Net change in deposits                                     16,614          1,605           5,946
     Net change in short-term borrowings                        (2,580)         3,315           1,324
     Repayments on advances from Federal
       Home Loan Bank                                              (13)           (13)            (11)
     Cash dividends paid                                        (1,748)        (1,659)         (1,586)
     Net proceeds from stock issuance and purchases                343            462             707
                                                              --------     ----------      ----------
         Net cash from financing activities                     12,616          3,710           6,380
                                                              --------     ----------      ----------
Net increase in cash and cash equivalents                       21,129          7,095          (4,544)

Cash and cash equivalents at beginning of year                  20,709         13,614          18,158
                                                              --------     ----------      ----------
Cash and cash equivalents at end of year                   $    41,838    $    20,709     $    13,614
                                                           ===========    ===========     ===========
Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest $                                              8,861     $    9,652     $     8,279
         Income taxes                                            1,710          1,627           2,054

          See accompanying notes to consolidated financial statements.

9.

FENTURA BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Fentura Bancorp, Inc. (The Corporation) and its wholly-owned subsidiaries, The State Bank in Fenton, Michigan and Davison State Bank in Davison, Michigan (the Banks). Intercompany transactions and balances are eliminated in consolidation.

Davison State Bank was formed March 13, 2000 as a de novo bank resulting from the spin-off of two existing branches of The State Bank. This transaction was accounted for at historical cost and therefore did not have any effect on the consolidated financial statements.

The Corporation provides banking and trust services principally to individuals, small businesses and governmental entities through its nine community banking offices in Genesee, Livingston and Oakland Counties in eastern Michigan. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of securities, fair values of financial instruments and status of contingencies are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan Bank stock are carried at cost.

10.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over useful lives ranging from 3 to 50 years.

11.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Corporation’s financial statements.

12.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $5,324,000 and $3,123,000 was required to meet regulatory reserve and clearing requirements at year end 2001 and 2000. These balances do not earn interest.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the banks to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While the Corporation’s chief decision-makers monitor the revenue streams of the various Corporation products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

13.

NOTE 2 - EARNINGS PER SHARE

The factors in the earnings per share computation follow.

                                                             2001              2000               1999
     Basic                                                   ----              ----               ----
         Net income                                    $   3,777,000     $   4,216,000    $    4,000,000
                                                       =============     =============    ==============
         Weighted average common shares
           outstanding                                     1,728,983         1,712,971         1,698,581
                                                       -------------     -------------    --------------
         Basic earnings per common share               $        2.18     $        2.46    $         2.36
                                                       =============     =============    ==============
     Diluted
         Net income                                    $   3,777,000     $   4,216,000    $    4,000,000
                                                       =============     =============    ==============
     Weighted average common shares outstanding
       for basic earnings per common share                 1,728,983         1,712,971         1,698,581
     Add:  Dilutive effects of assumed exercises of
       stock options                                           3,456             4,486             6,709
                                                       -------------     -------------    --------------
     Average shares and dilutive potential
       common shares                                       1,732,439         1,717,457         1,705,290
                                                       =============     =============    ==============
     Diluted earnings per common share                 $        2.18     $        2.45    $         2.35
                                                       =============     =============    ==============

Stock options for 6,841, 10,176, and 8,832 shares of common stock were not considered in computing diluted earnings per common share for 2001, 2000, and 1999 because they were antidilutive.

14.

NOTE 3 - SECURITIES

Year-end securities are as follows (in thousands):

Available for Sale
                                                                 Gross           Gross
                                                 Amortized      Unrealized      Unrealized        Fair
                                                   Cost           Gains          Losses          Value
2001                                               ----           -----          ------          -----
----
     U.S. Government and federal agency        $     8,767    $        56    $        (5)    $     8,818
     State and municipal                             3,710              3            (34)          3,679
     Mortgage-backed                                 7,815             65            (10)          7,870
     Corporate                                       5,361             64                          5,425
                                               -----------    -----------    -----------     -----------
                                               $    25,653    $       188    $       (49)    $    25,792
                                               ===========    ===========    ===========     ===========
2000
----
     U.S. Government and federal agency        $    32,144    $        40    $       (59)    $    32,125
     State and municipal                               964                                           964
     Mortgage-backed                                19,352             53           (168)         19,237
     Equity securities                                 465                          (192)            273
                                               -----------    -----------    -----------     -----------
                                               $    52,925    $        93    $      (419)    $    52,599
                                               ===========    ===========    ===========     ===========
Held to Maturity

2001
----
     State and municipal                       $    13,375    $       174    $       (41)    $    13,508
                                               ===========    ===========    ===========     ===========
2000
----
     State and municipal                       $    13,283    $       153    $       (17)    $    13,419
                                               ===========    ===========    ===========     ===========

 Sales of available for sale securities were as follows (in thousands):

                                                                2001            2000           1999
                                                                ----            ----           ----
     Proceeds                                                $    27,274                    $    12,321
     Gross gains                                                     674                             73
     Gross losses                                                                                    49

15.

NOTE 3 - SECURITIES (Continued)

Contractual maturities of debt securities at year-end 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately (in thousands).

                                                    Held to Maturity             Available for Sale
                                                    ----------------             ------------------
                                                Amortized        Fair          Amortized        Fair
                                                  Cost           Value           Cost           Value
                                                  ----           -----           ----           -----
     Due in one year or less                   $     5,234    $     5,260    $     1,237     $     1,239
     Due from one to five years                      3,823          3,892         14,147          14,250
     Due from five to ten years                      2,747          2,793          1,141           1,141
     Due after ten years                             1,571          1,563          1,313           1,292
     Mortgage-backed                                                               7,815           7,870
                                               -----------    -----------    -----------     -----------
                                               $    13,375    $    13,508    $    25,653     $    25,792
                                               ===========    ===========    ===========     ===========

Securities pledged at year end 2001 and 2000 had a carrying amount of $2,123,000 and $2,120,000 and were pledged to secure public deposits and repurchase agreements.

NOTE 4 - LOANS

Major categories of loans at December 31, are as follows (in thousands):

                                                                          2001            2000
                                                                          ----            ----
     Commercial                                                     $    118,894     $    101,925
     Real estate - construction                                           25,434           17,471
     Real estate - mortgage                                               11,158           10,514
     Consumer                                                             58,644           65,198
                                                                    ------------     ------------
                                                                         214,130          195,108
     Less allowance for loan losses                                        3,125            2,932
                                                                    ------------     ------------
                                                                    $    211,005     $    192,176
                                                                    ============     ============
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

16.

NOTE 4 - LOANS (Continued)

Certain directors and executive officers of the Corporation, including their affiliates are loan customers of the Banks. Such loans were made in ordinary course of business at the Banks' normal credit terms and interest rates, and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2001, 2000, and 1999 amounted to $1,532,000, $1,134,000, and $909,000, respectively. During 2001, $601,000 of new loans were made to these persons and repayments totaled $203,000.

Activity in the allowance for loan losses for the years are as follows (in thousands)

                                                                  2001            2000           1999
                                                                  ----            ----           ----
     Balance, beginning of year                               $     2,932    $     2,961     $     2,783
     Provision for loan losses                                        751            584             545
                                                              -----------    -----------     -----------
                                                                    3,683          3,545           3,328
     Loans charged off                                               (713)          (806)           (451)
     Loan recoveries                                                  155            193              84
                                                              -----------    -----------     -----------
     Balance, end of year                                     $     3,125    $     2,932     $     2,961
                                                              ===========    ===========     ===========

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans is as follows at December 31, (in thousands):

                                                                         2001           2000
                                                                         ----           ----
     Principal amount not requiring allowance                        $         0     $         0
     Principal amount requiring specific allowance                         2,880           2,315
                                                                     -----------     -----------
                                                                     $     2,880     $     2,315
     Amount of the allowance for loan loss                           ===========     ===========
         Allocated                                                   $       819     $       715

Loans which accrual of interest have been discontinued at December 31, 2001, and 2000 amounted to $321,000 and $731,000 respectively and are included in the impaired loans above.

Interest income recognized on impaired loans based on cash collections totaled approximately $142,000, $146,000, and $299,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The average recorded investment in impaired loans was $2,597,000, $1,932,000, $1,848,000 during the years ended December 31, 2001, 2000, and 1999.

17.

NOTE 5 - PREMISES AND EQUIPMENT, NET

Bank premises and equipment is comprised of the following at December 31 (in thousands):

                                                                         2001           2000
                                                                         ----           ----
     Land and land improvements                                      $     1,305     $     1,273
     Building and building improvements                                    6,933           4,208
     Furniture and equipment                                               8,159           7,963
     Construction in progress                                                911             995
                                                                     -----------     -----------
                                                                          17,308          14,439
     Less accumulated depreciation                                         8,776           7,892
                                                                     -----------     -----------
                                                                     $     8,532     $     6,547
                                                                     ===========     ===========

Depreciation expense was $935,568, $983,946, and $879,466 for 2001, 2000, and 1999 respectively.

Rent expense for 2001 was $133,420, for 2000 was $130,160, and for 1999 was $140,740. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present.

                  2002                                               $   138,090
                  2003                                                   129,240
                  2004                                                   129,240
                  2005                                                   105,240
                  2006                                                    66,300
                  Thereafter                                                   0
                                                                     -----------
                                                                     $   568,110
                                                                     ===========

18.

NOTE 6 - DEPOSITS

The following is a summary of deposits at December 31 (in thousands):

                                                                         2001            2000
     Noninterest-bearing:                                                ----            ----
         Demand                                                     $     42,524     $     34,762
     Interest-bearing:
         Savings                                                          80,090           66,186
         Money market demand                                              40,930           37,165
         Time, $100,000 and over                                          22,597           34,259
         Time, $100,000 and under                                         79,129           76,284
                                                                    ------------     ------------
                                                                    $    265,270     $    248,656
                                                                    ============     ============

Scheduled maturities of time deposits at December 31, were as follows (in thousands):

                                                                          2001            2000
                                                                          ----            ----
     In one year                                                    $     77,796     $     75,269
     In two years                                                         11,522           22,598
     In three years                                                        7,456            6,423
     In four years                                                         3,441            3,784
     In five years                                                         1,296            2,198
     Thereafter                                                              215              271
                                                                    ------------     ------------
                                                                    $    101,726     $    110,543
                                                                    ============     ============

NOTE 7 - OTHER BORROWINGS

Short-Term Borrowings

Short-term borrowings consist of term federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

Federal Home Loan Bank Advances

The Bank has the authority and approval from the Federal Home Loan Bank (FHLB) to borrow up to $20 million collateralized by 1-4 family mortgage loans, government and agency securities, and mortgage-backed securities. Advances outstanding at December 31, 2001, 2000, and 1999 mature in 2016, can be prepaid without penalty and bear interest at 7.34%. The amount of pledged assets are $18,867,000.

19.

NOTE 8 - INCOME TAXES

The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, consists of the following (in thousands):

                                                           2001            2000           1999
                                                           ----            ----           ----
     Current expense                                  $     1,781    $     1,829     $     1,817
     Deferred (benefit) expense                              (170)          (100)            (35)
                                                      -----------    -----------     -----------
                                                      $     1,611    $     1,729     $     1,782
                                                      ===========    ===========     ===========

Income tax expense was less than the amount  computed by applying the statutory  federal  income tax rate to income before income taxes.  The reasons for the difference are as follows in (in thousands):

                                                           2001            2000           1999
                                                           ----            ----           ----
     Income tax at statutory rate                     $     1,832    $     2,021     $     1,966
     Tax exempt interest                                     (179)          (203)           (173)
     Other                                                    (42)           (89)            (11)
                                                      -----------    -----------     -----------
                                                      $     1,611    $     1,729     $     1,782
                                                      ===========    ===========     ===========

The net deferred tax asset  recorded  includes the  following  amounts of deferred tax assets and  liabilities  (in thousands):
                                                                          2001           2000
                                                                          ----           ----
     Deferred tax assets
         Allowance for loan losses                                   $       852     $       805
         Unrealized losses on securities available for sale                                  111
         Compensation                                                        167             137
         Other                                                                66              60
                                                                     -----------     -----------
                                                                           1,085           1,113
     Deferred tax liabilities
         Accretion                                                           (11)            (57)
         Unrealized gain on securities available for sale                    (47)
         Depreciation                                                        (99)            (79)
         Other                                                               (28)            (89)
                                                                     -----------     -----------
                                                                            (185)           (225)
                                                                     -----------     -----------
                                                                     $       900     $       888
                                                                     ===========     ===========

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has determined that no valuation allowance is required at December 31, 2001 or 2000.

20.

NOTE 9 - BENEFIT PLANS

The Corporation has a noncontributory discretionary employee stock ownership plan (Plan) covering substantially all of its employees. It is a requirement of the plan to invest principally in the Corporation's common stock. The contribution to the Plan in 2001, 2000, and 1999 was $100,000, $120,000, and $120,000, respectively.

The Corporation has also established a 401(k) Plan in which 50% of the employees' contribution can be matched with a discretionary contribution by the Corporation up to a maximum of 6% of gross wages. The contribution to the 401(k) Plan for 2001, 2000, and 1999 was $84,000, $79,000 and $80,000, respectively.

NOTE 10 - STOCK PURCHASE AND OPTION PLANS

Director and Employee Plans

On December 26, 2001, the Corporation announced a stock repurchase plan of 50,000 shares of its common stock.

The Directors Stock Purchase Plan permits directors of the Corporation to purchase shares of common stock made available for purchase under the plan at the fair market value on the fifteenth day prior to the annual issuance date. The total number of shares issuable under this plan is limited to 9,600 shares in any calendar year.

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

21.

NOTE 10 - STOCK PURCHASE AND OPTION PLANS (Continued)

Pursuant to a separate agreement with a family who collectively holds more than 9.9% of the Corporation's stock on or prior to January 31 of each year beginning January 31, 1997, the Corporation is to advise the family, in a written notice, of the number of shares sold under the DRIP. Each family member will have the option, until February 28 of the same year, to purchase from the Corporation one-third of the total number of shares that would be sufficient to prevent the dilution to all family members as a group that result solely as a result of the DRIP shares. The purchase price under this agreement is the fair market value on December 31 of the year immediately preceding the year in which the written notice is given.

Stock Option Plans

The Nonemployee Director Stock Option Plan grants options to nonemployee directors to purchase the Corporation's common stock on April 1 each year. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 6,720 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 67,200 shares in the aggregate may be outstanding at any one time.

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

The following summarizes shares issued under the various plans:

                                                            2001            2000           1999
                                                            ----            ----           ----
     Automatic dividend reinvestment plan                  10,407         12,607           8,846
     Director stock purchase & retainer stock                              1,018           5,800
     Other issuance of stock                                2,781          1,912           1,685
                                                          -------        -------         -------
                                                           13,188         15,537          16,331
                                                          =======        =======         =======

22.

NOTE 10 - STOCK PURCHASE AND OPTION PLANS (Continued)

The following table summarizes stock option activity:

                                                                        Number of        Weighted
                                                                         Options       Average Price
                                                                         -------       -------------
     Options outstanding at January 1, 1999                               12,696       $  19.64
     Options granted 1999                                                  5,208          37.25
                                                                         -------
     Options outstanding at December 31, 1999                             17,904          24.77
     Options granted 2000                                                  1,767          39.58
                                                                         -------
     Options outstanding at December 31, 2000                             19,671          26.09
     Options granted 2001                                                  3,244          25.13
     Options forfeited 2001                                                 (332)         30.80
                                                                         -------
     Options outstanding at December 31, 2001                             22,583       $  25.89
                                                                         =======

Information pertaining to options outstanding at December 31, is as follows:

                                                                       Weighted
                                                                        Average           Weighted
                                            Number      Remaining       Average             Number
   Range of Exercise Price                Outstanding      Life           Price           Exercisable
   -----------------------                -----------      ----           -----           -----------
2001
----
     $15.00 - $20.00                         7,728         4.75        $   17.35              7,728
     $20.00 - $30.00                         8,014         7.31            23.94              4,968
     $30.00 - $40.00                         6,601         8.00            37.45
     $40.00 - $50.00                           240         7.51            45.00
                                           -------                                          -------
     Outstanding at end of year             22,583                                           12,696
                                           =======                                          =======
2000
----
     $15.00 - $20.00                         7,728         5.75        $   17.35              3,864
     $20.00 - $30.00                         4,968         7.23            23.21
     $30.00 - $40.00                         6,735         9.00            37.59
     $40.00 - $50.00                           240         8.52            45.00
                                           -------                                          -------
     Outstanding at end of year             19,671         7.27        $   26.10              3,864
                                           =======                                          =======

23.

NOTE 10 - STOCK PURCHASE AND OPTION PLANS (Continued)

The stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as permitted under Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). In accordance with APB 25, no compensation expense is required nor has been recognized for the options issued under existing plans. Had the Corporation chosen not to elect APB 25, SFAS 123 would apply and compensation expense would have been recognized, and the Corporation's earnings would have been as follows (in thousands, except per share data):

                                            2001            2000           1999
     Net income                             ----            ----           ----
         As reported                  $     3,777    $     4,216     $     4,000
         Proforma                           3,767          4,171           3,977

     Basic net income per share
         As reported                         2.18           2.46            2.36
         Proforma                            2.18           2.44            2.34

     Diluted net income per share
         As reported                         2.18           2.45            2.35
         Proforma                            2.17           2.43            2.33

Proforma net income includes compensation cost for the Corporation's stock option plan based on the fair values of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2001 were as follows: an expected life of 10 years, a dividend yield of 3%, a risk free return of 6.88% and expected volatility of 52%.

NOTE 11 - REGULATORY MATTERS

The Corporation (on a consolidated basis) and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

24.

NOTE 11 - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject. As of December 31, 2001 and 2000, the most recent notifications from Federal Deposit Insurance Corporation categorized the Corporation and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks' category.

                                                                                          To Be Well
                                                                   For Capital         Capitalized Under
                                                                    Adequacy           Prompt Corrective
                                           Actual                   Purposes           Action Provisions
                                      Amount      Ratio         Amount      Ratio      Amount      Ratio
                                      ------      -----         ------      -----      ------      -----
As of December 31, 2001
Total Capital
  (to Risk Weighted Assets)
     Consolidated                    $  41,466     16.2%     $  20,440      8.0%      $  25,550    10.0%
     The State Bank                     35,072     15.2         18,473      8.0          23,091    10.0
     Davison State Bank                  3,123     12.3          2,024      8.0           2,531    10.0

Tier 1 Capital
  (to Risk Weighted Assets)
     Consolidated                       38,341     15.0         10,220      4.0          15,330     6.0
     The State Bank                     32,283     13.9          9,236      4.0          13,854     6.0
     Davison State Bank                  2,832     11.2          1,012      4.0           1,518     6.0

Tier 1 Capital (to Average Assets)
     Consolidated                       38,341     12.5         12,270      4.0          15,338     5.0
     The State Bank                     32,283     11.7         11,076      4.0          13,845     5.0
     Davison State Bank                  2,832      9.1          1,244      4.0           1,556     5.0

25.

NOTE 11 - REGULATORY MATTERS (Continued)

                                                                                         To Be Well
                                                                   For Capital        Capitalized Under
                                                                    Adequacy          Prompt Corrective
                                           Actual                   Purposes          Action Provisions
                                      Amount      Ratio         Amount      Ratio     Amount      Ratio
                                      ------      -----         ------      -----     ------      -----
As of December 31, 2000
Total Capital
  (to Risk Weighted Assets)
     Consolidated                  $    38,974     16.2%     $  19,232      8.0%    $    24,040    10.0%
     The State Bank                     32,822     14.9         17,667      8.0          22,084    10.0
     Davison State Bank                  3,232     16.8          1,539      8.0           1,924    10.0
Tier 1 Capital
  (to Risk Weighted Assets)
     Consolidated                       35,969     15.0          9,616      4.0%         14,424     6.0
     The State Bank                     30,061     13.6          8,333      4.0          13,250     6.0
     Davison State Bank                  2,291     15.5            770      4.0           1,154     6.0
Tier 1 Capital (to Average Assets)
     Consolidated                       35,969     12.1         11,839      4.0          14,799     5.0
     The State Bank                     30,061     11.0         10,938      4.0          13,673     5.0
     Davison State Bank                  2,991     13.5            886      4.0           1,108     5.0

NOTE 12 - FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation's financial instruments at December 31, are as follows (in thousands):

                                                          2 0 0 1                       2 0 0 0
                                                          -------                       -------
                                                  Carrying         Fair          Carrying         Fair
                                                   Amount          Value          Amount          Value
                                                   ------          -----          ------          -----
     Assets:
         Cash and cash equivalents             $    41,838    $    41,838    $    20,709     $    20,709
         Securities - available for sale            25,792         25,792         52,599          52,599
         Securities - held to maturity              13,375         13,508         13,283          13,419
         FHLB stock                                    822            822            822             822
         Loans held for sale                         1,710          1,729            187             188
         Loans                                     211,005        213,913        192,176         193,017
         Accrued Interest Receivable                 1,445          1,445          1,924           1,924
     Liabilities:
         Deposits                                  265,270        268,384        248,656         249,267
         Short-term borrowings                       2,100          2,100          4,680           4,680
         FHLB Advances                               1,138          1,132          1,151           1,202
         Accrued Interest Payable                      738            738            969             969

26.

NOTE 12 - FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.

Securities (including mortgage-backed securities)
Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans held for sale The market value of these loans represents estimated fair value. The market value is determined in the aggregate on the basis of existing forward commitments or fair values attributable to similar loans.

Loans
For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

Off-balance-sheet instruments
The Corporation's off-balance-sheet instruments approximate their fair values.

Deposit liabilities
The fair values disclosed for demand deposits are, by definition equal to the amount payable on demand at the reporting date. The carrying amounts for variable rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed certificates of deposit are estimated using discounted cash flow calculation that applies interest rates currently being offered on similar certificates. The carrying amount of accrued interest payable approximates its fair value.

Short-term borrowings
The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

27.

NOTE 12 - FINANCIAL INSTRUMENTS (Continued)

FHLB advances
Rates currently available for FHLB debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Limitations
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

Off-balance-sheet risk
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

                                                                          2001           2000
                                                                          ----           ----
     Commitments to make loans (at market rates)                     $    21,096     $     5,856
     Unused lines of credit and letters of credit                         41,359          38,328

Commitments to make loans are generally made for periods of 90 days or less. At December 31, 2001, $3,789,000 of the outstanding loan commitments had fixed interest rates ranging from 7.0% to 8.5% and maturities ranging from one year to five years.

28.

NOTE 13 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial information that follows presents the financial condition of Fentura Bancorp, Inc. (parent company only), along with the results of its operations and its cash flows.

                                             CONDENSED BALANCE SHEETS
                                            December 31 (in thousands)

                                                                          2001           2000
     ASSETS                                                               ----           ----
         Cash and cash equivalents                                   $     3,200     $     2,452
         Securities                                                                          273
         Land held for investment
         Other assets                                                         27              65
         Investment in subsidiaries                                       35,206          32,964
                                                                     -----------     -----------
                                                                     $    38,433     $    35,754
                                                                     ===========     ===========
     STOCKHOLDERS' EQUITY
         Common stock                                                $     4,338     $     4,305
         Additional paid in capital                                       26,326          26,016
         Retained earnings                                                 7,677           5,648
         Accumulated other comprehensive income (loss)                        92            (215)
                                                                     -----------     -----------
                                                                     $    38,433     $    35,754
                                                                     ===========     ===========

                                          CONDENSED STATEMENTS OF INCOME
                                      Years ended December 31 (in thousands)

                                                                2001            2000           1999
                                                                ----            ----           ----
     Gain on sale of securities                            $        26
     Dividends from subsidiaries                                 1,769    $     1,659     $     1,586
     Operating expenses                                           (106)           (69)            (79)
     Equity in undistributed income of subsidiaries              2,088          2,626           2,493
                                                           -----------    -----------     -----------
     Net income                                            $     3,777    $     4,216     $     4,000
                                                           ===========    ===========     ===========

29.

NOTE 13 - PARENT ONLY CONDENSED FINANCIAL INFORMATION (Continued)

                                        CONDENSED STATEMENTS OF CASH FLOWS
                                      Years ended December 31 (in thousands)

                                                                  2001            2000           1999
     Cash flows from operating activities                         ----            ----           ----
         Net income                                           $     3,777    $     4,216     $     4,000
         Gain on sale of securities                                   (26)
         Change in other assets                                        (1)
         Equity in undistributed income of subsidiary              (2,088)        (2,626)         (2,493)
                                                              -----------    -----------     -----------
              Net cash provided by operating activities             1,662          1,590           1,507

     Cash flows provided by investing activities
         Sale of equity securities                                    491                             10
         (Increase) decrease in land held in investment                              414
                                                              -----------    -----------     -----------
              Net cash provided by investing activities               491            414              10

     Cash flows used in financing activities
         Dividends paid                                            (1,748)        (1,659)         (1,586)
         Proceeds from stock issuance                                 343            462             707
                                                              -----------    -----------     -----------
              Net cash used in financing activities                (1,405)        (1,197)           (879)
                                                              -----------    -----------     -----------
     Increase(decrease) in cash and cash equivalents                  748            807             638

     Cash and cash equivalents at beginning of year                 2,452          1,645           1,007
                                                              -----------    -----------     -----------
     Cash and cash equivalents at end of year                 $     3,200    $     2,452     $     1,645
                                                              ===========    ===========     ===========

30.

NOTE 14 - SUMMARY OF QUARTERLY FINANCIAL DATA – UNAUDITED

The unaudited quarterly results of operations for 2001, 2000, and 1999 are as follows (in thousands except per share data):

                                                  First         Second           Third         Fourth
                                                 Quarter        Quarter         Quarter        Quarter
                                                 -------        -------         -------        -------
2001
----
     Interest income                          $     5,786    $     5,577    $     5,368     $     4,836
     Interest expense                               2,619          2,362          2,239           1,871
     Provision for loan losses                        138            255            179             179
     Noninterest income                             1,028          1,339          1,345           1,651
     Noninterest expenses                           2,899          2,957          3,135           2,709
     Income before income taxes                     1,158          1,342          1,160           1,728
     Provision for income taxes                       339            400            354             518
     Net income                                       819            942            806           1,210

     Earnings per share
         Basic                                        .48            .54            .47             .70
         Diluted                                      .47            .54            .46             .70

2000
----
     Interest income                          $     5,539    $     5,919    $     5,967     $     5,902
     Interest expense                               2,296          2,512          2,559           2,523
     Provision for loan losses                        169            201            153              61
     Noninterest income                               951          1,053          1,094           1,430
     Noninterest expenses                           2,882          3,076          2,892           2,586
     Income before income taxes                     1,143          1,183          1,457           2,162
     Provision for income taxes                       270            353            437             669
     Net income                                       873            830          1,020           1,493

     Earnings per share
         Basic                                        .51            .48            .60             .88
         Diluted                                      .51            .48            .59             .87

31.

NOTE 14 - SUMMARY OF QUARTERLY FINANCIAL DATA - UNAUDITED (Continued)

                                          First         Second           Third         Fourth
                                         Quarter        Quarter         Quarter        Quarter
                                         -------        -------         -------        -------
1999
----
     Interest income                   $     5,083    $     5,373    $     5,276     $     5,482
     Interest expense                        1,955          1,936          1,967           2,155
     Provision for loan losses                 195            130            165              55
     Noninterest income                      1,026          1,000          1,083           1,153
     Noninterest expenses                    2,675          2,890          2,764           2,807
     Income before income taxes              1,284          1,417          1,463           1,618
     Provision for income taxes                398            437            447             500
     Net income                                886            980          1,016           1,118

     Earnings per share (a)
         Basic                                 .52            .58            .60             .66
         Diluted                               .52            .58            .60             .65

(a)  Per share amounts have been restated to reflect the 20% stock dividend declared April 26, 2000.

32.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Bancorp, Inc. (the Corporation), together with its subsidiaries, The State Bank and Davison State Bank (the Banks), for the years ended December 31, 2001, 2000, and 1999. The supplemental financial data included throughout this discussion should be read in conjunction with the primary financial statements presented on pages 2 through 29 of this report. It provides a more detailed and comprehensive review of operating results and financial position than could be obtained from a reading of the financial statements alone.

TABLE 1                                                         Selected Financial Data
$ in thousands except per share data
  And ratios                                        2001       2000       1999       1998       1997
------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Earnings:
Interest Income                                    $21,567    $23,327    $21,214    $21,440    $21,601
Interest Expense                                     9,091      9,890      8,013      8,648      9,167
                                                ------------------------------------------------------
Net Interest Income                                 12,476     13,437     13,201     12,792     12,434
Provision for Loan Losses                              751        584        545        724        624
                                                ------------------------------------------------------
Net Interest Income after Provision                 11,725     12,853     12,656     12,068     11,810
Total Other Operating Income                         5,363      4,528      4,262      4,028      3,472
Total Other Operating Expense                       11,700     11,436     11,136     10,548     10,242
                                                ------------------------------------------------------
Income Before Income Taxes                           5,388      5,945      5,782      5,548      5,040
Provision for Income Taxes                           1,611      1,729      1,782      1,728      1,580
                                                ------------------------------------------------------
Net Income                                          $3,777     $4,216     $4,000     $3,820     $3,460
                                                ======================================================
Net Income Per Share - Basic                         $2.18      $2.46      $2.36      $2.28      $2.11
Net Income Per Share - Diluted                       $2.18      $2.45      $2.35      $2.28      $2.11

Summary of Consolidated Statements of
   Financial Condition:
Assets                                            $309,090   $292,890   $283,621   $275,047   $262,798
Securities, including FHLB stock                    39,989     66,704     67,886     77,956     56,050
Loans                                              215,840    195,295    191,246    172,413    184,198
Deposits                                           265,270    248,656    247,051    241,105    230,534
Stockholders' Equity                                38,433     35,754     31,865     30,022     26,742

Other Financial and Statistical Data:
Tier 1 Capital to Risk Weighted Assets              15.01%     14.96%     13.01%     13.30%     12.22%
Total Capital to Risk Weighted Assets               16.23%     16.21%     14.26%     14.55%     13.47%
Tier 1 Capital to Average Assets                    12.50%     12.15%     11.15%     10.60%      9.99%
Total Cash Dividends                                $1,748     $1,659     $1,586     $1,464     $1,784
Book Value Per Share                                $22.15     $20.76     $18.68     $17.77     $16.09
Cash Dividends Paid Per Share                        $1.01      $0.97      $0.93      $0.88      $1.09
Period End Market Price Per Share                   $25.50     $25.13     $36.87     $41.67     $21.88
Dividend Pay-out Ratio                              46.28%     39.35%     39.65%     38.32%     51.56%
Return on Average Stockholders' Equity              10.01%     12.56%     12.66%     13.19%     13.76%
Return on Average Assets                             1.23%      1.42%      1.46%      1.45%      1.35%
Net Interest Margin                                  4.53%      5.07%      5.32%      5.28%      5.26%
Total Equity to Assets at Period End                12.43%     12.21%     11.24%     10.92%     10.18%

33.

RESULTS OF OPERATIONS

The Corporation achieved net income of $3,777,000 for the year of 2001. Net Income for 2001 decreased $439,000 or 10.4%. Net income decreased primarily due to the eleven interest rate drops during 2001. Contributing to the 2001 results was the increase in other operating income of $835,000 or 18.4%. Non-interest expense increased by $264,000 or 2.3%. The Corporation anticipates that the interest rate environment will improve throughout 2002, which should have a positive impact on operations.

Standard performance indicators used in the banking industry help Management evaluate the Corporation’s performance. Two of these performance indicators are return on average assets and return on average equity. For 2001, 2000, and 1999 respectively, the Corporation posted a return on average assets of 1.23%, 1.42%, and 1.46%. Return on average equity was 10.01% in 2001, 12.56% in 2000, and 12.66% in 1999. Equity increased 7.5% in 2001, which will allow the Corporation to continue its growth strategy. Total assets increased $16 million in 2001, $9 million in 2000, and $9 million in 1999. Basic earnings per share were $2.18 in 2001, $2.46 in 2000, and $2.36 in 1999.

NET INTEREST INCOME

Net interest income, the principal source of income, is the amount of interest income generated by earning assets (principally securities and loans) less interest expense paid on interest bearing liabilities (largely deposits and other borrowings).

A critical task of management is to price assets and liabilities so that the spread between the interest earned on assets and the interest paid on liabilities is maximized without unacceptable risk. While interest rates on interest earning assets and interest bearing liabilities are subject to market forces, in general, the Corporation can exert more control over deposit costs than earning assets rates. Loan products carry either fixed rates of interest or rates tied to market indices determined independently. The Corporation sets its own rates on deposits, providing management with some flexibility in determining the timing and proportion of rate changes for the cost of its deposits.

Table 2 summarizes the changes in net interest income resulting from changes in volume and rates for the years ended December 31, 2001 and 2000. Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the last three years are shown in Table 3. Net interest income decreased $979,000 in 2001, or 7.1% as compared with an increase of $318,000 or 2.3% in 2000. The primary factor contributing to the decrease in net interest income in 2001 was the eleven prime rate cuts during 2001, which reduced interest income more than the reduction in interest expense. In 2000, the primary factor contributing to the increase in net interest income was the reduction of interest expense. Interest expense was reduced even though interest-bearing liabilities increased. This reduction in expense occurred because of continuing progress in promoting lower cost core deposits while reducing reliance on higher rate retail or negotiated certificates of deposit as well as the re-pricing that occurred on maturing certificates of deposit in response to earlier drops in prime rates.

As indicated in Table 3, for the year ended December 31, 2001, the Corporation’s net interest margin was 4.53% compared with 5.07% and 5.32% for the same period in 2000 and 1999 respectively, and continues to remain substantially above peer performance. The decrease in margin in 2001 is attributable to a decrease in the Corporation’s earning assets yields due to the cuts in the prime rate. Cost of funding decreased in response to decreases in treasury rates and local competitor’s rates. The increase in net interest income in 2000 and in 1999 is attributable to the change in balance sheet mix achieved through growth and the continued emphasis on lowering the cost of funds outlined in the paragraph above. Management anticipates steady loan growth and accordingly, growth in net interest income in 2002.

34.

Average earning assets increased 4.0% in 2001, 7.4% in 2000, and 2.9% in 1999. Loans, the highest yielding component of earning assets, represented 71.1% of earning assets in 2001, compared to 72.3% in 2000 and 69.9% in 1999. Average interest bearing liabilities increased 1.4% in 2001, 7.0% in 2000, and 2.5% in 1999. Non-interest bearing deposits amounted to 13.7% of average earning assets in 2001 compared with 13.1% in 2000 and 11.7% in 1999.

TABLE 2                                                   Changes in Net Interest Income
                                                          Due to Changes in Average Volume
                                                                   and Interest Rates
                                                              Years Ended December 31,
                                                  INCREASE (DECREASE)           INCREASE (DECREASE)
                                                          2001                       2000
                                                          DUE TO:                    DUE TO:
                                              --------------------------------------------------------
                                                          YIELD/                     YIELD/
(000's omitted)                                    VOL      RATE   TOTAL      VOL      RATE     TOTAL
------------------------------------------------------------------------------------------------------
TAXABLE SECURITIES                               ($625)   ($256)   ($881)      $4      $146      $150
TAX-EXEMPT SECURITIES                                4      (36)     (32)     141        19       160
FEDERAL FUNDS SOLD                               1,022     (739)     283     (137)      188        51

TOTAL LOANS                                        420   (1,658)  (1,238)   1,866       (33)    1,826
LOANS HELD FOR SALE                                 92       (2)      90        0         1         1
                                              --------------------------------------------------------

                         TOTAL EARNING ASSETS      913   (2,691)  (1,778)   1,874       321     2,195

INTEREST BEARING DEMAND DEPOSITS                   (68)     (74)    (142)     (31)       51        20
SAVINGS DEPOSITS                                   217     (632)    (415)      22       346       368
TIME CDs $100,000 AND OVER                         (11)    (237)    (248)     420       263       683
OTHER TIME DEPOSITS                                450       47      497       15       299       314
OTHER BORROWINGS                                  (478)     (13)    (491)     526       (34)      492
                                              --------------------------------------------------------

           TOTAL INTEREST BEARING LIABILITIES      110     (909)    (799)     952       925     1,877
                                              --------------------------------------------------------

                          NET INTEREST INCOME     $803  ($1,782)   ($979)    $922     ($604)     $318
                                              ========================================================

35.

TABLE 3                                                      Summary of Net Interest Income
(000's omitted)                                                 Years Ended December 31,
                                          2001                         2000                           1999
ASSETS                          AVG BAL  INC/EXP  YIELD      AVG BAL  INC/EXP  YIELD        AVG BAL  INC/EXP  YIELD
                                -------------------------------------------------------------------------------------
 Securities:
   U.S. Treasury and              38,674   2,253   5.83%       50,884   3,244    6.38%        51,098   3,092   6.05%
Government Agencies
   State and Political (1)        14,471   1,036   7.16%       14,298   1,068    7.47%        12,365     908   7.34%
   Other                           3,472     173   4.98%        1,086      63    5.80%           814      65   7.99%
                                -------------------------    --------------------------     -------------------------
   Total Securities               56,617   3,462   6.11%       66,268   4,375    6.60%        64,277   4,065   6.32%
   Fed Funds Sold                 24,129     926   3.84%        9,306     643    6.91%        12,100     592   4.89%
 Loans:
   Commercial                    122,712  10,557   8.60%      105,276  10,120    9.61%        90,985   8,803   9.68%
   Tax Free (1)                    1,021      73   7.12%          618      52    8.34%           366      33   9.11%
   Real Estate-Mortgage           12,857   1,162   9.85%       23,552   2,130    9.04%        24,442   2,085   8.53%
   Consumer                       65,635   5,684   8.66%       68,342   6,412    9.38%        62,367   5,960   9.56%
                                -------------------------    --------------------------     -------------------------
 Total loans                     202,225  17,476   8.64%      197,788  18,714    9.46%       178,160  16,881   9.48%
 Allowance for Loan Loss          (3,050)                      (3,157)                        (2,928)
 Net Loans                       199,175  17,476   8.77%      194,631  18,714    9.61%       175,232  16,881   9.63%
                                -------------------------    --------------------------     -------------------------
Loans Held for Sale                1,595     104   6.52%          184      14    7.61%           180      13   7.22%
                                -------------------------    --------------------------     -------------------------
 TOTAL EARNING ASSETS           $284,566 $21,968   7.72%     $273,546 $23,746    8.68%      $254,717 $21,551   8.46%
                                -------------------------------------------------------------------------------------
 Cash Due from Banks              11,466                       12,202                         10,149
 All Other Assets                 13,880                       13,390                         11,842
                                ---------                    ---------                      ---------
TOTAL ASSETS                    $306,862                     $295,981                       $273,780
                                ---------                    ---------                      ---------
LIABILITIES & SHAREHOLDERS'
EQUITY:
  Deposits:
   Interest bearing - DDA         36,457     591   1.62%       40,199     733    1.82%        41,996     713   1.70%
   Savings Deposits               73,151   1,896   2.59%       66,890   2,311    3.45%        66,141   1,943   2.94%
   Time CD's $100,000 and Over    32,847   1,794   5.46%       33,025   2,042    6.18%        25,226   1,359   5.39%
   Other Time CD's                83,197   4,677   5.62%       75,124   4,180    5.56%        74,827   3,866   5.17%
                                -------------------------    --------------------------     -------------------------
 Total Interest Bearing          225,652   8,958   3.97%      215,238   9,266    4.31%       208,190   7,881   3.79%
Deposits
 Other Borrowings                  2,240     133   5.94%        9,509     624    6.56%         1,908     132   6.92%
                                -------------------------    --------------------------     -------------------------
  INTEREST BEARING LIABILITIES  $227,892  $9,091   3.99%     $224,747  $9,890    4.40%      $210,098  $8,013   3.81%
                                -------------------------------------------------------------------------------------
 Non-interest bearing - DDA       39,014                       35,711                         29,912

 All Other Liabilities             2,237                        1,958                          2.175
 Shareholders Equity              37,719                       33,565                         31,595
                                ---------                    ---------                      ---------
 TOTAL LIABILITIES and S/H      $306,862                     $295,981                       $273,780
EQUITY                          ---------        --------    ---------        ---------     ---------        --------
Net Interest Rate Spread                           3.73%                         4.28%                         4.65%
Net Interest Income/Margin               $12,877   4.53%              $13,856    5.07%               $13,538   5.32%
                                         ================             =================              ================

(1) - Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

36.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb losses inherent in the loan portfolio. The Corporation’s methodology in determining the adequacy of the allowance includes a review of individual loans, size and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. At December 31, 2001, the allowance for loan losses was $3,125,000 or 1.46% of total loans. This compares with $2,932,000 or 1.50% at December 31, 2000 and $2,961,000, or 1.55%, at December 31, 1999. The Corporation has lowered the allowance for loan losses as a percent of total loans because of an improvement in overall asset quality.

The provision for loan losses was $751,000 in 2001 and $584,000 and $545,000 in 2000 and 1999 respectively. The increase in the provision in 2001 reflects management’s effort to maintain adequate reserves commensurate with loan growth. Loans charged-off increased in 2000 because of a non-repetitive, substantial charge-off on a non-performing commercial loan and an increase in loans charged-off in the indirect loan portfolio. This increased charge-off level resulted in an increase in provision for loan losses. The decrease in the provision in 1999 reflected an improvement in asset quality and a reduction in loans charged-off from the prior year.

Table 4 summarizes loan losses and recoveries from 1999 through 2001. During 2001 the Corporation experienced net charge-offs of $558,000, compared with net charge-offs of $613,000 and $367,000 in 2000 and 1999, respectively. The net charge-off ratio is the net of charge-off loans minus the recoveries from loans divided by gross loans. Accordingly, the net charge-off ratio for 2001 was .28% compared to .31% and .19% at the end of 2000 and 1999, respectively. The net charge-off ratio decreased slightly due to fewer charge-offs from the commercial and consumer portfolios in 2001. The net charge-off ratio increased in 2000 primarily due to a write down on a non-performing commercial loan. The net charge-off ratio decreased significantly in 1999 due to an increase in overall asset quality.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to meet normal credit risks in the loan portfolio. The Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that may not be performing as agreed. Because of these factors and the uncertainty of economic conditions, management expects to maintain the current level of the allowance for loan losses as a percentage of gross loans in 2002. Non-performing loans are discussed further in the section titled “Non-Performing Assets”.

37.

TABLE 4
Analysis of the Allowance for Loan Losses      Years Ended December 31,

(000's omitted)                                2001     2000       1999      1998      1997
--------------------------------------------------------------------------------------------
Balance Beginning of Period                  $2,932   $2,961     $2,783    $2,955    $2,836
                                          --------------------------------------------------
Charge-offs:
    Commercial, Financial and                  (226)    (284)       (72)     (454)      (69)
Agricultural
    Real Estate-Construction                      0        0          0         0         0
    Real Estate-Mortgage                          0        0         (2)      (77)        0
    Installment Loans to Individuals           (487)    (522)      (377)     (537)     (500)
                                          --------------------------------------------------
      Total Charge-offs                        (713)    (806)      (451)   (1,068)     (569)
                                          --------------------------------------------------
Recoveries:
    Commercial, Financial and                    28      107         13        43        15
Agricultural
    Real Estate-Construction                      0        0          0         0         0
    Real Estate-Mortgage                          2        0          0        37         4
    Installment Loans to Individuals            125       86         71        92        45
                                          --------------------------------------------------
Total Recoveries                                155      193         84       172        64
                                          --------------------------------------------------
Net Charge-offs                                (558)    (613)      (367)     (896)     (505)
                                          --------------------------------------------------
Provision                                       751      584        545       724       624
                                          --------------------------------------------------
Balance at End of Period                     $3,125   $2,932     $2,961    $2,783    $2,955
                                          ==================================================
Ratio of Net Charge-Offs During the           0.28%    0.31%      0.19%     0.55%     0.28%
Period

NON-INTEREST INCOME

Non-interest income was $5,363,000 in 2001, $4,528,000 and $4,262,000 in 2000 and 1999 respectively. These amounts represent an increase of 18.4% in 2001 compared to 2000 and an increase of 6.2% comparing 2000 to 1999.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $2,286,000 in 2001, compared to $1,915,000 and $1,972,000 in 2000 and 1999 respectively. This is an increase of $371,000 or 19.4% in 2001 and a decrease of $57,000 or 2.9% in 2000. In 2001, the increase was due to higher overdraft charges and deposit account service charges being higher due to deposit growth. The decrease in 2000 is attributable to higher individual checking and saving account balances offsetting service charges.

Gains on the sale of mortgage loans originated by the Bank and sold in the secondary market were $659,000 in 2001, $179,000 in 2000, and $108,000 in 1999. The 268.2% increase in 2001 is due to the increase in mortgage loan production because of the low interest rates during the year and an increase in loans sold in the secondary market. The 65.7% increase in 2000 is attributable to increases in mortgage loans made and subsequently sold in the secondary market due to an increase in new home purchase activity. The Corporation sells the majority of the mortgage loans originated in the secondary market on a servicing released basis; thus the Corporation did not receive mortgage-servicing fees in 2001. The fees increased from $153,000 in 1999 to $631,000 in 2000. The increase is attributable to a gain on the sale of mortgage servicing rights associated with loans previously sold in the secondary market.

Trust income decreased $129,000 in 2001 to $566,000 compared to $695,000 in 2000 and $581,000 in 1999. The 18.6% decrease in 2001 is due to a drop in assets under management and the market value of these assets. The increases in the prior years were attributable to growth in the assets under management within the Corporation’s Investment Trust Department and the market value of assets under management.

In 2001, the Corporation recognized a $674,000 gain on security transactions compared to no gains in 2000, and $24,000 in security gains in 1999. These gains are a result of several transactions wherein the Corporation sold investment securities and reinvested in issues, which will provide greater total income potential.

Other income and fees includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other income and fees was $1,178,000 in 2001 compared to $1,108,000 and $1,424,000 in 2000 and 1999 respectively. The increase in 2001 is due to an increase in income from the sale of official checks. The decrease in 2000 compared to 1999 is primarily attributable to a one-time gain representing a premium received for deposits sold in connection with a branch sale.

38.

NON-INTEREST EXPENSE

Total non-interest expense was $11,700,000 in 2001 compared to $11,436,000 in 2000 and $11,136,000 in 1999. This is an increase of 2.3% in 2001 and 2.7% in 2000.

Salaries and employee benefits, the Corporation’s largest other operating expense category, were $5,988,000 in 2001, compared with $5,801,000 in 2000, and $5,564,000 in 1999. Increased costs are a result of annual salary increases and staff additions in connection with the spin-off of two branches to form Davison State Bank.

In 2001, equipment expenses were $1,411,000 compared to $1,552,000 in 2000 and $1,429,000 in 1999, a decrease of 9.1% in 2001 and an increase of 8.6% in 2000. The decrease is attributable to equipment maintenance costs. Equipment maintenance expense decreased due to better-negotiated contracts in 2001. The increase in 2000 is attributable to depreciation costs. Depreciation expense increased in connection with equipment leases and purchases including a new mainframe system.

Occupancy expenses associated with the Corporation’s facilities were $886,000 in 2001 compared to $784,000 in 2000 and $797,000 in 1999. In 2001, this is an increase of 13.0% and in 2000 a decrease of 1.6%. The increase in 2001 is due to the opening of the new main office of Davison State Bank and the new Grand Blanc office of The State Bank. The decrease in 2000 is attributable to lower lease expense as a result of a sale of a leased branch in 1999.

Office supplies were $300,000 in 2001 compared to $311,000 in 2000 and $ 274,000 in 1999. In 2001, this is a decrease of 3.5% and in 2000 an increase of 13.5%. The increase in 2000 is attributable to the opening of Davison State Bank and printing with new logo and new name for the spin-off on letterhead and other various office supplies. The decrease in 2001 is due to the reduction of office supplies expenses from 2000 where expenses were higher for the initial supplies for the new Davison State Bank.

Loan and collection expenses were $178,000 in 2001 compared to $289,000 in 2000, and $373,000 in 1999. The decrease of $111,000 or 38.4% is due to the decrease in dealer service fees paid in connection with indirect auto lending. The $84,000 or 22.5% decrease in 2000 is attributable to a decrease in dealer service fees paid in connection with indirect auto lending and a decrease in fees paid by the Corporation for the origination of home equity loans.

Advertising expenses were $320,000 in 2001 compared to $263,000 in 2000, and $257,000 in 1999. The increase of $57,000 or 21.7% is due to the promotion of the new Davison State Bank and the promotion of the new Grand Blanc office of The State Bank. The $6,000 or 2.3% increase from 1999 to 2000 is due to the regular cost increases of advertising.

The makeup of other professional fees includes audit fees, consulting fees, legal fees, and various other professional services. Other professional services were $1,144,000 in 2001 compared to $1,000,000 in 2000, and $804,000 in 1999. The increase of $144,000 or 14.4% was attributable to the costs of researching a potential stock offering for Davison State Bank and increases in audit and legal fees for both banks. In 2000, the increase of $196,000 or 24.4% was due to the legal fees for the startup of Davison State Bank.

Other general and administrative expenses were $1,473,000 in 2001 compared to $1,436,000 in 2000, and $1,638,000 in 1999. These expenses were higher in 2001 because of an increase in other losses from charged off accounts and increases in check processing costs. The decrease in 2000 is due to lower costs for check production.

39.

FINANCIAL CONDITION

Proper management of the volume and composition of the Corporation’s earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. The Corporation’s securities portfolio is structured to provide a source of liquidity through maturities and generate an income stream with relatively low levels of principal risk. The Corporation does not engage in securities trading. Loans comprise the largest component of earning assets and are the Corporation’s highest yielding assets. Client deposits are the primary source of funding for earning assets while short-term debt and other sources of funds could be utilized if market conditions and liquidity needs change.

The Corporation’s total assets averaged $307 million for 2001 exceeding 2000’s average of $296 million by $11 million or 3.7%. Average loans comprised 65.9% of total average assets during 2001 compared to 66.8% in 2000. Loans grew $4.4 million on average with commercial loans leading the advance by $17.4 million or 16.6%. The ratio of average non-interest bearing deposits to total deposits was 14.7% in 2001 compared to 14.2% during 2000. Interest bearing deposits comprised 99.0% of total average interest bearing liabilities during 2001, increased from 95.8% during 2000. The Corporation’s yearend total assets were $309 million for 2001 up from $293 million in 2000. The increase is due to the loan demand being high during 2001.

SECURITIES PORTFOLIO

Securities totaled $39,167,000 at December 31, 2001 compared to $65,882,000 at December 31, 2000. This is a decrease of $26,715,000 or 40.5% and the decrease in 2001 resulted principally from the selling of securities throughout the year. As management chose to capture the gain available in the securities portfolio to offset a portion of the net interest income compression. At December 31, 2001 these securities comprised 14.1% of earning assets, down from 24.8% at December 31, 2000. The Corporation considers all of its securities as available for sale except for Michigan tax-exempt securities, which are classified as held to maturity. Increases in loan balances from new loan growth in excess of the amount of deposit growth, coupled with the decrease in securities in 2001 accounts for the increase in federal funds sold.

The Corporation’s present policies with respect to the classification of securities are discussed in Note 1 to the Consolidated Financial Statements. As of December 31, 2001, the estimated aggregate fair value of the Corporation’s securities portfolio was $272,000 above amortized cost. At December 31, 2001 gross unrealized gains were $362,000 and gross unrealized losses were $90,000. A summary of estimated fair values and unrealized gains and losses for the major components of the securities portfolio is provided in Note 3 to the Consolidated Financial Statements.

40.

TABLE 5

Analysis and Maturities of Securities

                                 Amortized      Fair
(000's omitted)                    Cost         Value       Yield
----------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Agencies
  One year or less                        $0           $0       0.00%
  Over one through five years          7,709        7,757       4.72%
  Over five through ten years          1,058        1,061       6.31%
  Over ten years                           0            0       0.00%
                               ---------------------------
    Total                              8,767        8,818

Mortgage-Backed
  One year or less                       $45          $46       6.19%
  Over one through five years          6,169        6,226       6.00%
  Over five through ten years          1,601        1,598       6.80%
  Over ten years                           0            0       0.00%
                               ---------------------------
    Total                              7,815        7,870

State and Political
  One year or less                    $1,237       $1,239       3.18%
  Over one through five years          1,078        1,068       5.43%
  Over five through ten years             83           80       8.98%
  Over ten years                       1,312        1,292       7.43%
                               ---------------------------
    Total                              3,710        3,679

Corporate Bonds
  One year or less                        $0           $0       0.00%
  Over one through five years          5,361        5,425       5.26%
  Over five through ten years              0            0       0.00%
  Over ten years                           0            0       0.00%
                               ---------------------------
    Total                              5,361        5,425

HELD TO MATURITY
State and Political
  One year or less                    $5,234       $5,260       7.30%
  Over one through five years          3,823        3,892       7.71%
  Over five through ten years          2,747        2,793       8.00%
  Over ten years                       1,571        1,563       8.24%
                               ---------------------------
    Total                             13,375       13,508

Total Securities                     $39,028      $39,300

41.

LOAN PORTFOLIO

The Corporation extends credit primarily within in its local markets in Genesee, Oakland, and Livingston counties. The Corporation’s commercial loan portfolio is widely diversified with no concentration within a single industry that exceeds 10% of total loans. The Corporation’s respective loan portfolio balances are summarized in Table 6.

Total loans increased $18,829,000 at December 31, 2001, with total loans comprising 76.5% of earning assets as compared to 72.5% of December 31, 2000 earning assets. Local economic conditions remained reasonably steady throughout 2001. The steadiness of the local economy supported continued commercial business growth including commercial development. Accordingly, the Corporation experienced strong demand for commercial loans. In 2001, commercial loans increased approximately $16,969,000 to $118,894,000 or 16.6%. Additionally, real estate construction and development loans increased $7,963,000 or 45.6% to $25,434,000 at December 31, 2001. Consumer loans decreased in 2001 while real estate mortgage loans increased approximately $644,000 due to an increase in new mortgage volume because of refinance activity with lower interest rates. In 2000, real estate construction and development loans increased $4,990,000 or 40% to $17,471,000 at December 31, 2000. Consumer loans increased modestly in 2000 while real estate mortgage loans decreased due to the sale of approximately $10,000,000 in fixed rate mortgage loans in the last quarter of 2000.

Management expects the local economy to support continued growth and development in 2002 and will aggressively seek out new loan opportunities while continuing to maintain sound credit quality.

TABLE 6

Loan Portfolio

December 31,
(000's omitted)                      2001          2000         1999          1998          1997
-----------------------------------------------------------------------------------------------------
Commercial                            $118,894     $101,925       $92,896       $78,832      $81,544
Real estate - construction              25,434       17,471        12,481         9,010       14,589
Real estate - mortgage                  11,158       10,514        21,409        11,641       15,007
Consumer                                58,644       65,198        64,280        62,423       69,533
                                 --------------------------------------------------------------------
  Total                               $214,130     $195,108      $191,066      $161,906     $180,673
                                 ====================================================================

The Corporation originates primarily residential and commercial real estate loans, commercial, construction, and consumer loans. The Corporation estimates that 80% of the loan portfolio is based in Genesee and Livingston counties within southeast Michigan. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area

TABLE 7

Maturities of the Loan Portfolio

December 31, 2001                         Within       One-        After
(000's omitted)                            One         Five         Five
                                           Year        Years       Years        Total
                                           ----        -----       -----        -----
Commercial                              $  29,021   $  79,299    $ 10,574    $  118,894
Real estate - construction                 19,614       5,820           -        25,434
Real estate - mortgage                        882       2,623       7,653        11,158
Consumer                                   10,229      32,600      15,815        58,644
                                        ---------   ---------    --------    ----------
                                        $  61,487   $ 118,601    $ 34,042    $  214,130
                                        =========   =========    ========    ==========

42.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans which have been re-negotiated, real estate acquired through foreclosure, and loans past due 90 days or more and still accruing. Table 8 represents the levels of these assets at December 31, 1997 through 2001.

The improvement in total non-performing assets at December 31, 2001 compared to 2000 is attributable to reduction in non-accrual and past due loans accruing over 90 days. This is due to the improvement in loan quality over the past few years. The improvement or decrease in non-performing loans in 2000 as compared to 1999 is attributable to the sale and disposition of other real estate owned and in redemption.

The level and composition of non-performing assets are affected by economic conditions in the Corporation’s local markets. Non-performing assets, charge-offs, and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting the Corporation’s operating results. In addition to non-performing loans, management carefully monitors other credits that are current in terms of principal and interest payments but, in management’s opinion, may deteriorate in quality if economic conditions change.

TABLE 8

Non-Performing Assets and Past Due Loans

                                                      December 31,
                                             2001         2000         1999           1998      1997
                                         ----------------------------------------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                 $186,000     $489,000     $240,000    $168,000     $618,000
  Non-Accrual Loans                           321,000      731,000      859,000   1,102,000    1,866,000
  Renegotiated Loans                                0            0        6,000       7,000        8,000
                                         ----------------------------------------------------------------
    Total Non-Performing Loans                507,000    1,220,000    1,105,000   1,277,000    2,492,000
                                         ----------------------------------------------------------------
Other Non-Performing Assets:
  Other Real Estate                                 0            0      288,000     172,000            0
  Other Real Estate Owned in Redemption             0            0      179,000      96,000            0
  Other Non-Performing  Assets                 10,000      159,000       56,000      39,000       94,000
                                         ----------------------------------------------------------------
    Total Other Non-Performing Assets          10,000      159,000      523,000     307,000       94,000
                                         ----------------------------------------------------------------
Total Non-Performing Assets                  $517,000   $1,379,000   $1,628,000  $1,584,000   $2,586,000
                                         ================================================================
Non-Performing Loans as a % of
  Total Loans                                   0.24%        0.63%        0.58%       0.79%        1.38%
Non-Performing Assets as a % of
  Total Loans and Other Real Estate             0.25%        0.71%        0.85%       0.98%        1.43%
Allowance for Loan Losses as a % of
  Non-Performing Loans                        616.37%      240.33%      267.96%     217.93%      118.58%
Allowance for Loan Losses, Other Real
  Estate, and In-Substance Foreclosures
  as a % of Non-Performing Assets             604.45%      212.62%      199.57%     192.61%      114.27%
Accruing Loans Past Due 90 Days or
  More to Total Loans                           0.09%        0.25%        0.13%       0.10%        0.34%
Non-performing Assets as a % of
  Total Assets                                  0.17%        0.47%        0.57%       0.58%        0.98%

Table 9 reflects the allocation of the allowance for loan losses and is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. The Corporation does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified. Table 9 also reflects the percentage ratio of outstanding loans by category to total loans at the end of the respective year.

43.

TABLE 9

Allocation of the Allowance for Loan Losses

                             2001              2000             1999             1998             1997
December 31,                        Loan             Loan              Loan             Loan              Loan
(000's omitted)           Amount     %      Amount     %     Amount     %      Amount     %     Amount     %
-----------------------------------------------------------------------------------------------------------------
Commercial                 $2,121   67.40%   $1,645  58.69%   $1,682   53.19%   $1,270  51.69%   $1,416   49.65%
Real estate mortgage           60    5.21%       94   7.89%      144   13.17%      130   9.76%      153   11.86%
Consumer                      819   27.39%      890  33.42%      963   33.64%      983  38.56%    1,376   38.49%
Unallocated                   125               303              172               400               10
-----------------------------------------------------------------------------------------------------------------
  Total                    $3,125  100.00%   $2,932 100.00%   $2,961  100.00%   $2,783 100.00%   $2,955  100.00%
                         ========================================================================================

The following describes the Corporation’s policy and related disclosures for impaired loans. The Corporation maintains an allowance for impaired loans. A loan is considered impaired when management determines it is probable that the principal and interest due under the contractual terms of the loan will not be collected. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Interest income on impaired non-accrual loans is recognized on a cash basis. Interest income on all other impaired loans is recorded on an accrual basis.

Certain of the Corporation’s non-performing loans included in Table 8 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated substandard or worse are also measured for impairment. Impairment losses are adequately covered by the provision for loan losses. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the impaired loan data in the following paragraphs.

At December 31, 2001, loans considered to be impaired totaled $2,880,000. All amounts included within impaired loans required specific allowance. The average recorded investment in impaired loans was $2,597,000 in 2001. The interest income recognized on impaired loans based on cash collections totaled $142,000 during 2001.

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

44.

DEPOSITS

TABLE 10

Average Deposits

Years Ended December 31,      2001             2000              1999             1998               1997
                        Average  Average  Average Average  Average  Average  Average  Average  Average  Average
(000's omitted)         Balance    Rate   Balance   Rate   Balance    Rate   Balance   Rate    Balance    Rate
-----------------------------------------------------------------------------------------------------------------
Non-int. bearing demand  $39,014          $35,711           $29,912           $27,202           $26,447
Interest-bearing demand   36,457    1.62%  40,199    1.82%   41,996    1.70%   35,982   2.12%    32,380    2.30%
Savings                   73,151    2.59%  66,890    3.45%   66,141    2.94%   62,172   2.88%    59,892    3.31%
Time                     116,044    5.58% 108,149    5.75%  100,053    5.23%  104,529   5.68%   107,388    5.84%
                        -----------------------------------------------------------------------------------------
  Total                 $264,666    3.38% $250,949   3.69% $238,102    3.31% $229,885   3.69%  $226,107    3.98%
                        =========================================================================================

The Corporation’s average deposit balances and rates for the past five years are summarized in Table 10. Total average deposits were 5.5% higher in 2001 as compared to 2000. Deposit growth was derived primarily from increases in non-interest bearing demand, savings and time deposits. Interest-bearing demand deposits comprised 13.8% of total deposits while savings deposits comprised 27.6% of total deposits.

As of December 31, 2001 certificates of deposit of $100,000 or more accounted for approximately 8.5% of total deposits compared to 13.8% at December 31, 2000. The maturities of these deposits are summarized in Table 11.

TABLE 11

Maturity of Time Certificates of Deposit of $100,000 or More

                                  December 31, December 31,
(000's omitted)                      2001         2000
----------------------------------------------------------
Three months or less                 $12,309      $16,673
Over three through six months          4,004        9,453
Over six through twelve months         1,768        3,822
Over twelve months                     4,516        4,311
                               ---------------------------
  Total                              $22,597      $34,259
                               ===========================

FEDERAL INCOME TAXES

The Corporation’s effective tax rate was 29.9% for 2001, 29.1% for 2000 and 31% for 1999. The principal difference between the effective tax rates and the statutory tax rate of 34% is the Corporation’s investment in securities and loans, which provide income exempt from federal income tax. Additional information relating to federal income taxes is included in Note 8 to the Consolidated Financial Statements.

45.

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

Liquidity maintenance, together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Corporation’s deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in 2001, 2000, and 1999. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased), while the security portfolio provides secondary liquidity along with FHLB advances. As of December 31, 2001 federal funds sold represented 7.4% of total assets, compared to 2.5% at the end of 2000. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

The Corporation had cash flows from financing activities resulting primarily from the inflow of savings deposits and short-term borrowings. In 2001, these deposits increased $16,614,000 and these borrowings decreased $2,580,000. Cash provided by investing activities was $5,321,000 in 2001 compared to cash used of $12,784,000 in 2000. The change in investing activities from 2000 is due to the sales and calls of securities in 2001.

RISK ELEMENTS AND MANAGEMENT

Credit risk is managed via specific credit approvals and monitoring procedures. The Corporation’s outside loan review function examines the loan portfolio on a periodic basis for compliance with credit policies and for identification of problem loans. These procedures provide management with information for setting appropriate direction and taking corrective action as needed.

The Corporation closely monitors its construction and commercial mortgage loan portfolios. Construction loans at December 31, 2001, which comprised 12.1% of total loans, totaled $25,434,000 as compared to $17,471,000 and $12,481,000 at the end of 2000 and 1999 respectively.

The construction and commercial real estate loan properties are located principally in the Corporation’s local markets. Included are loans to various industries and professional organizations. The Corporation believes that these portfolios are well diversified and do not present a significant risk to the institution.

46.

CAPITAL RESOURCES

Management closely monitors capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “well capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 10%, 6%, and 5% respectively. At December 31, 2001, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company as defined by federal law.

Total shareholders’ equity rose 7.5% to $38,433,000 at December 31, 2001, compared with $35,754,000 at December 31, 2000. The Corporation’s equity to asset ratio was 12.4% at December 31, 2001, compared to 12.2% at December 31, 2000. The increase in the amount of capital was obtained through retained earnings and the proceeds from the issuance of new shares. In 2001, the Corporation increased its cash dividends by 4.1% to $1.01 per share compared with $.97 in 2000.

At December 31, 2001, the Corporation’s tier 1 and total risk-based capital ratios were 15.0% and 16.2%, respectively, compared with 15.0% and 16.2% in 2000. The Corporation’s tier 1 leverage ratio was 12.5% at December 31, 2001 compared with 12.1% at December 31, 2000. These increases in risk-based capital ratios are largely attributable to an increase in federal funds sold investments at December 31, 2000, and the increases in capital.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Fentura Bancorp, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. Throughout 2001, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s substantially influenced market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2001 compared to 2000.

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors, which are outside of the Corporation’s control. All information provided in this section consists of forward-looking statements. Reference is made to the section captioned “Forward Looking Statements” in this annual report for a discussion of the limitations on the Corporation’s responsibility for such statements.

The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2001. The table shows expected cash flows from market sensitive instruments for each of the next five years and thereafter. The expected maturity date values for loans and securities (at amortized cost) were calculated without adjusting the instruments’ contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for re-pricing. The Corporation believes that re-pricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table.

47.

TABLE 12

Rate Sensitivity of Financial Instruments
(000's omitted)                    2002      2003      2004     2005     2006    Thereafter   Total
------------------------------------------------------------------------------------------------------
         Rate Sensitive Assets:
      Fixed interest rate loans    $14,692   $14,037   $28,615 $14,872   $24,527    $27,192  $123,935
          Average interest rate      9.07%     9.63%     8.36%  10.00%     7.86%      6.07%
   Variable interest rate loans    $46,795    $9,008    $7,253  $9,386   $10,903     $6,850   $90,195
          Average interest rate      6.88%     5.48%     6.71%   5.95%     5.69%      5.87%
            Fixed interest rate     $6,519    $9,750    $5,822  $5,183    $1,802     $6,752   $35,828
                     securities
          Average interest rate      6.83%     6.22%     7.14%   7.17%     7.80%      7.90%
         Variable Interest rate               $1,199       $22    $441       $79     $1,598    $3,339
                     securities
          Average interest rate                                  6.13%                6.80%
                                           5.76%     6.92%             5.12%
  Other interest bearing assets    $22,800                                                    $22,800
          Average interest rate      1.00%

    Rate Sensitive Liabilities:
      Interest-bearing checking    $40,930                                                    $40,930
          Average interest rate      1.62%
                        Savings    $80,090                                                    $80,090
          Average interest rate      2.59%
                           Time    $80,388    $9,139    $7,341  $3,442    $1,194       $222  $101,726
          Average interest rate      4.71%     5.07%     4.64%   4.91%     4.38%      4.32%
          Short term borrowings     $2,100                                                     $2,100
          Average interest rate      1.81%
                  FHLB advances        $14       $16       $17     $18       $20     $1,053    $1,138
          Average interest rate      7.34%     7.34%     7.34%   7.34%     7.34%      7.34%

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity management seeks to maximize net interest income as a result of changing interest rates, within prudent ranges of risk. The Corporation attempts to accomplish this objective by structuring the balance sheet so that re-pricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these re-pricing opportunities at any point in time constitute a bank’s interest rate sensitivity. The Corporation currently does not utilize derivatives in managing interest rate risk.

An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, and is referred to as “GAP”.

Table 13 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of December 31, 2001, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

48.

TABLE 13 Gap Analysis

                                                                 December 31, 2001
                                                 Within       Three      One to       After
                                                  Three     Months-        Five        Five
(000's Omitted)                                  Months    One Year       Years       Years       Total
--------------------------------------------------------------------------------------------------------
  Interest Bearing Bank Deposits                    $0          $0          $0          $0          $0
  Federal Funds Sold                             22,800           0           0           0      22,800
  Investment Securities                           2,346       6,041      25,096       5,684      39,167
  Loans                                         100,735      15,582      78,484      19,329     214,130
  Loans Held for Sale                             1,710           0           0           0       1,710
                                            ------------------------------------------------------------
    Total Earning Assets                       $127,591     $21,623    $103,580     $25,013    $277,807
                                            ============================================================
Interest Bearing Liabilities:
  Interest Bearing Demand Deposits              $40,930          $0          $0          $0     $40,930
  Savings Deposits                               80,090           0           0           0      80,090
  Time Deposits Less than $100,000               21,775      37,579      19,562         213      79,129
  Time Deposits Greater than $100,000            12,309       6,343       3,945           0      22,597
  Short-term Borrowings                           2,100           0           0           0       2,100
  FHLB Advances                                       0          14          71       1,053       1,138
                                            ------------------------------------------------------------
    Total Interest Bearing Liabilities         $157,204     $43,936     $23,578      $1,266    $225,984
                                            ============================================================
Interest Rate Sensitivity GAP                  ($29,613)   ($22,313)    $80,002     $23,747     $51,823
Cumulative Interest Rate
  Sensitivity GAP                              ($29,613)   ($51,926)    $28,076     $51,823
Interest Rate Sensitivity GAP                     -0.81       -0.49        4.39       19.76
Cumulative Interest Rate
  Sensitivity GAP Ratio                           -0.81       -0.74       -1.12        1.23

As indicated in Table 13, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short- term negative impact on interest margin. Conversely, if market interest rates decrease, this negative gap position could have a short-term positive impact on interest margin. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The limitations of gap described above impacted financial performance in 2001. The Corporation's gap position was negative and a decline in market interest rates; yet net interest income or margin dollars dropped. This occurred because assets, both variable and fixed through maturity and refinance, re-priced more dramatically than liabilities. The liabilities, largely deposits, either lagged market re-pricing due to the maturity dates on time deposits or were not re-priced by the same amount as assets due to competitive pressures. Interest bearing checking and savings deposits are generally a lower cost of funds products compared to time deposits. This lower level of interest rates creates a smaller opportunity for re-pricing. For example certain asset products re-priced downward 4.75% with the downward movement of national prime rates throughout 2001 while most of interest bearing checking and savings were at rates lower than 4.75% at the start of the year and accordingly, had a much lesser level of re-pricing opportunity. The Corporation is implementing a more sophisticated model to assist in monitoring and measuring interest rate sensitivity to changing interest rate environments.

49.

ACCOUNTING AND REPORTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 133, (as amended), "Accounting for Derivative Instruments and Hedging Activities." The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective in 2001 for the Corporation. The adoption of this pronouncement did not have a material effect on the Corporation's financial position or results of operations. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Implementation of SFAS No. 140 did not have a material effect on the Corporation's financial position or results of operations. SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interest method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material effect on the Corporation's financial position or results of operations. SFAS No. 142 addresses the accounting for such assets arising from prior and future business combinations in June 2001. Upon the adoption of the Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction of earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The adoption of the statement did not impact the Corporation's consolidated financial statements, as it has no intangible assets.

FORWARD LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of the Financial Statements, contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward looking statements as a result of new information, future events, or otherwise.

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

50.

FENTURA BANCORP, INC. COMMON STOCK

Table 14 sets forth the high and low market information for each quarter of 1999 through 2001. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. As of March 1, 2002, there were 608 shareholders of record, not including participants in the Corporation's employee stock option program.

TABLE 14
Common Stock Data

                                         Market                              Dividends
                                       Information                             Paid
    Year            Quarter               High          Low                  Per Share
-------------------------------------------------------------------------------------
              First Quarter               $46.67      $40.83                  $0.190
         1999 Second Quarter               45.00       44.17                   0.190
              Third Quarter                47.19       37.50                   0.190
              Fourth Quarter               42.29       31.67                   0.360
                                                                         ------------
                                                                              $0.930

              First Quarter               $40.83      $29.27                  $0.210
         2000 Second Quarter               37.00       24.99                   0.210
              Third Quarter                30.00       24.63                   0.210
              Fourth Quarter               26.50       22.00                   0.340
                                                                         ------------
                                                                              $0.970

              First Quarter               $27.38      $25.13                  $0.220
         2001 Second Quarter               29.13       26.25                   0.220
              Third Quarter                27.90       25.00                   0.220
              Fourth Quarter               27.00       25.00                   0.350
                                                                         ------------
                                                                              $1.010

Note: Dividend per share figures have been adjusted to reflect a 20% stock dividend distributed on May 26, 2000.

51.

Exhibit 21.1

Subsidiaries of the Registrant

Company	Ownership	State of Incorporation

The State Bank Davison State Bank Community Bank Services, Inc. Fentura Mortgage Company, Inc.	100% 100% 100% by The State Bank 100% by The State Bank	Michigan Michigan Michigan Michigan

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

        We consent to the incorporation by reference in the Registration Statement of Fentura Bancorp, Inc. on Form S-3 (File No.333-75194) of our report dated January 25, 2002 on the 2001 Consolidated Financial Statements of Fentura Bancorp, Inc., which report is included in the 2001 Annual Report on Form 10-K of Fentura Bancorp, Inc.

CROWE, CHIZEK AND COMPANY LLP
Grand Rapids, Michigan March 13, 2002