Form 10-Q
period 2002-03-31
FENTURA FINANCIAL INC
filed 2002-05-15
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 0-23550

Fentura Financial, Inc.
-----------------------------------------------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Michigan ------------------------- (State or other jurisdiction of incorporation or organization)	38-2806518 ------------------------- (IRS Employer Identification No.)

One Fenton Sq, P.O. Box 725, Fenton, Michigan 48430
(Address of Principal Executive Offices)

(810) 629-2263
(Registrant's telephone number)

Fentura Bancorp, Inc.
(Former Name)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X      Yes           ___      No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 10, 2002

Class - Common Stock            Shares Outstanding - 1,734,624

Fentura Financial, Inc.
Index to Form 10-Q

                                                                                        Page
                                                                                        ----
Part I - Financial Information

         Item 1 - Consolidated Financial Statements (Unaudited)                          3

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          9

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk            18

Part II - Other Information                                                             20

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

  Fentura Financial, Inc.
  Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------
                                                                        MAR 31,         DEC 31,
(000's omitted Except share and per share data)                           2002           2001
                                                                      (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                $13,285        $19,038
   Federal funds sold                                                      12,850         22,800
                                                                     -------------------------------
     Total cash & cash equivalents                                         26,135         41,838
   Securities-available for sale                                           28,781         25,792
   Securities-held to maturity, (market value of $12,474
      at March 31, 2002 and $13,508 at December 31, 2001)                  12,371         13,375
                                                                     -------------------------------
       Total securities                                                    41,152         39,167
   Loans:
     Commercial                                                           117,666        116,663
     Tax exempt development loans                                           3,225          2,231
     Real estate loans - mortgage                                          10,558         11,158
     Real estate loans - construction                                      25,583         25,434
     Consumer loans                                                        58,079         58,644
                                                                     -------------------------------
   Total loans                                                            215,111        214,130
   Less: Allowance for loan losses                                         (3,103)        (3,125)
                                                                     -------------------------------
   Net loans                                                              212,008        211,005
   Loans held for sale                                                      2,538          1,710
   Bank premises and equipment                                              9,454          8,532
    Federal Home Loan Bank stock                                              822            822
   Accrued interest receivable                                              1,578          1,445
   Other assets                                                             4,765          4,571
                                                                     -------------------------------
     Total assets                                                        $298,452       $309,090
                                                                     ===============================

LIABILITIES
   Deposits:
     Non-interest bearing deposits                                        $38,742        $42,524
     Interest bearing deposits                                            217,261        222,746
                                                                     -------------------------------
       Total deposits                                                     256,003        265,270
   Short term borrowings                                                      529          2,100
   Federal Home Loan Bank Advances                                          1,138          1,138
   Accrued taxes, interest and other liabilities                            2,232          2,149
                                                                     -------------------------------
       Total liabilities                                                  259,902        270,657
                                                                     -------------------------------
SHAREHOLDERS' EQUITY
   Common stock - $2.5 par value
   1,734,624 shares issued (1,735,496 in Dec. 2001)                         4,337          4,338
   Surplus                                                                 26,312         26,326
   Retained earnings                                                        7,871          7,677
   Accumulated other comprehensive income                                      30             92
                                                                     -------------------------------
     Total shareholders' equity                                            38,550         38,433
                                                                     -------------------------------
       Total Liabilities and Shareholders' Equity                        $298,452       $309,090
                                                                     ===============================

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended
                                                               March 31,
(000's omitted except per share data)                    2002             2001
----------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                            $3,899           $4,584
   Interest and dividends on
     securities:
     Taxable                                                281              767
     Tax-exempt                                             165              170
   Interest on federal funds sold                            71              265
                                                   -----------------------------------
         Total interest income                            4,416            5,786

   INTEREST EXPENSE
   Deposits                                               1,532            2,572
   Short-term borrowings                                     27               47
                                                   -----------------------------------
         Total interest expense                           1,559            2,619

   NET INTEREST INCOME                                    2,857            3,167
   Provision for loan losses                                 33              138
                                                   -----------------------------------
     Net interest income after
       Provision for loan losses                          2,824            3,029

   NON-INTEREST INCOME
     Service charges on deposit accounts                    554              479
     Trust income                                           134              165
     Other operating income                                 226              325
     Gain on sale of loans                                  142               59
                                                   -----------------------------------
       Total non-interest income                          1,056            1,028

   NON-INTEREST EXPENSE
     Salaries and benefits                                1,707            1,579
     Occupancy of bank premises                             257              215
     Equipment expense                                      368              327
     Other operating expenses                               702              778
                                                   -----------------------------------
       Total non-interest expense                         3,034            2,899

   INCOME BEFORE TAXES                                      846            1,158
   Applicable income taxes                                  253              339
                                                   -----------------------------------
   NET INCOME                                              $593             $819
                                                   ===================================

   Per share:
   Net income - basic                                      $0.34            $0.48
   Net income - diluted                                    $0.34            $0.47
   Cash dividends declared                                 $0.23            $0.22

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                             Three Months                Three Months
                                                                 Ended                      Ended

-------------------------------------------------------------------------------------------------------
                                                               March 31,                  March 31,
(000's omitted)                                                  2002                        2001
-------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance, beginning of period                                  $4,338                      $4,305
   Issuance of shares under
     Director stock purchase plan
     Dividend reinvestment program                                                               15
    Stock repurchase plan                                            (1)
                                                            ----------------            ---------------
   Balance, end of period                                         4,337                       4,320

SURPLUS
   Balance, beginning of period                                  26,326                      26,016
   Issuance of shares under
     Director stock purchase plan,
     Dividend reinvestment program                                                              131
    Stock repurchase plan                                           (14)
                                                            ----------------            ---------------
   Balance, end of period                                        26,312                      26,147

RETAINED EARNINGS
   Balance, beginning of period                                   7,677                       5,648
     Net income                                                     593                         819
        Cash dividends declared                                    (399)                       (380)
                                                            ----------------            ---------------
   Balance, end of period                                         7,871                       6,087

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)
   Balance, beginning of period                                      92                        (215)
     Change in unrealized gain (loss)
     on securities, net of tax                                      (62)                        497
                                                            ----------------            ---------------
   Balance, end of period                                            30                         282
                                                            ----------------            ---------------
TOTAL SHAREHOLDERS' EQUITY                                      $38,550                     $36,836
                                                            ================            ===============

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
----------------------------------------------------------------------------------------
(000's omitted)
                                                                   2002        2001
----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:

   Net income                                                        $593        $819
   Adjustments to reconcile net income to cash
     Provided by Operating Activities:
       Depreciation and amortization                                  234         209
       Provision for loan losses                                       33         138
       Amortization (accretion) on securities                         126          18
       Loans originated for sale                                   (8,969)     (1,951)
       Proceeds from the sale of loans                              8,283       2,007
       Gain on sales of loans                                        (142)        (59)
       Net change in interest receivable & other assets              (280)       (271)
       Net change in interest payable & other liabilities              69        (449)
                                                                ------------------------
Total Adjustments                                                    (646)       (358)
                                                                ------------------------
Net Cash Provided By (Used In) Operating Activities                   (53)        461
                                                                ------------------------

Cash Flows From Investing Activities:

   Proceeds from maturities of securities - HTM                     1,000           0
   Proceeds from maturities of securities - AFS                     3,380           0
   Proceeds from calls of securities - AFS                          3,700       8,289
   Purchases of securities - AFS                                  (10,286)     (3,579)
   Net increase in loans                                           (1,036)     (4,018)
   Capital expenditures                                            (1,156)       (641)
                                                                ------------------------
Net Cash Provided By (Used in) Investing Activities                (4,398)         51

Cash Flows From Financing Activities:

   Net increase (decrease) in deposits                             (9,267)     22,312
   Net increase (decrease) in borrowings                           (1,571)     (4,465)
    Proceeds from stock repurchase                                    (15)          0
   Proceeds from stock issuance                                         0         145
   Cash dividends                                                    (399)       (380)
                                                                ------------------------
Net Cash Provided By (Used In) Financing Activities               (11,252)     17,612

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS              ($15,703)    $18,124

CASH AND CASH EQUIVALENTS - BEGINNING                             $41,838     $20,709
CASH AND CASH EQUIVALENTS - ENDING                                $26,135     $38,833
                                                                ========================

CASH PAID FOR:
   INTEREST                                                        $1,777      $2,501
   INCOME TAXES                                                      $252        $400

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

                                                         Three Months Ended
(000's Omitted)                                              March 31,
                                                         2002         2001
                                                     ---------------------------
Net Income                                                 $593        $819
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising
       during period                                       $(62)       $497
   Less: reclassification adjustment for
       gains included in net income                          $0          $0
                                                     ---------------------------
Other comprehensive income (loss)                          $(62)       $497
                                                     ---------------------------
Comprehensive income                                       $531      $1,316
                                                     ===========================

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

Note 2. Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months ended March 31, 2002 and 2001:

                                                  Three Months Ended
                                                       March 31,
                                                     2002        2001
                                                     ----        ----
Basic Earnings Per Common Share:
Numerator
   Net Income                                    $593,000       $819,000
                                                 ========       ========
Denominator
   Weighted average common shares
   Outstanding                                  1,735,080      1,723,798
                                                =========      =========
Basic earnings per common share                     $0.34          $0.48
                                                    =====          =====
Diluted Earnings Per Common Share:
Numerator
   Net Income                                   $ 593,000       $819,000
                                                =========       ========
Denominator
   Weighted average common shares
   Outstanding for basic earnings per
   Common share                                 1,735,080      1,723,798

Add:  Dilutive effects of assumed
   Exercises of stock options                       3,556          3,206
                                                    -----          -----
   Weighted average common shares
   And dilutive potential common
   Shares outstanding                           1,738,636      1,727,004
                                                =========      =========
Diluted earnings per common share                   $0.34          $0.47
                                                    =====          =====

Stock options for 6,841 and 6,975 shares of common stock for the three-month periods ended March 31, 2002 and 2001 were not considered in computing diluted earnings per common share because they were not dilutive.

Note 3. Stock Option Plans

Stock Option Plans

The Nonemployee Director Stock Option Plan grants options to nonemployee directors to purchase the Corporation’s common stock on April 1 each year. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 6,720 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 67,200 shares in the aggregate may be outstanding at any one time.

The Employee Stock Option Plan grants options to eligible employees to purchase the Corporation’s common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 72,000 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan. Options covering 2,947 shares were granted under this Plan on January 31, 2002.

The following table summarizes stock option activity:

                                                                Number of                 Weighted
                                                                 Options                Average Price
                                                                 -------                -------------
     Options outstanding at December 31, 2000                     19,671                    $26.09
     Options granted 2001                                          32,44                     25.13
     Options forfeited 2001                                         (322)                    30.80
                                                                  ------
     Options outstanding at December 31, 2001                     22,583                     25.89
     Options granted 2002                                          2,947                     26.50
                                                                  ------
     Options outstanding at March 31, 2002                        25,530                    $25.96
                                                                  ======

The stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as permitted under Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). In accordance with APB 25, no compensation expense is required nor has been recognized for the options issued under existing plans. Had the Corporation chosen not to elect APB 25, SFAS 123 would apply and compensation expense would have been recognized, and the Corporation’s earnings would have been as follows (in thousands, except per share data):

                                                               1st Quarter               1st Quarter
                                                                  2002                      2001
                                                                  ----                      ----
     Net Income
          As reported                                        $     593                        $819
          Proforma                                                 565                         815

     Basic net income per share
          As reported                                              0.34                       0.48
          Proforma                                                 0.33                       0.47

     Diluted net income per share
          As reported                                              0.34                       0.47
          Proforma                                                 0.33                       0.47

Proforma net income includes compensation cost for the Corporation’s stock option plan based on the fair values of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2002 were as follows: an expected life of 10 years, a dividend yield of 3%, a risk free return of 4.91% and expected volatility of 67%.

Note 4. Commitments and contingencies

There are various contingent liabilities that are not reflected in the financial statements including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Corporation’s consolidated financial condition or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As indicated in the income statement, earnings for the three months ended March 31, 2002 were $593,000 compared to $819,000 for the same period in 2001. Earnings decreased as a result of a decrease in net interest income and an increase in operating expenses. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets. Management believes that the softening of the economy that took place in 2001 and projected stable economic condition for the first half of 2002 may continue to place pressure on earnings.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2002 the Corporation’s return on average assets (annualized) was 0.79% compared to 1.08% for the same period in 2001. Net income per share-basic was $0.34 in the first three months of 2002 compared to $0.48 for the same period in 2001.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2002 and 2001 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                    2002 COMPARED TO 2001
                                                     INCREASE (DECREASE)
                                                           DUE TO:
                                             -------------------------------------
                                                            YIELD/
(000'S OMITTED)                                  VOL         RATE        TOTAL
----------------------------------------------------------------------------------
TAXABLE SECURITIES                              ($449)       ($37)       ($486)
TAX-EXEMPT SECURITIES                              40         (45)          (5)
FEDERAL FUNDS SOLD                                (31)       (163)        (194)

TOTAL LOANS                                       325      (1,042)        (717)
LOANS HELD FOR SALE                                44         (12)          32
                                             -------------------------------------

   TOTAL EARNING ASSETS                           (71)     (1,299)      (1,370)

INTEREST BEARING DEMAND DEPOSITS                   10         (72)         (62)
SAVINGS DEPOSITS                                  150        (402)        (252)
TIME CD'S $100,000 AND OVER                      (296)       (114)        (410)
OTHER TIME DEPOSITS                               (75)       (241)        (316)
OTHER BORROWINGS                                   (1)        (19)         (20)
                                             -------------------------------------

   TOTAL INTEREST BEARING LIABILITIES            (212)       (848)      (1,060)
                                             -------------------------------------

      NET INTEREST INCOME                      ($141)       ($451)     ($310)
                                             =====================================

As indicated in Table 1, during the three months ended March 31, 2002, net interest income decreased compared to the same period in 2001, principally because of the decrease in prime rate that caused all of the variable rate loan products to reprice to a lower rate. Interest expense decreased largely due to the lowering of core deposit rates and the repricing of certificates of deposits as they have matured and renewed at lower rates.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2002 and 2001 are shown in Table 2. Net interest income for the three months ended March 31, 2002 was $2,857,000 a decrease of $310,000 over the same period in 2001. This represents a decrease of 9.8%. The primary factor contributing to the net interest income decrease was reductions in interest rates by the Federal Reserve Board.

Management expects the economy to slowly pickup in the second half of 2002. Accordingly, the Corporation will seek to strategically manage the balance sheet structure to create stability in net interest income. The Corporation expects to aggressively seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the three months ended March 31, 2002, the Corporation’s net interest margin (without consideration of full tax equivalency) was 4.19% compared with 4.55% for the same period in 2001. This decline is attributable to the impact of interest rate reductions by the Federal Reserve Board. The decrease in interest rates impacts the net interest income in the short term because loans have repriced more quickly than deposits thus reducing net interest income.

Average earning assets decreased 1.9% or approximately $5,425,000 comparing the first quarter of 2002 to the same time period in 2001. Loans, the highest yielding component of earning assets, represented 77.0% of earning assets in 2002 compared to 70.7% in 2001. Average interest bearing liabilities decreased 2.3% or $5,288,000 comparing the first quarter of 2002 to the same time period in 2001. Non-interest bearing deposits amounted to 15.0% of average earning assets in the first quarter of 2002 compared with 13.1% in the same time period of 2001.

Management continually monitors the Corporation’s balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates continue to change in 2002, corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management”.

Table 2

                                                                      THREE MONTHS ENDED MARCH 31,
AVERAGE BALANCES AND RATES                                      2002                               2001
(000's omitted)(Annualized)                          AVERAGE    INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                              BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                   -------------------------------------------------------------------
   Investment securities:
     U.S. Treasury and Government Agencies           $21,053       $208     4.01%       $47,511       $751     6.41%
     State and Political                              17,603        165     3.80%        14,239        170     4.84%
     Other                                             5,411         73     5.47%         1,096         16     5.92%
                                                   --------------------------------   --------------------------------
     Total Investment Securities                      44,067        446     4.10%        62,846        937     6.05%
     Fed Funds Sold                                   17,233         71     1.67%        19,522        265     5.51%
   Loans:
     Commercial                                      139,124      2,411     7.03%       116,539      2,691     9.36%
     Tax Free                                          2,449         29     4.80%           799         10     5.08%
     Real Estate-Mortgage                             12,284        243     8.02%        15,522        362     9.46%
     Consumer                                         59,363      1,180     8.06%        66,773      1,517     9.21%
                                                   --------------------------------   --------------------------------
   Total loans                                       213,220      3,863     7.35%       199,633      4,580     9.30%
   Allowance for Loan Loss                            (3,089)                            (2,975)
   Net Loans                                         210,131      3,863     7.46%       196,658      4,580     9.45%
                                                   --------------------------------   --------------------------------
   Loans Held for Sale                                 2,244         36     6.51%           188          4     8.63%
                                                   --------------------------------   --------------------------------
   TOTAL EARNING ASSETS                             $276,764     $4,416     6.47%      $282,189     $5,786     8.32%
                                                   -------------------------------------------------------------------
   Cash Due from Banks                                14,496                             11,018
   All Other Assets                                   17,316                             13,786
                                                   -----------                        -----------
TOTAL ASSETS                                        $305,487                           $304,018
                                                   -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
   Deposits:
   Non-Interest bearing - DDA                        $41,378                            $37,056
   Interest bearing - DDA                             39,923        109     1.11%        37,829        171     1.83%
   Savings Deposits                                   81,621        307     1.53%        64,448        559     3.52%
   Time CD's $100,000 and Over                        22,279        232     4.22%        41,434        642     6.28%
   Other Time CD's                                    76,241        884     4.70%        81,558      1,200     5.97%
                                                   --------------------------------   --------------------------------
   Total Deposits                                    261,442      1,532     2.38%       262,325      2,572     3.98%
   Other Borrowings                                    2,661         27     4.11%         2,744         47     6.95%
                                                   --------------------------------   --------------------------------
   INTEREST BEARING LIABILITIES                     $222,725     $1,559     2.84%      $228,013     $2,619     4.66%
                                                   -------------------------------------------------------------------
   All Other Liabilities                               2,778                              2,523
   Shareholders' Equity                               38,606                             36,426
                                                   -----------                        -----------
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $305,487                           $304,018
                                                   -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                    3.63%                              3.66%
Impact of Non-Interest Bearing Funds on Margin                              0.55%                              0.89%
                                                                          ---------                          ---------
Net Interest Income /Margin                                      $2,857     4.19%                   $3,167     4.55%
                                                              =====================              =====================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb losses inherent in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 2002, the ALL was $3,103,000, or 1.44% of total loans. This compares with $3,125,000, or 1.46%, at December 31, 2001. The decrease of the ALL as a percentage of total loans reflects a decrease in the allowance for loan losses and increased loan totals. Management believes that the decrease in allowance to gross loans percentage is appropriate given the changes in the portfolio mix and overall asset quality.

The provision for loan losses was $33,000 in the first three months of 2002 and $138,000 for the same time period in 2001. The Corporation decreased the provision in 2002 compared to 2001 to fund the allowance for loan losses to the level management believes is necessary to cover losses inherent in the loan portfolio, particularly considering the smaller growth in the loan portfolio in the 2002 period.

Table 3 also summarizes loan losses and recoveries for the first three months of 2002 and 2001. During the first three months of 2002 the Corporation experienced net charge-offs of $55,000, compared with net charge-offs of $120,000 for the three months ended March 31, 2001. Accordingly, the net charge-off ratio for the first three months of 2002 was .03% compared to .06% for the same period in 2001.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to meet normal credit risks in the loan portfolio. The Corporation’s loan portfolio has no significant concentrations in any one industry nor any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of loan losses. Management continues to identify and devote attention to credits that may not be performing as agreed. As the overall credit quality of the loan portfolio improves, management expects a modest reduction in the allowance for loan losses as a percentage to gross loans in 2002. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of ALL as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets”.

Table 3           ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                         Three Months Ended       Three Months Ended
                                                              March 31                 March 31,
(000's omitted)                                                 2002                     2001
                                                       --------------------------------------------------
Balance at Beginning of Period                                  $3,125                   $2,932
                                                       --------------------------------------------------
Charge-Offs:
     Commercial, Financial and Agriculture                         (67)                      (6)
     Real Estate-Mortgage                                            0                        0
     Installment Loans to Individuals                             (105)                    (141)
         Total Charge-Offs                                        (172)                    (147)
                                                       --------------------------------------------------
Recoveries:
     Commercial, Financial and Agriculture                          74                        2
     Real Estate-Mortgage                                            0                        0
     Installment Loans to Individuals                               43                       25
         Total Recoveries                                          117                       27
                                                       --------------------------------------------------
Net Charge-Offs                                                    (55)                    (120)
                                                       --------------------------------------------------
Provision                                                           33                      138
                                                       --------------------------------------------------
Balance at End of Period                                        $3,103                   $2,950
                                                       ==================================================
Ratio of Net Charge-Offs to Gross Loans                          0.03%                    0.06%
                                                       ==================================================

NON-INTEREST INCOME

TABLE 4

                                                   Three Months Ended
Analysis of Non-Interest Income                         March 31
(000's omitted)                                    2002          2001
---------------------------------------------------------------------------
Service Charges on Deposit Accounts                  $554          $479
Gain on Sale of Mortgages                            $142           $59
Mortgage Servicing Fees                                $0           $33
Trust Income                                         $134          $165
Other Operating Income                               $226          $292
Gain on sale of securities - AFS                       $0            $0
                                               ----------------------------
     Total Non-Interest Income                     $1,056        $1,028
                                               ============================

Non-interest income increased in the three months ended March 31, 2002 as compared to the same period in 2001, primarily due to an increase in service charges on deposit accounts, and an increase in the gain on sale of mortgages. Overall non-interest income was $1,056,000 for the three months ended March 31, 2002 compared to $1,028,000 for the same period in 2001. These figures represent an increase of 2.7%. Table 4 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 4.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $554,000 in the first three months of 2002 compared to $479,000 for the same period of 2001. This represents an increase of 15.7%. Increases are attributable to service charges from growth in core deposits.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $142,000 in the three months ended March 31, 2002 and $59,000 in the same period in 2001. The change is due to an increase in loans sold in the secondary market due to the increase in residential mortgage refinance activity and new loan volumes due to the downward movement of market interest rates.

Mortgage servicing fees were $33,000 in the three months ended March 31, 2001 compared to $0 in the same time period in 2002. This is a decline of $33,000 or 100.0%. The decline is attributable to the sale of a significant portion of the Corporation’s serviced loans, in the last quarter of 2000. Servicing income was recognized in January of 2001 until these serviced loans were actually transferred to the purchaser.

Fiduciary income decreased $31,000 in the three months ended March 31, 2002 comparing to the same period in the prior year. This 18.8% decrease in fees is attributable to the decline in the value of assets under management within the Corporation’s Trust Department.

Other operating income decreased $66,000 to $226,000 in the first three months of 2002 compared to $292,000 in the same time period in 2001. This is a decrease of 22.6%. Other operating income decreased due to decreases in income from the sale of official checks and a decrease in income from the sale of consumer investment products.

Non-Interest Expense

TABLE 5

                                                  Three Months Ended
Analysis of Non-Interest Expense                       March 31,
-----------------------------------------------------------------------
(000's omitted)
                                                  2002        2001
-----------------------------------------------------------------------
Salaries and Benefits                             $1,707      $1,579
Equipment                                           $368        $327
Net Occupancy                                       $257        $215
Office Supplies                                      $44         $46
Loan & Collection Expense                            $38         $26
Advertising                                          $67         $74
Other Operating Expense                             $553        $632
                                              -------------------------
    Total Non-Interest Expense                    $3,034      $2,899
                                              =========================

Total non-interest expense was $3,034,000 in the three months ended March 31, 2002 compared with $2,899,000 in the same period of 2001. This is an increase of 4.7%. This increase is largely attributable to an increase in salaries and benefits expense and net occupancy expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $1,707,000 in the three months ended March 31, 2002, compared with $1,579,000, or an increase of 8.1%, for the same time period in 2001. Increased costs are primarily a result of a modest increase in the number of employees and an increase in employee benefit costs and commission expenses paid to mortgage originators.

During the three months ended March 31, 2002 equipment expenses were $368,000 compared to $327,000 for the same period in 2001, an increase of 12.5%. The increases in expenses are attributable to additions to equipment maintenance contracts and equipment depreciation, which increased due to the opening of the Silver Lake Parkway and Grand Blanc branch bank offices.

Occupancy expenses at $257,000 increased in the three months ended March 31, 2002 comparing to the same period in 2001 by $42,000 or 19.5%. The increases are attributable to increases in facility repairs, opening of the Grand Blanc & Silver Lake Parkway offices and operation of the Davison State Bank new main office, which opened in the second quarter of 2001 and maintenance contracts expense.

During the three months ended March 31, 2002 office supplies expense at $44,000 decreased $2,000 comparing to the $46,000 in expense for the same period in 2001. The decrease is attributable to volume decreases of regular office supplies and preprinted forms in 2002.

Loan and collection expenses, at $38,000, were up $12,000 during the three months ended March 31, 2002 comparing to the same time period in 2001. The increase is primarily attributable to an increase in other loan expense and increased credit reports expense.

Advertising expenses were $67,000 in the three months ended March 31, 2002 compared with $74,000 for the same period in 2001. The decrease of $7,000 or 9.5% was primarily due to the decrease in shareholder expenses and promotional expenses to our over 50 years of age customer segment.

Other operating expenses were $553,000 in the three months ended March 31, 2002 compared to $632,000 in the same time period in 2001, a decrease of $79,000 or 12.5%. The decrease is attributable to a decrease in the amount of overdrawn deposit account charge-offs and a decrease in legal and consulting expenses.

Financial Condition

Proper management of the volume and composition of the Corporation’s earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. The Corporation’s securities portfolio is structured to provide a source of liquidity through maturities and generate an income stream with relatively low levels of principal risk. The Corporation does not engage in securities trading. Loans comprise the largest component of earning assets and are the Corporation’s highest yielding assets. Customer deposits are the primary source of funding for earning assets while short-term debt and other sources of funds could be utilized if market conditions and liquidity needs change.

The Corporation’s total assets equaled $298 million for March 31, 2002 compared to December 31, 2001 total assets of $309 million. Loans comprised 72.1% of total assets at March 31, 2002 compared to 69.3% at December 31, 2001. Loans grew $1 million with commercial loans and tax-exempt loans leading the advance which together grew $2.0 million while other loan categories experienced reductions or remained steady. The ratio of non-interest bearing deposits to total deposits was 15.1% at March 31, 2002 compared to 16.0% at December 31, 2001. Interest bearing deposit liabilities totaled $217 million at March 31, 2002 compared to $223 million at December 31, 2001. Deposits decreased $9.3 million and Fed Funds Purchased decreased $1.6 million to make up the change in interest bearing liabilities at March 31, 2002.

Bank premises and equipment increased $922,000 to $9.5 million at March 31, 2002 comparing to $8.5 million at December 31, 2001. The increase is attributable to the opening of the Silver Lake Parkway branch.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 6 represents the levels of these assets at March 31, 2002 and December 31, 2001.

Non-performing assets increased at March 31, 2002 compared to December 31, 2001. This increase is attributable to an increase in repossessed assets partially offset by a decrease in non-performing loans. The non-accrual loans increased because new loans were placed on non-accrual totaling $35,000, and other non-performing assets increased because of an increase in repossessed assets.

The level and composition of non-performing assets are affected by economic conditions in the Corporation’s local markets. Non-performing assets, charge-offs, and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting the Corporation’s operating results. In addition to non-performing loans, management carefully monitors other credits that are current in terms of principal and interest payments but, in management’s opinion, may deteriorate in quality if economic conditions change. Based on the current economic conditions, management continues to closely monitor credit quality.

Table 6

Non-Performing Assets and Past Due Loans

                                                   March 31,       December 31,
                                                      2002           2001
                                                 ------------------------------
Non-Performing Loans:
     Loans Past Due 90 Days or More & Still
         Accruing                                    $118,000       $186,000
     Non-Accrual Loans                                336,000        321,000
     Renegotiated Loans                                     0              0
                                                 ------------------------------
         Total Non-Performing Loans                   454,000        507,000
                                                 ------------------------------
Other Non-Performing Assets:
     Other Real Estate                                      0              0
     REO in Redemption                                      0              0
     Other Non-Performing  Assets                     138,000         10,000
                                                 ------------------------------
         Total Other Non-Performing Assets            138,000         10,000
                                                 ------------------------------
Total Non-Performing Assets                          $592,000       $517,000
                                                 ==============================
Non-Performing Loans as a % of
     Total Loans                                       0.21%           0.24%
Allowance for Loan Losses as a % of
     Non-Performing Loans                            683.48%         616.37%
Accruing Loans Past Due 90 Days or
     More to Total Loans                               0.05%           0.09%
Non-performing Assets as a % of
     Total Assets                                       .20%           0.17%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in the first three months of 2002. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the investment portfolio provides secondary liquidity. As of March 31, 2002 federal funds sold represented 4.3% of total assets, compared to 7.4% at December 31, 2001. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash used in financing activities was $11,252,000 in the first three months of 2002 due to the decrease in deposits. Comparatively, in the first three months of 2001, cash used in financing activities was $17,612,000 because of increases in deposits. Cash used in investing activities was $4,398,000 during the first three months of 2002. Cash flow from investing activities decreased for the first quarter of 2002 primarily because of securities purchases.

CAPITAL MANAGEMENT

Total shareholders’ equity rose 0.3% to $38,550,000 at March 31, 2002 compared with $38,433,000 at December 31, 2001. The Corporation’s equity to asset ratio was 12.9% at March 31, 2002 and 12.4% at December 31, 2001. The increase in the amount of capital resulted primarily from the increase in retained earnings.

As indicated on the balance sheet at December 31, 2001 the Corporation had accumulated other comprehensive income of $92,000 compared to accumulated other comprehensive income at March 31, 2002 of $30,000. The decrease in the income position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 7, at March 31, 2002 and at December 31, 2001, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

The FDIC has adopted a risk-based insurance premium system based in part on a bank’s capital adequacy. Under this system a depository institution is classified as well capitalized, adequately capitalized, or undercapitalized according to its regulatory capital levels. Subsequently, a financial institution’s premium levels are based on these classifications and its regulatory supervisory rating (the higher the classification the lower the premium). It is the Corporation’s goal to maintain capital levels sufficient to retain a designation of “well capitalized”.

Table 7

                                                              Capital Ratios
                               -----------------------------------------------------------------------------
                                  Regulatory Minimum                  Fentura Financial, Inc.
                                For "Well Capitalized"     March 31,      December 31,        March 31,
                                                              2002            2001              2001
Total Capital to risk
     Weighted assets                      10%                16.29%          16.20%            14.76%
Tier 1  Capital to risk                    6%                15.07%          15.00%            13.57%
     Weighted assets
Tier 1 Capital to average
     Assets                                5%                12.61%          12.50%            11.01%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on pages 47 through 48 in Fentura’s Annual Report on Form 10-K, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2002, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2002 compared to 2001.

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors, which are outside of the Corporation’s control. All information provided in this section consists of forward-looking statements. Reference is made to the section captioned “Forward Looking Statements” in this quarterly report for a discussion of the limitations on the Corporation’s responsibility for such statements.

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

An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP”.

Table 8 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2002, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 8           GAP ANALYSIS MARCH 31, 2002

(000's Omitted)                                    Within       Three      One to       After
                                                   Three      Months to     Five        Five
                                                   Months     One Year      Years       Years       Total
                                                -------------------------------------------------------------
Earning Assets:
    Federal Funds Sold                           $  12,850   $       0   $       0   $       0   $  12,850
    Securities                                       4,655       5,277      26,254       4,966      41,152
    Loans                                          105,397      14,185      78,143      17,386     215,111
    Loans Held for Sale                              2,538           0           0           0       2,538
                                                -------------------------------------------------------------
       Total Earning Assets                       $125,440   $   19,462  $ 104,397   $  22,352    $271,651
                                                =============================================================

Interest Bearing Liabilities:
    Interest Bearing Demand Deposits             $  39,804   $       0   $       0   $       0   $  39,804
    Savings Deposits                                84,665           0           0           0      84,665
    Time Deposits Less than $100,000                19,081      32,278      20,678           0      72,037
    Time Deposits Greater than $100,000             10,878       4,709       5,168           0      20,755
      Short term borrowings                            529           0           0           0         529
    Other Borrowings                                    15           0         276         847       1,138
                                                -------------------------------------------------------------
       Total Interest Bearing Liabilities         $154,972    $ 36,987   $  26,122    $    847    $218,928
                                                =============================================================
Interest Rate Sensitivity GAP                    $ (29,532)  $ (17,525)  $  78,275   $  21,505   $  52,723
Cumulative Interest Rate
    Sensitivity GAP                              $ (29,532)  $ (47,057)  $  31,218   $  52,723
Interest Rate Sensitivity GAP                        (0.81)      (0.53)       4.00       26.39
Cumulative Interest Rate
    Sensitivity GAP Ratio                            (0.81)      (0.75)       1.14        1.24

As indicated in Table 8, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. Conversely, if market rates continue to decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at March 31, 2002 and the change in net interest income for the three months ended March 31, 2002 compared to the same time period in 2001. At March 31, 2001 the Corporation was negatively gapped through one year and since that time interest rates have declined considerably, yet net interest income declined comparing the first three months of 2002 to the same period in 2001. This occurred because certain deposit categories, specifically interest bearing demand and savings, did not re-price at the same time or at the same level as asset portfolios. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly impact net interest income.

FORWARD LOOKING STATEMENTS

This report contains “forward looking statements” as that term is used in the securities laws. All statements regarding the Corporation’s expected financial position, performance, business and strategies are forward looking statements. These statements are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward looking statements as a result of new information, future events, or otherwise.

Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward looking statements contained in this report include, but are not limited to, changes in interest rate and interest rate relationships, demands for products and services, the degree of competition by traditional and non-traditional competitors, changes in banking laws or regulations, changes in tax laws, changes in prices, the impact of technological advances, government and regulatory policy changes, the outcome of pending and future litigation and contingencies, trends in customer’s behaviors as well as their ability to repay loans, and the local economy. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibit 3 - Amendment to Articles of Incorporation Changing the Registrant’s name to Fentura Financial, Inc.

(b)	Reports on Form 8-K - Report on Form 8-K filed March 7, 2002 regarding change in dividend payment date.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.

Date May 14, 2002	By /s/ Donald L. Grill Donald L. Grill President & CEO

Date May 14, 2002	By /s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer

EXHIBIT 3

AMENDMENT TO ARTICLES OF INCORPORATION
CHANGING THE REGISTRANT'S NAME
TO
FENTURA FINANCIAL, INC.

MICHIGAN DEPARTMENT OF CONSUMER & INDUSTRY SERVICES BUREAU OF COMMERCIAL SERVICES
Date Received	(FOR BUREAU USE ONLY)
This document is effective on the date filed, unless a subsequent effective date within 90 days after received date is stated in the document.

Name VARNUM, RIDDERING, SCHMIDT & HOWLETT LLP
Address P.O. BOX 352
City GRAND RAPIDS	State MI	Zip Code 49501-0352	EFFECTIVE DATE:
Document will be returned to the name and address you enter above. If left blank document will be mailed to the registered office.

CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION
For use by Domestic Profit and Nonprofit Corporations
(Please read information and instructions on the last page)

        Pursuant to the provisions of Act 284, Public Acts of 1972 (profit corporations), or Act 162, Public Acts of 1982 (nonprofit corporations), the undersigned corporation executes the following Certificate:

1.	The present name of the corporation is: FENTURA BANCORP, INC.
2.	The identification number assigned by the Bureau is: 403566

3.	Article 1 of the Articles of Incorporation is hereby amended to read as follows: The name of the Corporation is Fentura Financial, Inc.

COMPLETE ONLY ONE OF THE FOLLOWING:

4.  (For amendments adopted by unanimous consent of incorporators before the first meeting of the board of directors or trustees.)

The foregoing amendment to the Articles of Incorporation was duly adopted on the day of , , in accordance with the provisions of the Act by the unanimous consent of the incorporator(s) before the first meeting of the Board of Directors or Trustees.
Signed this day of ,
(Signature) (Type or Print Name) (Signature) (Type or Print Name)	(Signature) (Type or Print Name) (Signature) (Type or Print Name)

5.  (For profit and nonprofit corporations whose Articles state the corporation is organized on a stock or on a membership basis.)

The foregoing amendment to the Articles of Incorporation was duly adopted on the 24th day of April , 2002 , by the shareholders if a profit corporation, or by the shareholders or members if a nonprofit corporation (check one of the following)
[ X ]	at a meeting the necessary votes were cast in favor of the amendment.
[ ]	by written consent of the shareholders or members having not less than the minimum number of votes
[ ]	required by statute in accordance with Section 407(1) and (2) of the Act if a nonprofit corporation, or Section 407(1) of the Act if a profit corporation. Written notice to shareholders or members who have not consented in writing has been given. (Note: Written consent by less than all of the shareholders or members is permitted only if such provision appears in the Articles of Incorporation.)

[ ]	by written consent of all the shareholders or members entitled to vote in accordance with section 407(3) of the Act
[ ]	if a nonprofit corporation, or Section 407(2) of the Act if a profit corporation.
[ ]	by the board of a profit corporation pursuant to section 611(2).
	Profit Corporations Signed this 24th day of April , 2002		Nonprofit and Professional Service Corporations Signed this day of ,
By	/s/ Donald L. Grill (Signature of an authorized officer or agent) DONALD L. GRILL, PRESIDENT (Type or Print Name)	By	(Signature of President, Vice-President, Chairperson or Vice-Chairperson) (Type or Print Name) (Type or Print Title)