Form 10-Q
period 2002-06-30
FENTURA FINANCIAL INC
filed 2002-08-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
  X      Yes           ___      No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 13, 2002

Class - Common Stock            Shares Outstanding - 1,734,009

Fentura Financial, Inc.Index
to Form 10-Q

Page
Part I - Financial Information
Item 1 - Consolidated Financial Statements (Unaudited)	3
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3 - Quantitative and Qualitative Disclosures about Market Risk	9 19
Part II - Other Information	22
Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Securities Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K
22 22 22 22 22 22
Signatures Exhibits	23 24

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Fentura Financial, Inc.
Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------
                                                                        JUNE 30,        DEC 31,
(000's omitted Except share data)                                         2002           2001
                                                                      (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                $16,925        $19,038
   Federal funds sold                                                      18,700         22,800
                                                                     -------------------------------
     Total cash & cash equivalents                                         35,625         41,838
   Securities-available for sale                                           28,539         25,792
   Securities-held to maturity, (market value of $9,842
      at June 30, 2002 and $13,508 at December 31, 2001)                    9,598         13,375
                                                                     -------------------------------
       Total securities                                                    38,137         39,167
   Loans held for sale                                                      1,592          1,710
   Loans:
     Commercial                                                           114,690        116,663
     Tax exempt development loans                                           4,356          2,231
     Real estate loans - mortgage                                          11,421         11,158
     Real estate loans - construction                                      25,778         25,434
     Consumer loans                                                        60,581         58,644
                                                                     -------------------------------
   Total loans                                                            216,826        214,130
   Less: Allowance for loan losses                                         (3,075)        (3,125)
                                                                     -------------------------------
   Net loans                                                              213,751        211,005
    Bank Owned Life Insurance                                               7,572          2,501
   Bank premises and equipment                                              9,406          8,532
    Federal Home Loan Bank stock                                              822            822
   Accrued interest receivable                                              1,481          1,445
   Other assets                                                             2,280          2,070
                                                                     -------------------------------
     Total assets                                                        $310,666       $309,090
                                                                     ===============================

LIABILITIES
   Deposits:
   Non-interest bearing deposits                                          $44,169        $42,524
     Interest bearing deposits                                            222,818        222,746
                                                                     -------------------------------
       Total deposits                                                     266,987        265,270
   Short-term borrowings                                                    1,395          2,100
   Federal Home Loan Bank Advances                                          1,124          1,138
   Accrued taxes, interest and other liabilities                            2,092          2,149
                                                                     -------------------------------
       Total liabilities                                                  271,598        270,657
                                                                     -------------------------------
SHAREHOLDERS' EQUITY
   Common stock - no par value
   1,734,009 shares issued (1,735,496 in Dec. 2001)                        30,623         30,664
   Retained earnings                                                        8,247          7,677
   Accumulated other comprehensive income                                     198             92
                                                                     -------------------------------
     Total shareholders' equity                                            39,068         38,433
                                                                     -------------------------------
       Total Liabilities and Shareholders' Equity                        $310,666       $309,090
                                                                     ===============================
See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
(000's omitted except per share data)                  2002        2001            2002        2001
                                                    ----------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                         $3,974       $4,497         $7,876       $9,081
   Interest and dividends on
     securities:
     Taxable                                             255          681            532        1,448
     Tax-exempt                                          147          166            312          336
   Interest on federal funds sold                         74          233            145          498
                                                    ------------------------- --------------------------
         Total interest income                         4,450        5,577          8,865       11,363

   INTEREST EXPENSE
   Deposits                                            1,352        2,334          2,884        4,906
   Short-term borrowings                                  24           28             50           75
                                                    ------------------------- --------------------------
         Total interest expense                        1,376        2,362          2,934        4,981
                                                    ------------------------- --------------------------

   NET INTEREST INCOME                                 3,074        3,215          5,931        6,382
   Provision for loan losses                              69          255            102          393
                                                    ------------------------- --------------------------
     Net interest income after
       Provision for loan losses                       3,005        2,960          5,829        5,989

   NON-INTEREST INCOME
     Service charges on deposit accounts                 594          520          1,148          999
     Trust income                                        144          160            278          325
     Other operating income                              273          328            506          730
     Gain on sale of loans                               150          174            292          233
     Gain on sale of securities                            0          157              0          157
                                                    ------------------------- --------------------------
       Total non-interest income                       1,161        1,339          2,224        2,444

   NON-INTEREST EXPENSE
     Salaries and benefits                             1,606        1,506          3,314        3,085
     Occupancy of bank premises                          265          206            522          421
     Equipment expense                                   387          354            746          680
     Other operating expenses                            822          891          1,539        1,747
                                                    ------------------------- --------------------------
       Total non-interest expense                      3,080        2,957          6,121        5,933
                                                    ------------------------- --------------------------

   INCOME BEFORE TAXES                                 1,086        1,342          1,932        2,500
   Applicable income taxes                               311          400            563          739
                                                    ------------------------- --------------------------
   NET INCOME                                           $775         $942         $1,369       $1,761
                                                    ========================= ==========================

   Per share:
   Net income - basic                                  $0.45        $0.54          $0.79        $1.02
                                                       =====        =====          =====        =====
   Net income - diluted                                $0.45        $0.54          $0.79        $1.02
                                                       =====        =====          =====        =====
   Cash dividends declared                             $0.23        $0.22          $0.46        $0.44
                                                       =====        =====          =====        =====
See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                              Six Months                  Six Months
                                                                 Ended                      Ended

-------------------------------------------------------------------------------------------------------
                                                               June 30,                    June 30,
(000's omitted)                                                  2002                        2001
-------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance, beginning of period                                 $30,664                     $30,321
   Issuance of shares under
     Director stock purchase plan &
     Dividend reinvestment program                                  111                         212
    Purchase of 5,249 shares of stock                              (152)
                                                            ----------------            ---------------
   Balance, end of period                                        30,623                      30,533

RETAINED EARNINGS
   Balance, beginning of period                                   7,677                       5,648
     Net income                                                   1,369                       1,761
        Cash dividends declared                                    (799)                       (761)
                                                            ----------------            ---------------
   Balance, end of period                                         8,247                       6,648

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)
   Balance, beginning of period                                      92                        (215)
     Change in unrealized gain (loss)
     on securities, net of tax                                      106                         436
                                                            ----------------            ---------------
   Balance, end of period                                           198                         221
                                                            ----------------            ---------------
TOTAL SHAREHOLDERS' EQUITY                                      $39,068                     $37,402
                                                            ================            ===============
See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
----------------------------------------------------------------------------------------
(000's omitted)
                                                                   2002        2001
----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:

   Net income                                                      $1,369      $1,761
   Adjustments to reconcile net income to cash
     Provided by Operating Activities:
       Depreciation and amortization                                  494         427
       Provision for loan losses                                      102         393
       Amortization (accretion) on securities                         243         (25)
       Loans originated for sale                                  (16,683)     (1,792)
       Proceeds from the sale of loans                             17,093       1,948
            Gain on sale of securities                                  0        (157)
       Gain on sales of loans                                        (292)       (233)
            Net change in bank owned life insurance                (5,071)          0
       Net change in interest receivable & other assets              (240)        (92)
       Net change in interest payable & other liabilities             (57)       (805)
                                                                ------------------------
Total Adjustments                                                  (4,411)       (336)
                                                                ------------------------
Net Cash Provided By (Used In) Operating Activities                (3,042)      1,425
                                                                ------------------------

Cash Flows From Investing Activities:

   Proceeds from maturities of securities - HTM                     4,712         753
   Proceeds from maturities of securities - AFS                     3,964       2,998
   Proceeds from calls of securities - AFS                          3,700      11,988
    Proceeds from sales of securities - AFS                             0       3,667
   Purchases of securities - HTM                                     (945)          0
   Purchases of securities - AFS                                  (10,644)     (7,325)
   Net increase in loans                                           (2,848)     (7,252)
   Capital expenditures                                            (1,368)       (974)
                                                                ------------------------
Net Cash Provided By (Used in) Investing Activities                (3,329)      3,855

Cash Flows From Financing Activities:

   Net increase (decrease) in deposits                              1,717      13,255
   Net increase (decrease) in borrowings                             (719)     (3,193)
    Purchase of 5,249 shares of stock                                (152)          0
   Proceeds from stock issuance                                       111         212
   Cash dividends                                                    (799)       (761)
                                                                ------------------------
Net Cash Provided By (Used In) Financing Activities                   158       9,513

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS               ($6,213)    $14,793

CASH AND CASH EQUIVALENTS - BEGINNING                             $41,838     $20,709
CASH AND CASH EQUIVALENTS - ENDING                                $35,625     $35,502
                                                                ========================

CASH PAID FOR:
   INTEREST                                                        $2,695      $5,051
   INCOME TAXES                                                      $821      $1,100
See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

                                                          Six Months Ended
(000's Omitted)                                               June 30,
                                                         2002         2001
                                                     ---------------------------
Net Income                                               $1,369      $1,761
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising
       during period                                       $106        $540
   Less: reclassification adjustment for
       gains included in net income                          $0        $104
                                                     ---------------------------
Other comprehensive income (loss)                          $106        $436
                                                     ---------------------------
Comprehensive income                                     $1,475      $2,197
                                                     ===========================

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of presentation

The consolidated financial statements include Fentura Financial, Inc. (The Corporation) and its wholly-owned subsidiaries, The State Bank in Fenton, Michigan and Davison State Bank in Davison, Michigan (the Banks). Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form - 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

Note 2.  Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months and six months ended June 30, 2002 and 2001:

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                     2002           2001        2002           2001
                                                     ----           ----        ----           ----
Basic Earnings Per Common Share:
Numerator
   Net Income                                    $775,000       $942,000     $1,369,000     $1,761,000
                                                 ========       ========     ===========    ==========

Denominator
   Weighted average common shares
   Outstanding                                  1,733,535      1,728,190      1,735,080      1,726,006
                                                =========      =========      =========      =========

Basic earnings per common share                     $0.45          $0.54          $0.79          $1.02
                                                    =====          =====          =====          =====

Diluted Earnings Per Common Share:
Numerator
   Net Income                                   $ 775,000      $ 942,000     $1,369,000     $1,761,000
                                                =========      =========     ==========     ==========

Denominator
   Weighted average common shares
   Outstanding for basic earnings per
   Common share                                 1,733,535      1,728,190      1,735,080      1,726,006

Add:  Dilutive effects of assumed
   Exercises of stock options                       4,857          3,884          4,269          3,608
                                                    -----          -----          -----          -----

   Weighted average common shares
   And dilutive potential common
   Shares outstanding                           1,738,392      1,732,074      1,739,349      1,729,614
                                                =========      =========      =========      =========

Diluted earnings per common share                   $0.45          $0.54          $0.79          $1.02
                                                    =====          =====          =====          =====

Stock options for 6,841 and 6,975 shares of common stock for the three-month and six-month periods ended June 30, 2002 and 2001 were not considered in computing diluted earnings per common share because they were not dilutive.

Note3.  Commitments and contingencies

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operatidons

Results of Operations

As indicated in the income statement, earnings for the six months ended June 30, 2002 were $1,369,000 compared to $1,761,000 for the same period in 2001. Net income for the second quarter of 2002 was $775,000 compared to $942,000 for the same period in 2001. Earnings decreased as a result of a decrease in net interest income and an increase in operating expenses. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets. Management believes that the softening of the economy that took place in 2001 and projected stable economic condition for the second half of 2002 may continue to place pressure on earnings.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the six months ended June 30, 2002 the Corporation’s return on average assets (annualized) was 0.90% compared to 1.16% for the same period in 2001. Net income per share - basic and diluted was $0.79 in the first six months of 2002 compared to $1.02 for the same period in 2001.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2002 and 2001 are summarized in Table 3 and for the six months ended June 30, 2002 and 2001 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    2002 COMPARED TO 2001
                                                     INCREASE (DECREASE)
                                                           DUE TO:
                                             -------------------------------------
                                                            YIELD/
(000'S OMITTED)                                  VOL         RATE        TOTAL
----------------------------------------------------------------------------------
TAXABLE SECURITIES                              ($678)      ($238)       ($916)
TAX-EXEMPT SECURITIES                              65         (89)         (24)
FEDERAL FUNDS SOLD                                (76)       (277)        (353)

TOTAL LOANS                                       623      (1,890)      (1,267)
LOANS HELD FOR SALE                                67          (5)          62
                                             -------------------------------------

   TOTAL EARNING ASSETS                             1      (2,499)      (2,498)

INTEREST BEARING DEMAND DEPOSITS                   43        (169)        (126)
SAVINGS DEPOSITS                                  221        (667)        (446)
TIME CD'S $100,000 AND OVER                      (439)       (219)        (658)
OTHER TIME DEPOSITS                              (285)       (507)        (792)
OTHER BORROWINGS                                   (2)        (23)         (25)
                                             -------------------------------------

   TOTAL INTEREST BEARING LIABILITIES            (462)     (1,585)      (2,047)
                                             -------------------------------------

      NET INTEREST INCOME                        $463       ($914)      ($451)
                                             =====================================

As indicated in Table 1, during the six months ended June 30, 2002, net interest income decreased compared to the same period in 2001, principally because of the decrease in prime rate that caused all of the variable rate loan products to reprice to a lower rate. Interest expense decreased largely due to the lowering of core deposit rates and the repricing of certificates of deposits as they have matured and renewed at lower rates.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the six months ended June 30, 2002 and 2001 are shown in Table 2. Net interest income for the six months ended June 30, 2002 was $5,931,000 a decrease of $451,000 over the same period in 2001. This represents a decrease of 7.1%. The primary factor contributing to the net interest income decrease was reductions in interest rates by the Federal Reserve Board. Net interest income for the second quarter of 2002 was $3,074,000 a decrease of $141,000 from the same period in 2001 as shown in Table 3. This represents a decrease of 4.4%.

Management expects the economy to continue to be quite steady in the second half of 2002. Accordingly, the Corporation will seek to strategically manage the balance sheet structure to create stability in net interest income. The Corporation expects to aggressively seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 3, for the three months ended June 30, 2002, the Corporation’s net interest margin (without consideration of full tax equivalency) was 4.51% compared with 4.58% for the same period in 2001. Also, the Corporation’s net interest margin for the six months ended June 30, 2002 was 4.35% compared with 4.57% for the same period in 2001 and is indicated in Table 2. This decline is attributable to the impact of interest rate reductions by the Federal Reserve Board in 2001. The decrease in interest rates impacts the net interest income in the short term because loans have repriced more quickly than deposits thus reducing net interest income.

Average earning assets decreased 2.4% or approximately $6,714,000 comparing the first six months of 2002 to the same time period in 2001. Loans, the highest yielding component of earning assets, represented 78.6% of earning assets in 2002 compared to 71.2% in 2001. Average interest bearing liabilities decreased 2.4% or $5,349,000 comparing the first six months of 2002 to the same time period in 2001. Non-interest bearing deposits amounted to 15.1% of average earning assets in the first six months of 2002 compared with 14.1% in the same time period of 2001.

Management continually monitors the Corporation’s balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2002, corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management”.

Table 2

                                                                       SIX MONTHS ENDED JUNE 30,
AVERAGE BALANCES AND RATES                                      2002                               2001
(000's omitted)(Annualized)                          AVERAGE    INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                              BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                   -------------------------------------------------------------------
   Investment securities:
     U.S. Treasury and Government Agencies           $19,503       $390     4.03%       $45,486     $1,408     6.24%
     State and Political                              16,609        308     3.74%        14,064        336     4.82%
     Other                                             5,385        146     5.47%         1,062         40     7.60%
                                                   --------------------------------   --------------------------------
     Total Investment Securities                      41,497        844     4.10%        60,612      1,784     5.94%
     Fed Funds Sold                                   17,371        145     1.68%        20,492        498     4.90%
   Loans:
     Commercial                                      138,732      4,883     7.10%       118,604      5,425     9.22%
     Tax Free                                          3,054         78     5.15%           812         21     5.22%
     Real Estate-Mortgage                             12,053        475     7.95%        15,291        668     8.81%
     Consumer                                         60,353      2,371     7.92%        65,717      2,960     9.08%
                                                   --------------------------------   --------------------------------
   Total loans                                       214,192      7,807     7.35%       200,424      9,074     9.13%
   Allowance for Loan Losses                          (3,119)                            (2,984)
   Net Loans                                         211,073      7,807     7.46%       197,440      9,074     9.27%
                                                   --------------------------------   --------------------------------
   Loans Held for Sale                                 1,937         69     7.18%           183          7     7.71%
                                                   --------------------------------   --------------------------------
   TOTAL EARNING ASSETS                             $274,997     $8,865     6.50%      $281,711    $11,363     8.13%
                                                   -------------------------------------------------------------------
   Cash Due from Banks                                14,717                             10,852
   All Other Assets                                   17,531                             13,753
                                                   -----------                        -----------
TOTAL ASSETS                                        $304,126                           $303,332
                                                   -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
   Deposits:
   Interest bearing - DDA                            $40,696        204     1.01%       $35,977        330     1.85%
   Savings Deposits                                   83,309        606     1.47%        68,855      1,052     3.08%
   Time CD's $100,000 and Over                        21,520        427     4.00%        36,160      1,085     6.05%
   Other Time CD's                                    74,114      1,647     4.48%        83,937      2,439     5.86%
                                                   --------------------------------   --------------------------------
   Total Deposits                                    219,639      2,884     2.65%       224,929      4,906     4.40%
   Other Borrowings                                    2,225         50     4.53%         2,284         75     6.62%
                                                   --------------------------------   --------------------------------
                                                                                                             ---------
   INTEREST BEARING LIABILITIES                     $221,864     $2,934     2.67%      $227,213     $4,981     4.42%
                                                   -------------------------------------------------------------------
   Non-Interest bearing - DDA                         41,569                             39,732
   All Other Liabilities                               1,695                              2,321
   Shareholders' Equity                               38,998                             34,066
                                                   -----------                        -----------
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $304,126                           $303,332
                                                   -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                    3.83%                              3.71%
                                                                          ---------                          ---------
Net Interest Income /Margin                                      $5,931     4.35%                   $6,382     4.57%
                                                              =====================              =====================

Table 3

                                                                      THREE MONTHS ENDED JUNE 30,
AVERAGE BALANCES AND RATES                                      2002                               2001
(000's omitted)(Annualized)                          AVERAGE    INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                              BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                   -------------------------------------------------------------------
   Investment securities:
     U.S. Treasury and Government Agencies           $17,957       $182     4.07%       $43,459       $657     6.06%
     State and Political                              15,614        147     3.78%        13,890        166     4.79%
     Other                                             5,358         73     5.46%         1,302         24     7.39%
                                                   --------------------------------   --------------------------------
     Total Investment Securities                      38,929        402     4.14%        58,651        847     5.79%
     Fed Funds Sold                                   17,508         74     1.70%        21,462        233     4.35%
   Loans:
     Commercial                                      137,983      2,469     7.18%       120,667      2,734     9.09%
     Tax Free                                          3,658         49     5.37%           825         11     5.35%
     Real Estate-Mortgage                             11,823        232     7.87%        15,060        306     8.15%
     Consumer                                         61,341      1,191     7.79%        64,663      1,443     8.95%
                                                   --------------------------------   --------------------------------
   Total loans                                       214,805      3,941     7.36%       201,215      4,494     8.96%
   Allowance for Loan Losses                          (3,150)                            (2,992)
   Net Loans                                         211,655      3,941     7.47%       198,223      4,494     9.09%
                                                   --------------------------------   --------------------------------
   Loans Held for Sale                                 1,989         33     6.65%           177          3     6.80%
                                                   --------------------------------   --------------------------------
   TOTAL EARNING ASSETS                             $273,231     $4,450     6.53%      $281,505     $5,577     7.95%
                                                   -------------------------------------------------------------------
   Cash Due from Banks                                14,938                             10,687
   All Other Assets                                   18,583                             13,783
                                                   -----------                        -----------
TOTAL ASSETS                                        $303,602                           $302,983
                                                   -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
   Deposits:
   Interest bearing - DDA                            $41,466         95     0.92%       $35,950        150     1.67%
   Savings Deposits                                   85,190        299     1.41%        70,929        502     2.84%
   Time CD's $100,000 and Over                        20,760        195     3.77%        32,770        450     5.51%
   Other Time CD's                                    71,794        763     4.26%        84,936      1,232     5.82%
                                                   --------------------------------   --------------------------------
   Total Deposits                                    219,210      1,352     2.47%       224,585      2,334     4.17%
   Other Borrowings                                    1,788         24     5.38%         1,823         28     6.16%
                                                   --------------------------------   --------------------------------
                                                                                                             ---------
   INTEREST BEARING LIABILITIES                     $220,998     $1,376     2.50%      $226,408     $2,362     4.18%
                                                   -------------------------------------------------------------------
   Non-Interest bearing - DDA                         41,766                             39,917
   All Other Liabilities                               1,450                              2,118
   Shareholders' Equity                               39,388                             34,540
                                                   -----------                        -----------
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $303,602                           $302,983
                                                   -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                    4.04%                              3.76%
                                                                          ---------                          ---------
Net Interest Income /Margin                                      $3,074     4.51%                   $3,215     4.58%
                                                              =====================              =====================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 2002, the ALL was $3,075,000, or 1.42% of total loans. This compares with $3,125,000, or 1.46%, at December 31, 2001. The decrease of the ALL as a percentage of total loans reflects a decrease in the allowance for loan losses and increased loan totals. Management believes that the decrease in allowance to gross loans percentage is appropriate given anticipated risk in the loan portfolio based on asset quality.

The provision for loan losses was $102,000 in the first six months of 2002 and $393,000 for the same time period in 2001. The Corporation decreased the provision in 2002 compared to 2001 to fund the allowance for loan losses to the level management believes is necessary to cover losses inherent in the loan portfolio, particularly considering the lower loan growth rate in the loan portfolio in the 2002 period.

Table 4 also summarizes loan losses and recoveries for the first six months of 2002 and 2001. During the first six months of 2002 the Corporation experienced net charge-offs of $152,000, compared with net charge-offs of $228,000 for the six months ended June 30, 2001. Accordingly, the net charge-off ratio for the first six months of 2002 was .07% compared to .11% for the same period in 2001.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to meet credit risks in the loan portfolio. The Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of loan losses. Management continues to identify and devote attention to credits that are not performing as agreed. As the overall credit quality of the loan portfolio improves, management expects a modest reduction in the allowance for loan losses as a percentage to gross loans in 2002. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of ALL as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets”.

Table 4

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                          Six Months Ended         Six Months Ended
                                                               June 30                 June 30,
(000's omitted)                                                 2002                     2001
                                                       --------------------------------------------------
Balance at Beginning of Period                                  $3,125                   $2,932
                                                       --------------------------------------------------
Charge-Offs:
     Commercial, Financial and Agriculture                        (148)                     (15)
     Real Estate-Mortgage                                            0                        0
     Installment Loans to Individuals                             (233)                    (278)
                                                       --------------------------------------------------
                                                       --------------------------------------------------
         Total Charge-Offs                                        (381)                    (293)
Recoveries:
     Commercial, Financial and Agriculture                         149                        2
     Real Estate-Mortgage                                            0                        0
     Installment Loans to Individuals                               80                       63
                                                       --------------------------------------------------
                                                       --------------------------------------------------
         Total Recoveries                                          229                       65
Net Charge-Offs                                                   (152)                    (228)
Provision                                                          102                      393
                                                       --------------------------------------------------
Balance at End of Period                                        $3,075                   $3,097
                                                       ==================================================
Ratio of Net Charge-Offs to Gross Loans                          0.07%                    0.11%
                                                       ==================================================

NON-INTEREST INCOME

Table 5

                                                   Three Months Ended           Six Months Ended
Analysis of Non-Interest Income                          June 30                    June 30
(000's omitted)                                    2002          2001          2002          2001
-------------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                  $594         $520         $1,148          $999
Gain on Sale of Loans                                $150         $174           $292          $233
Mortgage Servicing Fees                                $0           $1             $0           $34
Trust Income                                         $144         $160           $278          $325
Other Operating Income                               $273         $327           $506          $696
Gain on sale of securities - AFS                       $0         $157             $0          $157
                                               --------------------------------------------------------
     Total Non-Interest Income                     $1,161       $1,339         $2,224        $2,444
                                               ========================================================

Non-interest income decreased in the six months ended June 30, 2002 as compared to the same period in 2001, primarily due to a decrease in trust income, and a decrease in the gain on sale of securities that occurred in 2001. Overall non-interest income was $2,224,000 for the six months ended June 30, 2002 compared to $2,444,000 for the same period in 2001. These figures represent a decrease of 9.0%. Non-interest income decreased 12.8% in the second quarter of 2002 compared with the same period in 2001. Table 5 provides a more detailed breakdown of the components of non-interest income than can be found in the income statement on page 4.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,148,000 in the first six months of 2002 compared to $999,000 for the same period of 2001. This represents an increase of 14.9%. Increases are attributable to service charges from growth in core deposits. In the second quarter of 2002 service charges increased 14.2% over 2001.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $292,000 in the six months ended June 30, 2002 and $233,000 in the same period in 2001. The change is due to an increase in loans sold in the secondary market due to the increase in residential mortgage refinance activity and new loan volumes due to the downward movement of market interest rates. For the second quarter of 2002 gain on sale of mortgages decreased 13.8% over the prior year.

Mortgage servicing fees were $34,000 in the six months ended June 30, 2001 compared to $0 in the same time period in 2002. The decline is attributable to the sale of a significant portion of the Corporation’s serviced loans, in the last quarter of 2000. Servicing income was recognized in January of 2001 until these serviced loans were actually transferred to the purchaser.

Trust income decreased $47,000 in the six months ended June 30, 2002 comparing to the same period in the prior year. This 14.5% decrease in fees is attributable to the decline in the value of assets under management within the Corporation’s Trust Department. Trust income decreased 10% in the second quarter of 2002 compared with 2001.

Other operating income decreased $190,000 to $506,000 in the first six months of 2002 compared to $696,000 in the same time period in 2001. This is a decrease of 27.3%. Other operating income decreased due to decreases in income from the sale of official checks and a decrease in income from the sale of consumer investment products. In the second quarter of 2002 other operating income decreased 19.8% compared with the same period in 2001.

The Corporation had a gain on sale of securities in the second quarter of 2001. This gain made up 11.7% of the second quarter of 2001 non–interest income and 6.4% of the year to date through June 30, 2001 non-interest income.

Non-Interest Expense

Table 6

                                                  Three Months Ended      Six Months Ended
Analysis of Non-Interest Expense                       June 30,               June 30,
----------------------------------------------------------------------------------------------
(000's omitted)
                                                  2002        2001       2002        2001
----------------------------------------------------------------------------------------------
Salaries and Benefits                             $1,606      $1,506      $3,314     $3,085
Equipment                                           $387        $354        $746       $680
Occupancy                                           $265        $206        $522       $421
Office Supplies                                      $63         $62        $107       $108
Loan & Collection Expense                            $50         $56         $88        $82
Advertising                                          $58         $94        $125       $168
Other Operating Expense                             $651        $679      $1,219     $1,389
                                              ------------------------------------------------
    Total Non-Interest Expense                    $3,080      $2,957      $6,121     $5,933
                                              ================================================

Total non-interest expense was $6,121,000 in the six months ended June 30, 2002 compared with $5,933,000 in the same period of 2001. This is an increase of 3.2%. This increase is largely attributable to an increase in salaries and benefits expense and net occupancy expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $3,314,000 in the six months ended June 30, 2002, compared with $3,085,000, or an increase of 7.4%, for the same time period in 2001. Increased costs are primarily a result of a modest increase in the number of employees and an increase in employee benefit costs and commission expenses paid to mortgage originators. The second quarter showed an increase of 6.6% in salaries and benefits.

During the six months ended June 30, 2002 equipment expenses were $746,000 compared to $680,000 for the same period in 2001, an increase of 9.8%. The increases in expenses are attributable to additions to equipment maintenance contracts and equipment depreciation, which increased due to the opening of the Silver Lake Parkway and Grand Blanc branch bank offices. In the second quarter of 2002 equipment expenses increased 9.3% from the second quarter of 2001.

Occupancy expenses at $522,000 increased in the six months ended June 30, 2002 comparing to the same period in 2001 by $101,000 or 24.0%. The increases are attributable to increases in facility repairs, opening of the Grand Blanc & Silver Lake Parkway offices and operation of the Davison State Bank new main office, which opened in the second quarter of 2001 and maintenance contracts expense. Occupancy expenses increased 28.6% in the second quarter of 2002 compared to 2001.

During the six months ended June 30, 2002 office supplies expense at $107,000 decreased $1,000 comparing to the $108,000 in expense for the same period in 2001. The decrease is attributable to volume decreases of regular office supplies and preprinted forms in 2002. Office supplies have stayed steady in comparison between the second quarter in 2002 and 2001.

Loan and collection expenses, at $88,000, were up $6,000 during the six months ended June 30, 2002 comparing to the same time period in 2001. The increase is primarily attributable to an increase in other loan expense and increased credit reports expense. In the second quarter, loan and collection expenses were down 10.7% compared with second quarter of 2001.

Advertising expenses were $125,000 in the six months ended June 30, 2002 compared with $168,000 for the same period in 2001. The decrease of $43,000 or 25.6% was primarily due to the decrease in shareholder expenses and promotional expenses to our over 50 years of age customer segment. Advertising decreased 38.3% in the second quarter of 2002 compared to 2001.

Other operating expenses were $1,219,000 in the six months ended June 30, 2002 compared to $1,389,000 in the same time period in 2001, a decrease of $170,000 or 12.2%. The decrease is attributable to a decrease in the amount of overdrawn deposit account charge-offs and a decrease in legal and consulting expenses. Other operating expenses decreased 4.1% in the second quarter of 2002 compared with the same period in 2001.

Financial Condition

Proper management of the volume and composition of the Corporation’s earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. The Corporation’s securities portfolio is structured to provide a source of liquidity through maturities and generate an income stream with relatively low levels of principal risk. The Corporation does not engage in securities trading. In the second quarter of 2002, the Corporation bought $5 million in bank owned life insurance policies to increase earning assets. Loans comprise the largest component of earning assets and are the Corporation’s highest yielding assets. Customer deposits are the primary source of funding for earning assets while short-term debt and other sources of funds could be further utilized if market conditions and liquidity needs change.

The Corporation’s total assets equaled $311 million for June 30, 2002 compared to December 31, 2001 total assets of $309 million. Loans comprised 70.2% of total assets at June 30, 2002 compared to 69.3% at December 31, 2001. Loans grew $2.7 million with consumer loans and tax-exempt loans leading the advance, which together grew $4.1 million while other loan categories experienced reductions or remained steady. The ratio of non-interest bearing deposits to total deposits was 16.5% at June 30, 2002 compared to 16.0% at December 31, 2001. Interest bearing deposit liabilities totaled $223 million at June 30, 2002 compared to $223 million at December 31, 2001. Total deposits increased $1.7 million with non-interest bearing demand leading the increase with growth of $1.6 million. Short-term borrowings decreased $0.7 million due to the decrease in federal funds purchased from December 31, 2001.

Bank premises and equipment increased $874,000 to $9.4 million at June 30, 2002 comparing to $8.5 million at December 31, 2001. The increase is attributable to the opening of the Silver Lake Parkway branch.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 7 represents the levels of these assets at June 30, 2002 and December 31, 2001.

Non-performing assets increased at June 30, 2002 compared to December 31, 2001. This increase is attributable to an increase in repossessed assets and an increase in non-performing loans. The non-accrual loans increased because two new loans were placed on non-accrual totaling $205,000, and other non-performing assets increased because of an increase in repossessed assets. The increase in non-performing assets does not warrant an increase in the loan loss reserve, because of a decrease in charge-offs and a switch in loan portfolio mix. The charge-off percentage for the six months ended June 30, 2002 is .07% and it was 0.11% in same period in 2001. Also, the mix of the loan portfolio has switched in the past year. In 2001, the Corporation had more indirect & consumer loans in the portfolio and in 2002, the mix is more commercial loans and commercial real estate loans, which are better secured loans.

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

Table 7

Non-Performing Assets and Past Due Loans

                                                    June 30,    December 31,
                                                      2002            2001
                                                 --------------------------------
Non-Performing Loans:
     Loans Past Due 90 Days or More & Still
         Accruing                                    $210,000       $186,000
     Non-Accrual Loans                                538,000        321,000
     Renegotiated Loans                                     0              0
                                                 --------------------------------
         Total Non-Performing Loans                   748,000        507,000
                                                 --------------------------------
Other Non-Performing Assets:
     Other Real Estate                                      0              0
     REO in Redemption                                      0              0
     Other Non-Performing  Assets                      55,000         10,000
                                                 --------------------------------
         Total Other Non-Performing Assets             55,000         10,000
                                                 --------------------------------
Total Non-Performing Assets                          $803,000       $517,000
                                                 ================================
Non-Performing Loans as a % of
     Total Loans                                       0.35%           0.24%
Allowance for Loan Losses as a % of
     Non-Performing Loans                            411.10%         616.37%
Accruing Loans Past Due 90 Days or
     More to Total Loans                               0.10%           0.09%
Non-performing Assets as a % of
     Total Assets                                       .26%           0.17%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in the first six months of 2002. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the investment portfolio provides secondary liquidity. As of June 30, 2002 federal funds sold represented 6.0% of total assets, compared to 7.4% at December 31, 2001. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash provided by financing activities was $158,000 in the first six months of 2002 due to the increase in deposits. Comparatively, in the first six months of 2001, cash provided by financing activities was $9,513,000 because of increases in deposits. Cash used in investing activities was $3,269,000 during the first six months of 2002. Cash flow from investing activities decreased for the first six months of 2002 primarily because of an increase in securities purchases and a decrease in securities calls and sales.

CAPITAL MANAGEMENT

Total shareholders’ equity rose 1.7% to $39,068,000 at June 30, 2002 compared with $38,433,000 at December 31, 2001. The Corporation’s equity to asset ratio was 12.6% at June 30, 2002 and 12.4% at December 31, 2001. The increase in the amount of capital resulted primarily from the increase in retained earnings.

As indicated on the balance sheet at December 31, 2001 the Corporation had accumulated other comprehensive income of $92,000 compared to accumulated other comprehensive income at June 30, 2002 of $198,000. The increase in the income position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 8, at June 30, 2002 and at December 31, 2001, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 8

                                                          Capital Ratios
                              --------------------------------------------------------------------------
                                 Regulatory Minimum                  Fentura Financial, Inc.
                               For "Well Capitalized"      June 30,      December 31,        June 30,
                                                             2002            2001              2001
Total Capital to risk
     Weighted assets                     10%                15.90%          16.20%            16.15%
Tier 1  Capital to risk                   6%                14.74%          15.00%            14.91%
     Weighted assets
Tier 1 Capital to average
     Assets                               5%                12.78%          12.50%            12.19%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on pages 47 through 48 in Fentura’s Annual Report on Form 10-K, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2002, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2002 compared to 2001.

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

Table 9 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2002, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 9

                                            GAP ANALYSIS JUNE 30, 2002

(000's Omitted)                                    Within       Three      One to       After
                                                   Three      Months to     Five        Five
                                                   Months     One Year      Years       Years       Total
                                                -------------------------------------------------------------
Earning Assets:
    Federal Funds Sold                           $  18,700   $           $           $           $  18,700
                                                                     0           0           0
    Securities                                       1,400       6,022      25,063       5,652      38,137
    Loans                                          107,774      12,552      79,825      16,675     216,826
    Loans Held for Sale                              1,592           0           0           0       1,592
                                                -------------------------------------------------------------
       Total Earning Assets                       $129,466   $   18,574  $ 104,888   $  22,327    $275,255
                                                =============================================================

Interest Bearing Liabilities:
    Interest Bearing Demand Deposits             $  44,037   $           $           $           $  44,037
                                                                     0           0           0
    Savings Deposits                                85,621           0           0           0      85,621
    Time Deposits Less than $100,000                13,676      27,905      30,062           0      71,643
    Time Deposits Greater than $100,000             10,130       3,345       8,042           0      21,517
      Short term borrowings                          1,395           0           0           0       1,395
    Other Borrowings                                     0          16         260         848       1,124
                                                -------------------------------------------------------------
       Total Interest Bearing Liabilities        $ 154,859   $  31,266   $  38,364   $     848   $ 225,337
                                                =============================================================
Interest Rate Sensitivity GAP                    $ (25,393)  $ (12,692)  $  66,524   $  21,479   $  49,918
Cumulative Interest Rate
    Sensitivity GAP                              $ (25,393)  $ (38,085)  $  28,439   $  49,918
Interest Rate Sensitivity GAP                        (0.84)      (0.59)       2.73       26.33
Cumulative Interest Rate
    Sensitivity GAP Ratio                            (0.84)      (0.80)       1.13        1.22

As indicated in Table 9, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. Conversely, if market rates continue to decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation's Gap position at June 30, 2002 and the change in net interest income for the six months ended June 30, 2002 compared to the same time period in 2001. At June 30, 2001 the Corporation was negatively gapped through one year and since that time interest rates have declined considerably, yet net interest income declined comparing the first six months of 2002 to the same period in 2001. This occurred because certain deposit categories, specifically interest bearing demand and savings, did not re-price at the same time or at the same level as asset portfolios. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly impact net interest income.

FORWARD LOOKING STATEMENTS

This report contains "forward looking statements" as that term is used in the securities laws. All statements regarding the Corporation's expected financial position, performance, business and strategies are forward looking statements. These statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward looking statements as a result of new information, future events, or otherwise.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. - None
Item 2.	Changes in Securities and Use of Proceeds. - None
Item 3.	Defaults Upon Senior Securities. - None
Item 4.	Submission of Matters to a Vote of Securities Holders.
The annual meeting of shareholders of the Corporation was held on April 24, 2002. The shareholders of the Corporation voted on the following matters at the meeting:
(a)	Election of two directors with terms expiring in 2005.
	Director Nominee: Peggy L. Haw Jury Russell H. Van Gilder, Jr.	For: 1,334,437 1,373,497	Withhold 44,750 5,690
(b)	Proposal to Amend the Articles of Incorporation changing the name of the Corporation	For: 1,293,211	Against 85,976	Abstain 0
Item 5.	Other Information. - None
Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits
	99.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on 8-K - None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.
Date: August 13, 2002	By	/s/ Donald L. Grill Donald L. Grill
President & CEO
Date: August 13, 2002	By	/s/ Ronald L. Justice Ronald L. Justice
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
99.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99.1

I, Donald L. Grill, Chief Executive Officer of Fentura Financial, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated:  August 13, 2002

/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

EXHIBIT 99.2

I, Ronald L. Justice, Chief Financial Officer of Fentura Financial, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated:  August 13, 2002

/s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer