Form 10-Q
period 2002-09-30
FENTURA FINANCIAL INC
filed 2002-11-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
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
  X      Yes           ___      No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 17, 2002

Class - Common Stock            Shares Outstanding - 1,728,120

Fentura Financial, Inc.
Index to Form 10-Q

Page
Part I - Financial Information
Item 1 - Consolidated Financial Statements (Unaudited)	3
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3 - Quantitative and Qualitative Disclosures about Market Risk Item 4 - Controls and Procedures	9 19 21
Part II - Other Information	22
Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Securities Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K
22 22 22 22 22 22
Signatures Exhibit Index	23 26

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Fentura Financial, Inc.
Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------
                                                                        SEPT 30,        DEC 31,
(000's omitted Except share data)                                         2002           2001
                                                                      (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                $18,707        $19,038
   Federal funds sold                                                      25,900         22,800
                                                                     -------------------------------
     Total cash & cash equivalents                                         44,607         41,838
   Securities-available for sale                                           29,468         25,792
   Securities-held to maturity, (market value of $13,059
      at September 30, 2002 and $13,508 at December 31, 2001)              12,613         13,375
                                                                     -------------------------------
       Total securities                                                    42,081         39,167
   Loans held for sale                                                      3,477          1,710
   Loans:
     Commercial                                                           118,738        116,663
     Tax exempt development loans                                           5,397          2,231
     Real estate loans - mortgage                                          11,517         11,158
     Real estate loans - construction                                      26,032         25,434
     Consumer loans                                                        59,446         58,644
                                                                     -------------------------------
   Total loans                                                            221,130        214,130
   Less: Allowance for loan losses                                         (3,133)        (3,125)
                                                                     -------------------------------
   Net loans                                                              217,997        211,005
   Bank Owned Life Insurance                                                6,147          2,501
   Bank premises and equipment                                              9,310          8,532
   Federal Home Loan Bank stock                                               822            822
   Accrued interest receivable                                              1,597          1,445
   Other assets                                                             2,039          2,070
                                                                     -------------------------------
     Total assets                                                        $328,077       $309,090
                                                                     ===============================

LIABILITIES
   Deposits:
   Non-interest bearing deposits                                          $47,087        $42,524
     Interest bearing deposits                                            236,363        222,746
                                                                     -------------------------------
       Total deposits                                                     283,450        265,270
   Short-term borrowings                                                    1,500          2,100
   Federal Home Loan Bank Advances                                          1,123          1,138
   Accrued taxes, interest and other liabilities                            2,629          2,149
                                                                     -------------------------------
       Total liabilities                                                  288,702        270,657
                                                                     -------------------------------
SHAREHOLDERS' EQUITY
   Common stock - no par value
   1,725,589 shares issued (1,735,496 in Dec. 2001)                        30,350         30,664
   Retained earnings                                                        8,776          7,677
   Accumulated other comprehensive income                                     249             92
                                                                     -------------------------------
     Total shareholders' equity                                            39,375         38,433
                                                                     -------------------------------
       Total Liabilities and Shareholders' Equity                        $328,077       $309,090
                                                                     ===============================
See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
(000's omitted except per share data)                    2002             2001               2002             2001
                                                  ------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                           $4,024            $4,355           $11,909           $13,436
   Interest and dividends on
     securities:
     Taxable                                               247               537               781             1,985
     Tax-exempt                                            167               165               468               501
   Interest on federal funds sold                          116               311               261               809
                                                  ------------------------------------------------------------------------
         Total interest income                           4,554             5,368            13,419            16,731

   INTEREST EXPENSE
   Deposits                                              1,375             2,212             4,259             7,118
   Short-term borrowings                                    25                27                75               102
                                                  ------------------------------------------------------------------------
         Total interest expense                          1,400             2,239             4,334             7,220
                                                  ------------------------------------------------------------------------

   NET INTEREST INCOME                                   3,154             3,129             9,085             9,511
   Provision for loan losses                               107               179               209               572
                                                  ------------------------------------------------------------------------
     Net interest income after
       Provision for loan losses                         3,047             2,950             8,876             8,939

   NON-INTEREST INCOME
     Service charges on deposit accounts                   661               511             1,808             1,541
     Trust income                                          147               159               426               484
     Other operating income                                311               268               817               894
     Gain on sale of loans                                 270               170               562               403
     Gain on sale of securities                              0               160                 0               317
                                                  ------------------------------------------------------------------------
       Total non-interest income                         1,389             1,268             3,613             3,639

   NON-INTEREST EXPENSE
     Salaries and benefits                               1,665             1,643             4,979             4,728
     Occupancy of bank premises                            267               236               788               657
     Equipment expense                                     376               376             1,122             1,056
     Other operating expenses                              794               803             2,334             2,477
                                                  ------------------------------------------------------------------------
       Total non-interest expense                        3,102             3,058             9,223             8,918
                                                  ------------------------------------------------------------------------

   INCOME BEFORE TAXES                                   1,334             1,160             3,266             3,660
   Applicable income taxes                                 407               354               970             1,093
                                                  ------------------------------------------------------------------------
   NET INCOME                                             $927              $806            $2,296            $2,567
                                                  ========================================================================

   Per share:
   Net income - basic                                     $0.53             $0.47             $1.32             $1.49
                                                          =====             =====             =====             =====
   Net income - diluted                                   $0.53             $0.46             $1.32             $1.48
                                                          =====             =====             =====             =====
   Cash dividends declared                                $0.23             $0.22             $0.69             $0.66
                                                          =====             =====             =====             =====
See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                              Nine Months                Nine Months
                                                                 Ended                      Ended

-------------------------------------------------------------------------------------------------------
                                                             September 30,              September 30,
(000's omitted)                                                  2002                        2001
-------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance, beginning of period                                 $30,664                     $30,321
   Issuance of shares under
     Director stock purchase plan &
     Dividend reinvestment program                                  111                         277
    Purchase of 16,749 shares of stock                             (425)
                                                            ----------------            ---------------
   Balance, end of period                                        30,350                      30,598

RETAINED EARNINGS
   Balance, beginning of period                                   7,677                       5,648
     Net income                                                   2,296                       2,567
     Cash dividends declared                                     (1,197)                     (1,141)
                                                            ----------------            ---------------
   Balance, end of period                                         8,776                       7,074

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)
   Balance, beginning of period                                      92                        (215)
     Change in unrealized gain (loss)
     on securities, net of tax                                      157                         625
                                                            ----------------            ---------------
   Balance, end of period                                           249                         410
                                                            ----------------            ---------------
TOTAL SHAREHOLDERS' EQUITY                                      $39,375                     $38,082
                                                            ================            ===============
See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
-----------------------------------------------------------------------------------------
(000's omitted)
                                                                     2002       2001
-----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:

   Net income                                                        $2,296     $2,567
   Adjustments to reconcile net income to cash
     Provided by Operating Activities:
       Depreciation and amortization                                    761        672
       Provision for loan losses                                        209        572
       Amortization (accretion) on securities                           373         (5)
       Loans originated for sale                                    (32,917)   (30,542)
       Proceeds from the sale of loans                               31,712     29,924
       Gain on sale of securities                                         0       (317)
       Gain on sales of loans                                          (562)      (403)
       Net increase in bank owned life insurance                     (3,646)         0
       Net (increase) decrease in interest receivable & other
        assets                                                         (121)       554
       Net increase (decrease) in interest payable & other
        liabilities                                                     399       (532)
                                                                  -----------------------
Total Adjustments                                                    (3,792)       (77)
                                                                  -----------------------
Net Cash Provided By (Used In) Operating Activities                  (1,496)     2,490
                                                                  -----------------------

Cash Flows From Investing Activities:

   Proceeds from maturities of securities - HTM                       5,193      3,773
   Proceeds from maturities of securities - AFS                       4,888      4,074
   Proceeds from calls of securities - AFS                            9,935     18,596
   Proceeds from sales of securities - AFS                                0     10,431
   Purchases of securities - HTM                                     (4,444)    (1,738)
   Purchases of securities - AFS                                    (18,621)   (19,613)
   Net increase in loans                                             (7,201)    (8,321)
   Capital expenditures                                              (1,539)    (2,263)
                                                                  -----------------------
Net Cash Provided By (Used in) Investing Activities                 (11,789)     4,939

Cash Flows From Financing Activities:

   Net increase (decrease) in deposits                               18,180     27,739
   Net increase (decrease) in borrowings                               (615)    (3,193)
   Purchase of 16,749 shares of stock                                  (425)         0
   Proceeds from stock issuance                                         111        277
   Cash dividends                                                    (1,197)    (1,141)
                                                                  -----------------------
Net Cash Provided By (Used In) Financing Activities                  16,054     23,682

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                  $2,769    $31,111

CASH AND CASH EQUIVALENTS - BEGINNING                               $41,838    $20,709
CASH AND CASH EQUIVALENTS - ENDING                                  $44,607    $51,820
                                                                  =======================

CASH PAID FOR:
   INTEREST                                                          $4,093     $7,278
   INCOME TAXES                                                      $1,060     $1,518
See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

                                                      Three Months Ended          Nine Months Ended
(000's Omitted)                                         September 30,               September 30,
                                                      2002         2001          2002          2001
                                                   -----------------------------------------------------
Net Income                                              $927         $806       $2,296        $2,567
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising
       during period                                     $51         $348         $157          $834
   Less: reclassification adjustment for
       gains included in net income                       $0         $106           $0          $209
                                                   -----------------------------------------------------
Other comprehensive income (loss)                        $51         $242         $157          $625
                                                   -----------------------------------------------------
Comprehensive income                                    $978       $1,048       $2,453        $3,192
                                                   =====================================================

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of presentation

The consolidated financial statements include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan and Davison State Bank in Davison, Michigan (the Banks). Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form - 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Note 2. Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months and nine months ended September 30, 2002 and 2001:

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                                     2002           2001        2002           2001
                                                     ----           ----        ----           ----
Basic Earnings Per Common Share:
Numerator
   Net Income                                    $927,000       $806,000     $2,296,000     $2,567,000
                                                 ========       ========     ===========    ==========

Denominator
   Weighted average common shares
   Outstanding                                  1,733,535      1,730,576      1,735,080      1,727,556
                                                =========      =========      =========      =========

Basic earnings per common share                     $0.53          $0.47          $1.32          $1.49
                                                    =====          =====          =====          =====

Diluted Earnings Per Common Share:
Numerator
   Net Income                                   $ 927,000      $ 806,000     $2,296,000     $2,567,000
                                                =========      =========     ==========     ==========

Denominator
   Weighted average common shares
   Outstanding for basic earnings per
   Common share                                 1,733,535      1,730,576      1,735,080      1,727,556

Add:  Dilutive effects of assumed
   Exercises of stock options                       5,566          3,528          4,723          3,574
                                                    -----          -----          -----          -----

   Weighted average common shares
   And dilutive potential common
   Shares outstanding                           1,739,101      1,734,104      1,739,803      1,731,130
                                                =========      =========      =========      =========

Diluted earnings per common share                   $0.53          $0.46          $1.32          $1.48
                                                    =====          =====          =====          =====

Stock options for 6,841 and 6,975 shares of common stock for the three-month and nine-month periods ended September 30, 2002 and 2001 were not considered in computing diluted earnings per common share because they were not dilutive.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As indicated in the income statement, earnings for the nine months ended September 30, 2002 were $2,296,000 compared to $2,567,000 for the same period in 2001. Net income for the third quarter of 2002 was $927,000 compared to $806,000 for the same period in 2001. Earnings increased in the third quarter due to an increase in non-interest income and an increase in net interest income. Earnings decreased on a year to date basis due to a decrease in net interest income and slightly higher non-interest expenses. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets. Management believes that the softening of the economy that began in 2001 and projected economic uncertainty may continue to place pressure on net interest income and asset quality.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the nine months ended September 30, 2002 the Corporation’s return on average assets (annualized) was 0.99% compared to 1.12% for the same period in 2001. Net income per share - basic and diluted was $1.32 in the first nine months of 2002 compared to $1.49 for net income per share – basic and $1.48 for net income per share diluted for the same period in 2001.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2002 and 2001 are summarized in Table 3 and for the nine months ended September 30, 2002 and 2001 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    2002 COMPARED TO 2001
                                                     INCREASE (DECREASE)
                                                           DUE TO:
                                             -------------------------------------
                                                            YIELD/
(000'S OMITTED)                                  VOL         RATE        TOTAL
----------------------------------------------------------------------------------
TAXABLE SECURITIES                              ($889)      ($315)     ($1,204)
TAX-EXEMPT SECURITIES                              76        (109)         (33)
FEDERAL FUNDS SOLD                               (148)       (400)        (548)

TOTAL LOANS                                     1,045      (2,551)      (1,506)
LOANS HELD FOR SALE                               (12)         (9)         (21)
                                             -------------------------------------

   TOTAL EARNING ASSETS                            72      (3,384)      (3,312)

INTEREST BEARING DEMAND DEPOSITS                   75        (249)        (174)
SAVINGS DEPOSITS                                  285        (924)        (639)
TIME CD'S $100,000 AND OVER                      (423)       (773)      (1,196)
OTHER TIME DEPOSITS                              (542)       (308)        (850)
OTHER BORROWINGS                                   (2)        (25)         (27)
                                             -------------------------------------

   TOTAL INTEREST BEARING LIABILITIES            (607)     (2,279)      (2,886)
                                             -------------------------------------

      NET INTEREST INCOME                       $679     ($1,105)       ($426)
                                             =====================================

As indicated in Table 1, during the nine months ended September 30, 2002, net interest income decreased compared to the same period in 2001, principally because of the decrease in prime rate that occurred throughout 2001 that caused the variable rate loan products to reprice at lower rates. Interest expense decreased largely due to the lowering of core deposit rates and the repricing of certificates of deposits as they have matured and renewed at lower rates.

Net interest income (displayed without consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the nine months ended September 30, 2002 and 2001 are shown in Table 2. Net interest income for the nine months ended September 30, 2002 was $9,085,000 a decrease of $426,000 over the same period in 2001. This represents a decrease of 4.5%. The primary factor contributing to the net interest income decrease was the series of reductions in interest rates by the Federal Reserve Board in 2001. Net interest income for the third quarter of 2002 was $3,154,000 an increase of $25,000 from the same period in 2001 as shown in Table 3. This represents an increase of 0.8%. Management actions to reprice loans and deposits to improve the margin and short term rate stability contributed substantially to the improvement during the third quarter of 2002.

Management expects the economy to be steady during the last quarter of 2002. Accordingly, the Corporation will continue to strategically manage the balance sheet structure to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 3, for the three months ended September 30, 2002, the Corporation’s net interest margin (without consideration of full tax equivalency) was 4.38% compared with 4.28% for the same period in 2001. The increase in net interest margin is attributable to reducing deposit costs and effectively pricing new loan volume. Also, the Corporation’s net interest margin for the nine months ended September 30, 2002 was 4.36% compared with 4.47% for the same period in 2001 and is indicated in Table 2. These declines are attributable to the impact of interest rate reductions by the Federal Reserve Board in 2001. The decrease in interest rates has impacted the net interest income in the short term because loans repriced more quickly than deposits thus reducing net interest income.

Average earning assets decreased 2.1% or approximately $6,102,000 comparing the first nine months of 2002 to the same time period in 2001. Loans, the highest yielding component of earning assets, represented 77.9% of earning assets in 2002 compared to 70.6% in 2001. Average interest bearing liabilities decreased 1.7% or $3,834,000 comparing the first nine months of 2002 to the same time period in 2001. Non-interest bearing deposits amounted to 19.2% of average earning assets in the first nine months of 2002 compared with 16.8% in the same time period of 2001.

Management continually monitors the Corporation’s balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2002, corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. Management has adjusted both loan and deposit rates in regard to the November 6th prime rate reduction of fifty basis points, which should alleviate any negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management”.

Table 2

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
AVERAGE BALANCES AND RATES                                      2002                               2001
(000's omitted)(Annualized)                          AVERAGE    INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                              BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                   -------------------------------------------------------------------
   Securities:
     U.S. Treasury and Government Agencies           $18,996       $573     4.03%       $41,543     $1,890     6.08%
     State and Political                              16,408        468     3.82%        14,232        501     4.71%
     Other                                             5,192        208     4.11%         2,285         95     5.56%
                                                   --------------------------------   --------------------------------
     Total Securities                                 40,596      1,249     4.11%        58,060      2,486     5.72%
     Fed Funds Sold                                   20,862        261     1.67%        25,525        809     4.24%
   Loans:
     Commercial                                      139,987      7,488     7.15%       120,306      8,059     8.96%
     Tax Free                                          3,647        123     4.51%           799         31     5.19%
     Real Estate-Mortgage                              9,357        585     8.36%        11,290        882     9.73%
     Consumer                                         60,915      3,552     7.80%        65,257      4,342     8.90%
                                                   --------------------------------   --------------------------------
   Total loans                                       213,906     11,748     7.34%       197,652     13,254     8.97%
   Allowance for Loan Losses                          (3,113)                            (2,027)
   Net Loans                                         210,789     11,748     7.45%       194,625     13,254     9.10%
                                                   --------------------------------   --------------------------------
   Loans Held for Sale                                 3,238        161     6.65%         3,467        182     7.02%
                                                   --------------------------------   --------------------------------
   TOTAL EARNING ASSETS                             $278,602    $13,419     6.44%      $284,704    $16,731     7.86%
                                                   -------------------------------------------------------------------
   Cash Due from Banks                                15,018                             10,881
   All Other Assets                                   18,302                             13,865
                                                   -----------                        -----------
TOTAL ASSETS                                        $308,805                           $306,423
                                                   ===========                        ===========
LIABILITIES & SHAREHOLDERS' EQUITY:
   Deposits:
   Interest bearing - DDA                            $41,752        313     1.00%       $36,180        487     1.85%
   Savings Deposits                                   84,694        902     1.42%        71,476      1,541     2.88%
   Time CD's $100,000 and Over                        22,247        637     3.83%        35,007      1,487     5.68%
   Other Time CD's                                    73,819      2,407     4.36%        83,646      3,603     5.76%
                                                   --------------------------------   --------------------------------
   Total Deposits                                    222,512      4,259     2.56%       226,309      7,118     3.60%
   Other Borrowings                                    2,137         75     4.69%         2,174        102     6.27%
                                                   --------------------------------   --------------------------------
   INTEREST BEARING LIABILITIES                     $224,649     $4,334     2.58%      $228,483     $7,220     4.22%
                                                   -------------------------------------------------------------------
   Non-Interest bearing - DDA                         43,103                             38,292
   All Other Liabilities                               1,756                              2,284
   Shareholders' Equity                               39,297                             37,364
                                                   -----------                        -----------
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $308,805                           $306,423
                                                   ===========            ---------   ===========            ---------
Net Interest Rate Spread                                                    3.86%                              3.64%
                                                                          ---------                          ---------
Net Interest Income /Margin                                      $9,085     4.36%                   $9,511     4.47%
                                                              =====================              =====================

Table 3

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
AVERAGE BALANCES AND RATES                                      2002                               2001
(000's omitted)(Annualized)                          AVERAGE    INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                              BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                   -------------------------------------------------------------------
   Securities:
     U.S. Treasury and Government Agencies           $17,960       $182     4.02%       $33,657       $488     5.75%
     State and Political                              16,007        167     4.19%        14,568        165     4.49%
     Other                                             4,805         65     5.20%         4,086         49     4.76%
                                                   --------------------------------   --------------------------------
     Total Securities                                 38,772        414     4.24%        52,311        702     5.32%
     Fed Funds Sold                                   27,845        116     1.65%        35,590        311     3.47%
   Loans:
     Commercial                                      138,628      2,531     7.24%       123,710      2,629     8.43%
     Tax Free                                          4,833         54     4.43%           772         10     5.14%
     Real Estate-Mortgage                              9,776        198     8.04%         9,138        251    10.90%
     Consumer                                         62,043      1,179     7.54%        64,335      1,391     8.58%
                                                   --------------------------------   --------------------------------
   Total loans                                       215,280      3,962     7.30%       197,955      4,281     8.58%
   Allowance for Loan Losses                          (3,113)                            (3,111)
   Net Loans                                         212,167      3,962     7.41%       194,844      4,281     8.72%
                                                   --------------------------------   --------------------------------
   Loans Held for Sale                                 3,902         62     6.30%         4,186         74     7.01%
                                                   --------------------------------   --------------------------------
   TOTAL EARNING ASSETS                             $285,799     $4,554     6.32%      $290,042     $5,368     7.34%
                                                   -------------------------------------------------------------------
   Cash Due from Banks                                15,618                             10,938
   All Other Assets                                   19,855                             13,997
                                                   -----------                        -----------
TOTAL ASSETS                                        $318,159                           $311,866
                                                   ===========                        ===========
LIABILITIES & SHAREHOLDERS' EQUITY:
   Deposits:
   Interest bearing - DDA                            $43,867        109     0.99%       $36,589        156     1.69%
   Savings Deposits                                   86,424        294     1.35%        76,720        491     2.54%
   Time CD's $100,000 and Over                        23,701        210     3.52%        32,704        402     4.88%
   Other Time CD's                                    74,272        762     4.07%        83,061      1,163     5.56%
                                                   --------------------------------   --------------------------------
   Total Deposits                                    228,264      1,375     2.39%       229,074      2,212     3.26%
   Other Borrowings                                    1,963         25     5.05%         1,952         27     5.49%
                                                   --------------------------------   --------------------------------
   INTEREST BEARING LIABILITIES                     $230,227     $1,400     2.41%      $231,026     $2,239     3.85%
                                                   -------------------------------------------------------------------
   Non-Interest bearing - DDA                         46,164                             40,514
   All Other Liabilities                               1,885                              2,206
   Shareholders' Equity                               39,883                             38,120
                                                   -----------                        -----------
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $318,159                           $311,866
                                                   ===========            ---------   ===========            ---------
Net Interest Rate Spread                                                    3.91%                              3.49%
                                                                          ---------                          ---------
Net Interest Income /Margin                                      $3,154     4.38%                   $3,129     4.28%
                                                              =====================              =====================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. The Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of loan losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of ALL as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets”.

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 2002, the ALL was $3,133,000, or 1.42% of total loans. This compares with $3,125,000, or 1.46%, at December 31, 2001. The decrease of the ALL as a percentage of total loans reflects a slight increase in the allowance for loan losses and substantial increase loan totals. Management believes that the allowance to gross loans percentage is appropriate given anticipated risk in the loan portfolio based on asset quality.

Table 4 also summarizes loan losses and recoveries for the first nine months of 2002 and 2001. During the first nine months of 2002 the Corporation experienced net charge-offs of $201,000, compared with net charge-offs of $359,000 for the nine months ended September 30, 2001. As a result, the net charge-off ratio for the first nine months of 2002 was .09% compared to .18% for the same period in 2001. The provision for loan losses was $209,000 in the first nine months of 2002 and $572,000 for the same time period in 2001. The Corporation decreased the provision in 2002 compared to 2001 to maintain the allowance for loan losses at the level management believes is necessary to provide for probable incurred losses in the loan portfolio.

Table 4

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                          Nine Months Ended        Nine Months Ended
                                                            September 30             September 30,
(000's omitted)                                                 2002                     2001
                                                       -------------------------------------------------
Balance at Beginning of Period                                  $3,125                   $2,932
                                                       -------------------------------------------------
Charge-Offs:
     Commercial, Financial and Agriculture                        (231)                     (54)
     Real Estate-Mortgage                                            0                        0
     Installment Loans to Individuals                             (385)                    (416)
                                                       -------------------------------------------------
         Total Charge-Offs                                        (616)                    (470)
Recoveries:
     Commercial, Financial and Agriculture                         305                        3
     Real Estate-Mortgage                                            0                        2
     Installment Loans to Individuals                              110                      106
                                                       -------------------------------------------------
         Total Recoveries                                          415                      111
Net Charge-Offs                                                   (201)                    (359)
Provision                                                          209                      572
                                                       -------------------------------------------------
Balance at End of Period                                        $3,133                   $3,145
                                                       =================================================
Ratio of Net Charge-Offs to Gross Loans                          0.09%                    0.18%
                                                       =================================================

NON-INTEREST INCOME

TABLE 5

                                                   Three Months Ended          Nine Months Ended
Analysis of Non-Interest Income                       September 30                September 30
(000's omitted)                                    2002          2001          2002          2001
-------------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                  $661         $511         $1,808        $1,541
Gain on Sale of Loans                                $270         $170           $562          $403
Mortgage Servicing Fees                                $0           $0             $0           $35
Trust Income                                         $147         $159           $426          $484
Other Operating Income                               $311         $268           $817          $859
Gain on sale of securities - AFS                       $0         $160             $0          $317
                                               --------------------------------------------------------
     Total Non-Interest Income                     $1,389       $1,268         $3,613        $3,639
                                               ========================================================

Non-interest income decreased slightly in nine months ended September 30, 2002 as compared to the same period in 2001, primarily due to the decrease in trust income, and a decrease in the gain on sale of securities that occurred in 2001. Overall non-interest income was $3,613,000 for the nine months ended September 30, 2002 compared to $3,639,000 for the same period in 2001. These figures represent a decrease of 0.7%. Non-interest income increased 9.5% in the third quarter of 2002 compared with the same period in 2001. Table 5 provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,808,000 in the first nine months of 2002 compared to $1,541,000 for the same period of 2001. This represents an increase of 17.3%. Increases are attributable to service charges from growth in core deposits and the introduction of a new overdraft privilege product. In the third quarter of 2002 service charges increased 20.0% over 2001.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $562,000 in the nine months ended September 30, 2002 and $403,000 in the same period in 2001. The change is due to an increase in loans sold in the secondary market due to the increase in residential mortgage refinance activity and new loan volumes due to the downward movement of historically low market interest rates. For the third quarter of 2002, gain on sale of mortgages increased 58.8% over the prior year.

Mortgage servicing fees were $35,000 in the nine months ended September 30, 2001 compared to $0 in the same time period in 2002. The decline is attributable to the sale of a significant portion of the Corporation’s serviced loans, in the last quarter of 2000. Servicing income was recognized in January of 2001 until these serviced loans were actually transferred to the purchaser.

Trust income decreased $58,000 in the nine months ended September 30, 2002 comparing to the same period in the prior year. This 12.0% decrease in fees is attributable to the decline in the value of assets under management and the loss of a few trust accounts within the Corporation’s Trust Department. Trust income decreased 7.5% in the third quarter of 2002 compared with 2001.

Other operating income decreased $42,000 to $817,000 in the first nine months of 2002 compared to $859,000 in the same time period in 2001. This is a decrease of 4.9%. Other operating income decreased due to decreases in income from the sale of official checks and a decrease in income from the sale of consumer investment products. In the third quarter of 2002 other operating income increased 16.0% compared with the same period in 2001.

The Corporation had a gain on sale of securities in the third quarter of 2001. This gain made up 12.6% of the third quarter of 2001 non–interest income and 8.7% of the year to date through September 30, 2001 non-interest income.

Non-Interest Expense

TABLE 6

                                                  Three Months Ended     Nine Months Ended
Analysis of Non-Interest Expense                    September 30,          September 30,
----------------------------------------------------------------------------------------------
(000's omitted)
                                                  2002        2001       2002        2001
----------------------------------------------------------------------------------------------
Salaries and Benefits                             $1,665      $1,643      $4,979     $4,728
Equipment                                           $376        $376      $1,122     $1,056
Occupancy                                           $267        $236        $788       $657
Office Supplies                                      $91         $83        $198       $192
Loan & Collection Expense                            $40         $48        $128       $130
Advertising                                         $112         $88        $237       $256
Other Operating Expense                             $551        $584      $1,771     $1,899
                                              ------------------------------------------------
    Total Non-Interest Expense                    $3,102      $3,058      $9,223     $8,918
                                              ================================================

Total non-interest expense was $9,223,000 in the nine months ended September 30, 2002 compared with $8,918,000 in the same period of 2001. This is an increase of 3.4%. This increase is largely attributable to an increase in salaries and benefits expense and net occupancy expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $4,979,000 in the nine months ended September 30, 2002, compared with $4,728,000, or an increase of 5.3%, for the same time period in 2001. Increased costs are primarily a result of a modest increase in the number of employees and an increase in employee benefit costs and commission expenses paid to mortgage originators. The third quarter showed an increase of 1.3% in salaries and benefits.

During the nine months ended September 30, 2002 equipment expenses were $1,122,000 compared to $1,056,000 for the same period in 2001, an increase of 6.3%. The increases in expenses are attributable to additions to equipment maintenance contracts and equipment depreciation, which increased due to the opening of the Silver Lake Parkway and Grand Blanc branch bank offices. In the third quarter of 2002 equipment expenses have remained steady in comparison with the third quarter of 2001.

Occupancy expenses at $788,000 increased in the nine months ended September 30, 2002 comparing to the same period in 2001 by $131,000 or 19.9%. The increases are attributable to increases in facility repairs, opening of the Grand Blanc and Silver Lake Parkway offices and operation of the Davison State Bank new main office, which opened in the second quarter of 2001 and maintenance contracts expense. Occupancy expenses increased 13.1% in the third quarter of 2002 compared to 2001.

During the nine months ended September 30, 2002 office supplies expense at $198,000 increased $6,000 comparing to the $192,000 in expense for the same period in 2001. The increase is attributable to the opening of the new branch offices in 2002. Office supplies have increased 9.6% in comparison between the third quarter in 2002 and 2001.

Loan and collection expenses, at $128,000, were down $2,000 during the nine months ended September 30, 2002 comparing to the same time period in 2001. The decrease is primarily attributable to a reduction in other loan expense. In the third quarter, loan and collection expenses were down 16.7% compared with third quarter of 2001.

Advertising expenses were $237,000 in the nine months ended September 30, 2002 compared with $256,000 for the same period in 2001. The decrease of $19,000 or 7.4% was primarily due to the decrease in shareholder expenses and promotional expenses to the over 50 years of age customer segment. Advertising increased 27.3% in the third quarter of 2002 compared to 2001.

Other operating expenses were $1,771,000 in the nine months ended September 30, 2002 compared to $1,899,000 in the same time period in 2001, a decrease of $128,000 or 6.7%. The decrease is attributable to a decrease in the amount of overdrawn deposit account charge-offs and a decrease in legal and consulting expenses. Other operating expenses decreased 5.7% in the third quarter of 2002 compared with the same period in 2001.

Financial Condition

Proper management of the volume and composition of the Corporation’s earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. The Corporation’s securities portfolio is structured to provide a source of liquidity through maturities and generate an income stream with relatively low levels of principal risk. The Corporation does not engage in securities trading. In the second quarter of 2002, the Corporation bought $3.6 million in bank owned life insurance policies, which increased earning assets. Loans comprise the largest component of earning assets and are the Corporation’s highest yielding assets. Customer deposits are the primary source of funding for earning assets while short-term debt and other sources of funds could be further utilized if market conditions and liquidity needs change.

The Corporation’s total assets were $328 million at September 30, 2002 compared to December 31, 2001 total assets of $309 million. Loans comprised 68.5% of total assets at September 30, 2002 compared to 69.3% at December 31, 2001. Loans grew $7.0 million with commercial loans and tax-exempt loans leading the advance, which together grew $5.2 million while other loan categories experienced small increases or remained steady. The ratio of non-interest bearing deposits to total deposits was 16.6% at September 30, 2002 compared to 16.0% at December 31, 2001. Interest bearing deposit liabilities totaled $236 million at September 30, 2002 compared to $223 million at December 31, 2001. Total deposits increased $18.2 million with non-interest bearing demand deposits leading the increase with growth of $4.5 million and substantial growth in all deposit categories. Short-term borrowings decreased $0.6 million due to the decrease in federal funds purchased from December 31, 2001.

Bank premises and equipment increased $778,000 to $9.3 million at September 30, 2002 comparing to $8.5 million at December 31, 2001. The increase is attributable to the opening of a new banking office.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 7 reflects the levels of these assets at September 30, 2002 and December 31, 2001.

Non-performing assets increased at September 30, 2002 compared to December 31, 2001. This increase is attributable to an increase in repossessed assets and an increase in non-performing loans. The non-accrual loans increased because seven new loans were placed on non-accrual totaling $748,000. During the month of October the Corporation received a repayment reducing non-accrual loans by $271,000. The increase in non-performing assets did not in management’s opinion warrant an increase in the loan loss reserve, because of a decrease in charge-offs and a change in loan portfolio mix. Also, most of the non-performing assets are well-secured loans. The charge-off percentage for the nine months ended September 30, 2002 is .09% and it was 0.18% at September 30, 2001. Also, the mix of the loan portfolio has switched in the past year. In 2001, the Corporation had more indirect & consumer loans in the portfolio and in 2002, the mix is more commercial loans and commercial real estate loans, which historically have lower net charge-off ratios.

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

Table 7

Non-Performing Assets and Past Due Loans

                                                 September 30,  December 31,
                                                      2002            2001
                                                 --------------------------------
Non-Performing Loans:
     Loans Past Due 90 Days or More & Still
         Accruing                                    $187,000       $186,000
     Non-Accrual Loans                                864,000        321,000
     Renegotiated Loans                                     0              0
                                                 --------------------------------
         Total Non-Performing Loans                 1,051,000        507,000
                                                 --------------------------------
Other Non-Performing Assets:
     Other Real Estate                                      0              0
     REO in Redemption                                      0              0
     Other Non-Performing  Assets                      27,000         10,000
                                                 --------------------------------
         Total Other Non-Performing Assets             27,000         10,000
                                                 --------------------------------
Total Non-Performing Assets                        $1,078,000       $517,000
                                                 ================================
Non-Performing Loans as a % of
     Total Loans                                       0.48%           0.24%
Allowance for Loan Losses as a % of
     Non-Performing Loans                            298.10%         616.37%
Accruing Loans Past Due 90 Days or
     More to Total Loans                               0.39%           0.09%
Non-performing Assets as a % of
     Total Assets                                       .33%           0.17%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2002. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. As of September 30, 2002 federal funds sold represented 7.9% of total assets, compared to 7.4% at December 31, 2001. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash provided by financing activities was $16,064,000 in the first nine months of 2002 due to the increase in deposits. Comparatively, in the first nine months of 2001, cash provided by financing activities was $23,682,000 because of increases in deposits. Cash used in investing activities was $11,789,000 during the first nine months of 2002. Cash flow from investing activities decreased for the first nine months of 2002 primarily because of an increase in securities purchases and increase in loan demand.

CAPITAL MANAGEMENT

Total shareholders’ equity rose 2.5% to $39,375,000 at September 30, 2002 compared with $38,433,000 at December 31, 2001. The Corporation’s equity to asset ratio was 12.0% at September 30, 2002 and 12.4% at December 31, 2001. The increase in the amount of capital resulted primarily from the increase in retained earnings.

As indicated on the balance sheet at December 31, 2001 the Corporation had accumulated other comprehensive income of $92,000 compared to accumulated other comprehensive income at September 30, 2002 of $249,000. The increase in the income position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 8, at September 30, 2002 and at December 31, 2001, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 8

                                                          Capital Ratios
                             ---------------------------------------------------------------------------
                                Regulatory Minimum                  Fentura Financial, Inc.
                              For "Well Capitalized"   September 30,    December 31,      September 30,
                                                            2002            2001              2001
Total Capital to risk
     Weighted assets                    10%                15.90%          16.20%            17.03%
Tier 1  Capital to risk
     Weighted assets                     6%                14.72%          15.00%            15.77%
Tier 1 Capital to average
     Assets                              5%                12.67%          12.50%            12.10%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on pages 47 through 48 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first nine months of 2002, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2002 compared to 2001.

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

Table 9 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2002, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 9

                                            GAP ANALYSIS SEPTEMBER 30, 2002

(000's Omitted)                                    Within       Three      One to       After
                                                   Three      Months to     Five        Five
                                                   Months     One Year      Years       Years       Total
                                                -------------------------------------------------------------
Earning Assets:
    Federal Funds Sold                           $  25,900   $       0   $       0   $       0   $  25,900
    Securities                                       1,639      11,397      20,013       9,032      42,081
    Loans                                          100,630      15,268      82,332      22,900     221,130
    Loans Held for Sale                              3,477           0           0           0       3,477
                                                -------------------------------------------------------------
       Total Earning Assets                       $131,646   $   26,665  $ 102,345   $  31,932    $292,588
                                                =============================================================

Interest Bearing Liabilities:
    Interest Bearing Demand Deposits             $  44,661   $       0   $       0   $       0   $  44,661
    Savings Deposits                                87,948           0           0           0      87,948
    Time Deposits Less than $100,000                13,919      23,741      37,376           0      75,036
    Time Deposits Greater than $100,000              7,917       8,633      12,168           0      28,718
    Short term borrowings                            1,500           0           0           0       1,500
    Other Borrowings                                     0          16          77       1,030       1,123
                                                -------------------------------------------------------------
       Total Interest Bearing Liabilities         $155,945    $ 32,390   $  49,621   $    1,030   $238,986
                                                =============================================================
Interest Rate Sensitivity GAP                    $ (24,299)   $ (5,725)  $  52,724   $  30,902   $  53,602
Cumulative Interest Rate
    Sensitivity GAP                              $ (24,299)  $ (30,024)  $  22,700   $  53,602
Interest Rate Sensitivity GAP                         (0.84)      (0.82)       2.06       31.00
Cumulative Interest Rate
    Sensitivity GAP Ratio                             (0.84)      (0.84)       1.10        1.22

As indicated in Table 9, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. Conversely, if market rates continue to decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at September 30, 2002 and the change in net interest income for the nine months ended September 30, 2002 compared to the same time period in 2001. At September 30, 2001 the Corporation was negatively gapped through one year and since that time interest rates have declined further, yet net interest income declined comparing the first nine months of 2002 to the same period in 2001. This occurred because certain deposit categories, specifically interest bearing demand and savings, did not re-price at the same time or at the same level as asset portfolios. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly impact net interest income. Management has adjusted both loan and deposit rates in regard to the November 6th prime rate reduction of fifty basis points, which should alleviate any negative impact on net interest income.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

Changes in Internal Controls

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. - None
Item 2.	Changes in Securities and Use of Proceeds. - None
Item 3.	Defaults Upon Senior Securities. - None
Item 4.	Submission of Matters to a Vote of Securities Holders. - None
Item 5.	Other Information. - The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Registrant's independent accountants during the period covered by this report.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits
	99.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on 8-K - None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.
Date: November 13, 2002	By	/s/ Donald L. Grill Donald L. Grill
President & CEO
Date: November 13, 2002	By	/s/ Ronald L. Justice Ronald L. Justice
Chief Financial Officer

I, Donald L Grill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

I, Ronald L Justice, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
99.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

I, Donald L. Grill, Chief Executive Officer of Fentura Financial Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Date: November 13, 2002

/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

Exhibit 99.2

I, Ronald L. Justice, Chief Financial Officer of Fentura Financial, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Date: November 13, 2002

/s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer