Form 10-K
period 2002-12-31
FENTURA FINANCIAL INC
filed 2003-03-27
CIK 919865

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from_______________ to ______________

Commission file number 0-23550

FENTURA FINANCIAL, INC.
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 X          No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).
Yes       No  X .

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2002: $54,621,284.

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 1,713,430 shares of Common Stock as of March 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Fentura Financial, Inc. Proxy Statement for its annual meeting of shareholders to be held April 30, 2003 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Bancorp, Inc.

2002 Annual Report on Form 10-K

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
    Item 10.   Directors and Executive Officers of the Registrant
    Item 11.   Executive Compensation
    Item 12.   Security Ownership of Certain Beneficial Owners and Management
    Item 13.   Certain Relationships and Related Transactions
    Item 14.   Controls and Procedures
    Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX	3 9 9 9 10 10 11 11 11 11 11 11 11 12 12 12 13 14 17

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

The Company

        Fentura Financial, Inc. (the “Company” or “Fentura”) is a financial holding company headquartered in Fenton, Michigan. As of December 31, 2002, Fentura owned two banks, see “The Banks” below. All information in this Item 1 is as of December 31, 2002. The Company’s subsidiary banks operate nine community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan. At the close of business on December 31, 2002, the Company had assets of $340 million, deposits of $296 million, and shareholders’ equity of $40 million. Trust assets under management totaled $56 million.

        Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank (“TSB” or one of the “Banks”). TSB traces its origins to its predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898. See “The Banks”. On March 13, 2000 a second bank subsidiary, Davison State Bank (“DSB” or one of the “Banks”) commenced operation.

        In August of 2000 Fentura converted from a bank holding company to a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act and the Gramm-Leach-Bliley Act (the “GLB Act”). The Company has corporate power to engage in such activities as are permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and GLB Act and regulations of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities that are closely related to the business of banking. The GLB Act and regulations expand the authority of bank holding companies that are also financial holding companies allowing them to enter into business combinations with other financial institutions, including insurance companies, and securities firms to create a single financial services organization in order to offer customers a more complete array of financial products and services. See “Supervision and Regulation.”

        The Company’s principal executive offices are located at 175 North Leroy, Fenton, Michigan 48430-0725, and its telephone number is (810) 750-8725.

The Banks

        TSB’s original predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name “The Commercial Savings Bank of Fenton.” In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank. For over 100 years TSB has been engaged in the general banking business in the Fenton, Michigan area. Its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), but it is not a member of the Federal Reserve System. As a state bank, it is subject to federal and state laws applicable to banks and to regulation and supervision by the FDIC and the Michigan Office of Financial and Insurance Services, Division of Financial Institutions. See “Supervision and Regulation.”

        DSB commenced operations on March 13, 2000, and is engaged in the general banking business in the Davison, Michigan area. Its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), but it is not a member of the Federal Reserve System. As a state bank, it is subject to federal and state laws applicable to banks and to regulation and supervision by the FDIC and the Michigan Office of Financial and Insurance Services, Division of Financial Institutions. See “Supervision and Regulation.”

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

        TSB is headquartered in the City of Fenton, Michigan, and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2002, TSB operated four offices and a operations center in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, and two offices in the Township of Grand Blanc, Michigan. Its main office is located downtown Fenton.

        DSB is headquartered in the Township of Davison, Michigan, and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2002, DSB operated two offices in the Township of Davison, Michigan.

        As of December 31, 2002, TSB employed 105 full time personnel, including 36 officers, and an additional 28 part time employees. TSB considers its employee relations to be excellent.

        As of December 31, 2002, DSB employed 10 full time personnel, including 3 officers, and an additional 7 part time employees. DSB considers its employee relations to be excellent.

Competition

        The financial services industry is highly competitive. The Banks compete with other commercial banks, many of which are subsidiaries of bank holding companies, for loans, deposits, trust accounts, and other business on the basis of interest rates, fees, convenience and quality of service. The Banks also compete with a variety of other financial services organizations including savings and loan associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other financial organizations. Many of the Banks’ competitors have substantially greater resources than the Banks.

Supervision and Regulation

        The following is a summary of certain statutes and regulations affecting the Company and the Banks. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Banks and the business of the Company and the Banks.

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Banks can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Banks, and the public, rather than shareholders of the Banks or the Company.

        Federal law and regulations establish supervisory standards applicable to the lending activities of the Banks, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

        The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

The Company

        General. In August of 2000, the Company became a financial holding company, within the meaning of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), and is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

        In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems a Bank’s capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank’s sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

        Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another financial holding company or bank holding company, will require the prior written approval of the Federal Reserve Board under the BHCA. No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company or bank, engaged in activities that are financial in nature as determined by the Federal Reserve Board.

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

In order to maintain the benefits and flexibility of being a financial holding company, each of the Company’s subsidiary depository institutions must continue to be “well-capitalized” and “well-managed” under applicable regulatory standards and each subsidiary depository institution must maintain at least a satisfactory or above Community Reinvestment Act rating.

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

        The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

        Dividends. The Company is a corporation separate and distinct from the Banks. Most of the Company’s revenues are received by it in the form of dividends paid by the Banks. Thus, the Company’s ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Banks’ ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Banks are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

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

The Banks

        General. The Banks are Michigan banking corporations, and their deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As a BIF insured Michigan chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of BIF. These agencies and the federal and state laws applicable to the Banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        The Federal Deposit Insurance Act (“FDIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category to .27% of deposits in the highest risk category.

        FICO Assessments. The Banks, as members of the BIF, are subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

        Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to the Commissioner.

        Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC insured non-member banks, such as the Banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Federal regulations define these capital categories as follows:

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
                                                                                  equity to total assets
                                                                                  of 2% or less

        As of December 31, 2002, each of the Banks’ ratios exceeded minimum requirements for the well capitalized category.

        Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

        Dividends. Under Michigan law, the Banks are restricted as to the maximum amount of dividends they may pay on their common stock. The Banks may not pay dividends except out of net income after deducting their losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

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

        Insider Transactions. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Banks maintain a correspondent relationship.

        Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

        Investments and Other Activities. Under federal law and FDIC regulations, FDIC -insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Banks.

        Consumer Protection Laws. The Banks’ businesses include making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Banks are subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

        Branching Authority. Michigan banks, such as the Banks, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals. Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

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

ITEM 2.    DESCRIPTION OF PROPERTY

        The Company’s executive offices are located at 175 North Leroy Street, Fenton, Michigan, which is also the main office of The State Bank. The State Bank also has the following branches in Fenton: a branch at 15095 Silver Parkway, a branch at 18005 Silver Parkway, and a loan office at 101 North Leroy Street. The State Bank’s other branches are located in Linden, Michigan, at 107 Main Street; Holly, Michigan, at 4043 Grange Hall Road; Grand Blanc, Michigan at 7606 S Saginaw and at 8185 Holly Road. The State Bank has an operations center at 3202 Owen Road in Fenton, Michigan. Davison State Bank is headquartered in Davison, Michigan, at 625 S. State with one branch location at 8503 Davison Road. The Company owns all of its properties with the exception of the Holly, the branch at 8503 Davison Road in Davison, the branch at 8185 Holly Road in Grand Blanc and the branch at 18005 Silver Parkway facilities, which are leased from third parties.

        All properties have maintenance contracts and are maintained in good condition.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2002, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

ADDITIONAL ITEM — EXECUTIVE OFFICERS OF REGISTRANT

        The following information concerning executive officers of the Company has been omitted from the Registrant’s proxy statement pursuant Instruction 3 to Regulation S-K, Item 401(b).

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

Donald L. Grill (age 54) was appointed as President and Chief Executive Officer of the Company and of TSB in late 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank — Frankenmuth.

Ronald L. Justice (age 38) is the Chief Financial Officer and Secretary of the Company. Mr. Justice was promoted to Senior Vice President and Chief Financial Officer of TSB in 1999 and prior to that served as Chief Financial Officer and Vice President since 1995. Prior to that Mr. Justice held other positions with TSB.

Robert E. Sewick (age 53) is Senior Vice President and Senior Loan Officer of TSB. Mr. Sewick was appointed to that position in June of 1999. Mr. Sewick has 29 years of banking experience, most recently as Senior Vice President/Regional Credit Officer of Huntington National Bank for Western Michigan.

John A. Emmendorfer, Jr. (age 40) was appointed President and Chief Executive Officer of Davison on February 24, 2000. Prior to that time Mr. Emmendorfer was an employee of TSB from 1988 to 1999 and most recently served as TSB’s Vice President and Director of Commercial Lending.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The market and dividend information required by this item appears under the caption “Fentura Financial, Inc. Common Stock” and Table 15 on page 50 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of the Company’s 2002 Rule 14a-3 annual report, and is incorporated herein by reference.

        The holders of record information required by this item appears under the caption “Stock Ownership Information” on page 4 of the Company’s 2003 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing in Table 1 on page 34 of the Company’s 2002 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

        The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 34 through 50 of the Company’s 2002 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item appears under the headings “Liquidity and Interest Rate Risk Management” on pages 46 and 47 and “Quantitative and Qualitative Disclosure About Market Risk” on page 47 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2002 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and Report of Crowe, Chizek and Company LLP, Independent Auditors appear on pages 1 through 33 of the Financial Statements portion of the Company’s 2002 Rule 14a-3 annual report, and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company’s Executive officers are identified in “Additional Item” in Part I of this Report on Form 10-K. The other information required by this item appears under the captions “2003 Election of Directors,” “The Corporation’s Board of Directors,” “Committees of the Corporation Board,” and “Compliance with Section 16 Reporting” on pages 3, 4, 5, 6, and 14, respectively, of the Company’s 2003 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

        The Board of Directors of the Company has determined that Peggy L. Haw-Jury, a director and member of the Audit Committee, qualifies as an “Audit Committee financial expert” as defined in rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

        The Board of Directors of the Company has adopted a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors and executive officers.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item appears under the captions “Executive Compensation,” “Directors’ Compensation,” “Retirement and Change in Control Arrangements” and “Shareholder Return Performance Graph” on pages 6, 9, 10 and 11 and 13, respectively, of the Company’s 2003 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item appears under the caption “Stock Ownership of Directors, Executive Officers and Certain Major Shareholders” on page 4 of the Company’s 2003 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2002:

EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                                                                              equity compensation
                                  Number of securities to         Weighted-average             plans (excluding
                                  be issued upon exercise         exercise price of         securities reflected in
                                  of outstanding options         outstanding options              column (1))
                                  ----------------------         -------------------              -----------
        Plan Category                       (1)                          (2)                          (3)
        -------------                       ---                          ---                          ---

Equity compensation
plans approved by
security holders                           22,770                       $26.21                       91,470
                                --------------------------------------------------------------------------------------

Equity compensation
plans not approved by
security holders                                0                            0                            0
                                --------------------------------------------------------------------------------------

Total                                      22,770                       $26.21                       91,470
                                --------------------------------------------------------------------------------------

        These equity compensation plans are more fully described in Note 10 to the Consolidated Financial Statements.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item appears under the caption “Other Information — Transactions with Certain Interested Persons” on page 14 of the Company’s 2003 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K Annual Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)	Changes in Internal Controls.

        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

ITEM 15.    EXHIBITS. FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements:
The following consolidated financial statements of the Company and Report of Crowe, Chizek and
Company LLP, Independent Auditors are incorporated by reference under Item 8 "Financial
Statements and Supplementary Data" of this document:
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Comprehensive Income
     Consolidated Statements of Changes in Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to the Consolidated Financial statements
Report of Crowe Chizek LLP, Independent Auditors
	2.	Financial Statement Schedules All schedules are omitted -- see Item 14(d) below.
	3.	Exhibits: The exhibits listed on the “Exhibit Index” following the signature page of this report are filed herewith and are incorporated herein by reference.
(b)	Report on Form 8-K A form 8-K Report dated December 5, 2002 was filed to report an extraordinary dividend declaration by the Registrant.
(c)	Exhibits: The "Exhibit Index" follows the signature page of this report and is incorporated herein by reference.
(d)	Financial Statement Schedules:
All financial statement schedules normally required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Signatures

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 25, 2003.

Fentura Financial, Inc. (Registrant)
By	/s/ Donald L. Grill Donald L. Grill On behalf of the registrant and as President & CEO
By	/s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer and Secretary (Also Principal Accounting Officer

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

Signature	Capacity	Date
/s/ Russell H. VanGilder, Jr. Russell H. VanGilder, Jr.	Chairman of the Board and Director	March 25, 2003
/s/ Forrest A. Shook Forrest A. Shook	Vice Chairman of the Board and Director	March 25, 2003
/s/ Donald L. Grill Donald L. Grill	Director	March 25, 2003
/s/ Peggy L. Haw Jury Peggy L. Haw Jury	Director	March 25, 2003
/s/ J. David Karr J. David Karr	Director	March 25, 2003
/s/ Thomas P. McKenney Thomas P. McKenney	Director	March 25, 2003
/s/ Brian P. Petty Brian P. Petty	Director	March 25, 2003
/s/ Ronald L. Justice Ronald L. Justice	Chairman of the Board and Director	March 25, 2003

CERTIFICATIONS

I, Donald L. Grill, certify that:

1.	I have reviewed this annual report on Form 10-K of Fentura Financial, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

I, Ronald L. Justice, certify that:

1.	I have reviewed this annual report on Form 10-K of Fentura Financial, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer

FENTURA FINANCIAL, INC.
2002 Annual Report on Form 10-K
EXHIBIT INDEX

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of Fentura Bancorp, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(ii)	Bylaws of Fentura Bancorp, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(iii)	Amendment to the Articles of Incorporation of Fentura Bancorp, Inc. (Incorporated by reference to Form 10-K Filed March 20, 2001)

3(iv)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3 filed with Form 10-Q for the quarter ended March 31, 2002)

4(i)	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 - Registration No. 333-75194)

10.7	Lease of Davison Branch Bank Site between The State Bank and VG's Food Center, Inc. dated April 27, 1993 (Incorporated by reference to Form 10-SB Registration Number 0-23550)

10.10	Lease of Fenton Silver Parkway Branch site between The State Bank and VG's Food Centers dated March 26, 1996 (Incorporated by reference to Form 10Q-SB filed on May 2, 1996)

10.11	Lease of Davison (second) Branch site between The State Bank and VG'S Food Centers dated November 12, 1996 (Incorporated by reference to Form 10K-SB filed on March 20, 1997)

10.12	Directors Stock Purchase Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.13	Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.14	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Form 10Q-SB filed on May 2, 1996)

10.15	Retainer Stock Plan for Directors (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.16	Employee Stock Option Plan(Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.17	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.18	Executive Stock Bonus Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.19	Stock Purchase Plan between The State Bank and Donald E. Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated November 17, 1996 (Incorporated by reference to Form 10K-SB filed March 20, 1997)

Exhibit No.	Exhibit

10.20	Severance Compensation Agreement between the Registrant and Donald L. Grill dated March 20, 1997 (Incorporated by reference to Form 10Q-SB filed May 12, 1997)

13	Rule 14a-3 Annual Report to Security Holders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part of this Report)

14	Code of Ethics for Directors and Executive Officers (Filed herewith)

21.1	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Independent Accountants (Filed herewith)

23.2	Consent of Independent Accountants (Filed herewith)

24	Powers of Attorney. Contained on the signature page of this report.

99.1	Certificate of Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 13

Rule 14a-3 annual report

FENTURA FINANCIAL, INC.

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

December 31, 2002, 2001 and 2000

and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FENTURA FINANCIAL, INC.

CONTENTS

REPORT OF INDEPENDENT AUDITORS	3

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	5

CONSOLIDATED STATEMENTS OF INCOME	6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	7

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10-33

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	34-50

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Fentura Financial, Inc.
Fenton, Michigan

We have audited the accompanying consolidated balance sheets of Fentura Financial, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income and cash flows of the Corporation for the period ended December 31, 2000 were audited by other auditors whose report dated January 26, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fentura Financial, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Crowe, Chizek and Company LLP
Grand Rapids, Michigan February 6, 2003

3.

Report of Independent Certified Public Accountants

Stockholders and Board of Directors
Fentura Financial, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2000 of Fentura Financial, Inc. (formerly Fentura Bancorp, Inc.) These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Fentura Financial, Inc. and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Southfield, Michigan
January 26, 2001

See accompanying notes to consolidated financial statements.
4.

FENTURA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001 (000‘s omitted except per share data)

                                                                                           2002            2001
                                                                                           ----            ----
ASSETS
     Cash and due from banks                                                          $     20,262     $     19,038
     Federal funds sold                                                                     10,300           22,800
                                                                                      ------------     ------------
         Total cash and cash equivalents                                                    30,562           41,838

     Securities available for sale, at fair value                                           48,981           25,792
     Securities held to maturity (fair value of $14,051 at
       December 31, 2002 and $13,508 at December 31, 2001)                                  13,722           13,375

     Loans held for sale                                                                     5,509            1,710
     Loans, net of allowance for loan losses of
       $3,184 and $3,125 in 2002 and 2001, respectively                                    221,037          211,005

     Bank premises and equipment                                                             9,754            8,532
     Accrued interest receivable                                                             1,595            1,445
     Bank owned life insurance                                                               6,234            2,510
     Federal Home Loan Bank stock                                                              822              822
     Other assets                                                                            2,267            2,061
                                                                                      ------------     ------------

                                                                                      $    340,483     $    309,090
                                                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
         Noninterest-bearing deposits                                                 $     44,875     $     42,524
         Interest-bearing deposits                                                         250,994          222,746
                                                                                      ------------     ------------
              Total deposits                                                               295,869          265,270

     Short-term borrowings                                                                   1,500            2,100
     Federal Home Loan Bank Advances                                                         1,124            1,138
     Accrued taxes, interest and other liabilities                                           2,062            2,149
                                                                                      ------------     ------------
         Total liabilities                                                                 300,555          270,657

Stockholders' equity
     Common stock - $0 par value 1,722,126
       shares issued - 2002; 1,735,496 - 2001                                               30,236           30,664
     Retained earnings                                                                       9,395            7,677
     Accumulated other comprehensive income                                                    297               92
                                                                                      ------------     ------------
                                                                                            39,928           38,433
                                                                                      ------------     ------------

                                                                                      $    340,483     $    309,090
                                                                                      ============     ============

See accompanying notes to consolidated financial statements.
5.

FENTURA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2002, 2001 and 2000 (000‘s omitted except per share data)
                                                                     2002              2001              2000
                                                                     ----              ----              ----
Interest income
     Loans, including fees                                     $       15,924     $       17,555    $        18,710
     Securities:
         Taxable                                                        1,046              2,426              3,350
         Tax-exempt                                                       644                660                624
     Short-term investments                                               338                926                643
                                                               --------------     --------------    ---------------
         Total interest income                                         17,952             21,567             23,327

Interest expense
     Deposits                                                           5,623              8,958              9,266
     Short-term borrowings                                                 16                 47                 86
     Federal Home Loan Bank Advances                                       83                 86                538
                                                               --------------     --------------    ---------------
         Total interest expense                                         5,722              9,091              9,890
                                                               --------------     --------------    ---------------

Net interest income                                                    12,230             12,476             13,437

Provision for loan losses                                                 426                751                584
                                                               --------------     --------------    ---------------

Net interest income after provision for loan losses                    11,804             11,725             12,853

Noninterest income
     Service charges on deposit accounts                                2,594              2,286              1,915
     Gain on sale of mortgages                                          1,009                659                179
     Mortgage servicing                                                     0                  0                631
     Trust income                                                         540                566                695
     Gain on sale of securities                                             0                674
     Other income and fees                                              1,251              1,178              1,108
                                                               --------------     --------------    ---------------
         Total noninterest income                                       5,394              5,363              4,528

Noninterest expense
     Salaries and employee benefits                                     6,454              5,988              5,801
     Occupancy                                                          1,061                886                784
     Furniture and equipment                                            1,563              1,411              1,552
     Office supplies                                                      305                300                311
     Loan and collection                                                  183                178                289
     Advertising and promotional                                          315                320                263
     Other professional services                                        1,100              1,144              1,000
     Other general and administrative                                   1,272              1,473              1,436
                                                               --------------     --------------    ---------------
         Total noninterest expense                                     12,253             11,700             11,436
                                                               --------------     --------------    ---------------

Net income before taxes                                                 4,945              5,388              5,945

Applicable income taxes                                                 1,479              1,611              1,729
                                                               --------------     --------------    ---------------

Net income                                                     $        3,466     $        3,777    $         4,216
                                                               ==============     ==============    ===============

Per share:
     Earnings - basic                                            $    2.00          $   2.18           $   2.46
     Earnings - diluted                                               2.00              2.18               2.45

See accompanying notes to consolidated financial statements.
6.

FENTURA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31, 2002, 2001 and 2000 (000‘s omitted except per share data)
                                                                            2002            2001           2000
                                                                            ----            ----           ----
Net income                                                               $     3,466    $     3,777     $     4,216

Other comprehensive income:
     Unrealized holding gains on available
       for sale securities                                                       311          1,139           1,318
     Less: reclassification adjustment for gains and
       losses later recognized in income                                           0            674               0
                                                                         -----------    -----------     -----------
         Net unrealized gains                                                    311            465           1,318
     Tax effect on unrealized holding gains                                     (106)          (158)           (448)
                                                                         -----------    -----------     -----------
         Other comprehensive income, net of tax                                  205            307             870
                                                                         -----------    -----------     -----------

Comprehensive income                                                     $     3,671    $     4,084     $     5,086
                                                                         ===========    ===========     ===========

See accompanying notes to consolidated financial statements.
7.

FENTURA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY Years ended December 31, 2002, 2001 and 2000 (000‘s omitted except per share data)
                                                                                                               Accumulated
                                                                                                                  Other             Total
                                                                              Common          Retained        Comprehensive     Stockholders'
                                                                               Stock          Earnings        Income (Loss)        Equity
                                                                               -----          --------        -------------        ------
Balance, January 1, 2000                                                   $    21,872       $    11,078        $   (1,085)      $   31,865
Net Income                                                                                         4,216                              4,216

Cash Dividends ($.97 per share)                                                      0            (1,659)                0           (1,659)

Issuance of shares under stock purchase plans                                      470                 0                 0              470

Stock repurchase                                                                    (1)               (7)                0               (8)

Stock dividend                                                                   7,980            (7,980)                0                0

Other comprehensive income (net of tax)                                              0                 0               870              870
                                                                           -----------       -----------        ----------       ----------
Balance, December 31, 2000                                                      30,321             5,648              (215)          35,754

Net Income                                                                           0             3,777                 0            3,777

Cash Dividends ($1.01 per share)                                                     0            (1,748)                0           (1,748)

Issuance of shares under stock purchase plans                                      343                 0                 0              343

Other comprehensive income (net of tax)                                              0                 0               307              307
                                                                           -----------       -----------        ----------       ----------
Balance, December 31, 2001                                                      30,664             7,677                92           38,433

Net Income                                                                           0             3,466                 0            3,466

Cash Dividends ($1.01 per share)                                                     0            (1,748)                0           (1,748)

Stock repurchase (23,259 shares)                                                  (719)                0                 0             (719)

Issuance of shares under stock purchase plans                                      291                 0                 0              291

Other comprehensive income (net of tax)                                              0                 0               205              205
                                                                           -----------       -----------        ----------       ----------
Balance, December 31, 2002                                                 $    30,236       $     9,395        $      297       $   39,928
                                                                           ===========       ===========        ==========       ==========

See accompanying notes to consolidated financial statements.
8.

FENTURA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2002, 2001 and 2000 (000‘s omitted except per share data)
                                                                            2002            2001           2000
                                                                            ----            ----           ----
Cash flows from operating activities
     Net income                                                          $     3,466     $    3,777     $     4,216
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation and amortization                                         1,599            968             941
         Deferred income taxes (benefit)                                         (88)          (170)           (100)
         Provision for loan losses                                               426            751             584
         Gain on sale of mortgage servicing rights                                 0              0            (467)
         Gain on sale of loans                                                (1,009)          (659)           (179)
         Loans originated for sale                                           (62,672)       (48,585)         (9,494)
         Proceeds from the sale of loans                                      59,882         47,721           9,501
         Gain on sales of securities                                               0           (674)              0
         Net change in accrued interest receivable
           and other assets                                                     (580)           440            (237)
         Net change in accrued interest payable and
           other liabilities                                                    (105)          (377)            915
                                                                         -----------     ----------     -----------
              Net cash from operating activities                                 919          3,192           5,680

Cash flows from investing activities
     Proceeds from maturities of securities - HTM                              5,233          4,054               0
     Proceeds from maturities of securities - AFS                              7,810          8,620           6,539
     Proceeds from calls of securities - HTM                                     325              0               0
     Proceeds from calls of securities - AFS                                  10,285         20,596               0
     Proceeds from sales of securities - AFS                                       0         27,274               0
     Purchases of securities - HTM                                            (5,925)        (4,235)              0
     Purchases of securities - AFS                                           (41,517)       (28,487)         (3,995)
     Originations of loans, net of principal repayments                      (10,458)       (19,580)         (4,390)
     Proceeds from sale of mortgage servicing rights                               0              0             887
     Purchase of bank owned life insurance                                    (3,500)             0               0
     Acquisition of premises and equipment                                    (2,257)        (2,921)         (1,336)
                                                                         -----------     ----------     -----------
         Net cash from investing activities                                  (40,004)         5,321          (2,295)

Cash flows from financing activities
     Net change in deposits                                                   30,599         16,614           1,605
     Net change in short-term borrowings                                        (600)        (2,580)          3,315
     Repayments on advances from Federal
       Home Loan Bank                                                            (14)           (13)            (13)
     Cash dividends paid                                                      (1,748)        (1,748)         (1,659)
     Net proceeds from stock issuance and purchases                             (428)           343             462
                                                                         -----------     ----------     -----------
         Net cash from financing activities                                   27,809         12,616           3,710
                                                                         -----------     ----------     -----------

Net increase in cash and cash equivalents                                     11,276         21,129           7,095

Cash and cash equivalents at beginning of year                                41,838         20,709          13,614
                                                                         -----------     ----------     -----------
Cash and cash equivalents at end of year                                 $    30,562     $   41,838     $    20,709
                                                                         ===========     ==========     ===========
Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest                                                        $     5,909     $    8,861     $     9,652
         Income taxes                                                          1,569          1,710           1,627

See accompanying notes to consolidated financial statements.
9.

FENTURA FINANCIAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002 and 2001

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Fentura Mortgage Company and Davison State Bank in Davison, Michigan (the Banks). Intercompany transactions and balances are eliminated in consolidation.

The Corporation provides banking and trust services principally to individuals, small businesses and governmental entities through its nine community banking offices in Genesee, Livingston and Oakland Counties in southeastern Michigan. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

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

(Continued)
10.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Continued)
11.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Bank owned life insurance: The Corporation has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

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

                                                               2002              2001             2000
                                                               ----              ----             ----
Net income
         As reported                                          $3,466            $3,777           $4,216
         Deduct:  Stock-based compensation
           expense determined under a fair value
           based system                                          (20)              (10)             (45)
                                                              ------            ------           ------
         Proforma                                              3,446             3,767            4,171

Basic net income per share
         As reported                                            2.00              2.18             2.46
         Proforma                                               1.99              2.18             2.44

Diluted net income per share
         As reported                                            2.00              2.18             2.45
         Proforma                                               1.99              2.17             2.43

Weighted average fair value of options granted
     during year                                              $ 6.67            $ 8.36           $19.00

(Continued)
12.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Proforma net income includes compensation cost for the Corporation’s stock option plan based on the fair value of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2000 were as follows: an expected life of 10 years, a dividend yield of 3%, a risk free return of 6.88% and expected volatility of 52%. Assumption used in the model for options granted during 2001 were as follows: an expected life of 6 years, a dividend yield of 3.45%, a risk free return of 5.09% and expected volatility of 40%. Assumptions used in the model for options granted during 2002 were as follows: an expected life of 6 years, a dividend yield of 3.8%, a risk free return of 4.62% and expected volatility of 31%.

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

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Corporation’s financial condition or results of operations.

(Continued)
13.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $4,750,000 and $3,500,000 was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001 respectively. These balances do not earn interest.

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

Operating Segments: While the Corporation’s chief decision-makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

(Continued)
14.

NOTE 2 — EARNINGS PER SHARE

The factors in the earnings per share computation follow.

                                                                     2002              2001               2000
                                                                     ----              ----               ----
     Basic
         Net income                                            $    3,466,000     $    3,777,000    $     4,216,000
                                                               ==============     ==============    ===============
         Weighted average common shares
           outstanding                                              1,731,677          1,728,983          1,712,971
                                                               --------------     --------------    ---------------
         Basic earnings per common share                       $         2.00     $         2.18    $          2.46
                                                               ==============     ==============    ===============

     Diluted
         Net income                                            $    3,466,000     $    3,777,000    $     4,216,000
     Weighted average common shares outstanding
       for basic earnings per common share                          1,731,677          1,728,983          1,712,971
     Add:  Dilutive effects of assumed exercises of
       stock options                                                    4,566              3,456              4,486
                                                               --------------     --------------    ---------------
     Average shares and dilutive potential
       common shares                                                1,736,243          1,732,439          1,717,457
                                                               ==============     ==============    ===============
     Diluted earnings per common share                         $         2.00     $         2.18    $          2.45
                                                               ==============     ==============    ===============

Stock options for 5,737, 6,841 and 10,176 shares of common stock were not considered in computing diluted earnings per common share for 2002, 2001 and 2000 respectively, because they were antidilutive.

(Continued)
15.

NOTE 3 — SECURITIES

Year-end securities are as follows (in thousands):

Available for Sale

                                                                            Gross           Gross
                                                             Fair        Unrealized      Unrealized
                                                             Value          Gains          Losses
                                                             -----          -----          ------
2002
----
     U.S. Government and federal agency                   $    29,027    $       144    $         0
     State and municipal                                        9,388            100            (33)
     Mortgage-backed                                            7,093            192              0
     Corporate                                                  3,078             47              0
     Equity securities                                            395              0              0
                                                          -----------    -----------    -----------

                                                          $    48,981    $       483    $       (33)
                                                          ===========    ===========    ===========
2001
----
     U.S. Government and federal agency                   $     8,818    $        56    $        (5)
     State and municipal                                        3,679              3            (34)
     Mortgage-backed                                            7,870             65            (10)
     Corporate                                                  5,425             64              0
                                                          -----------    -----------    -----------

                                                          $    25,792    $       188    $       (49)
                                                          ===========    ===========    ===========

Held to Maturity

                                                                            Gross            Gross
                                                           Amortized    Unrecognized    Unrecognized       Fair
                                                             Cost           Gains           Losses         Value
                                                             ----           -----           ------         -----
2002
----
     State and municipal                                  $    13,722    $       332     $       (3)    $    14,051
2001                                                      ===========    ===========     ===========    ===========
----
     State and municipal                                  $    13,375    $       174     $      (41)    $    13,508
                                                          ===========    ===========     ===========    ===========

        Sales of available for sale securities were as follows (in thousands):

                                                                            2002            2001           2000
                                                                            ----            ----           ----

     Proceeds                                                            $         0    $    27,274    $          0
     Gross gains                                                                   0            674               0
     Gross losses                                                                  0              0               0

(Continued)
16.

NOTE 3 — SECURITIES (Continued)

Contractual maturities of debt securities at year-end 2002 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, and equity securities are shown separately (in thousands).

                                                               Held to Maturity                Available for Sale
                                                               ----------------                ------------------
                                                           Amortized        Fair                      Fair
                                                              Cost         Value                     Value
                                                              ----         -----                     -----

     Due in one year or less                              $     6,111    $     6,125              $     8,641
     Due from one to five years                                 3,547          3,720                   26,800
     Due from five to ten years                                 2,267          2,366                    2,377
     Due after ten years                                        1,797          1,840                    3,675
     Mortgage-backed securities                                     0              0                    7,093
     Equity securities                                              0              0                      395
                                                          -----------    -----------              -----------

                                                          $    13,722    $    14,051              $    48,981
                                                          ===========    ==========               ===========

Securities pledged at year-end 2002 and 2001 had a carrying amount of $2,065,000 and $2,123,000 and were pledged to secure public deposits and repurchase agreements.

NOTE 4 — LOANS

Major categories of loans at December 31, are as follows (in thousands):

                                                                                          2002            2001
                                                                                          ----            ----

     Commercial                                                                       $    129,562     $    118,894
     Real estate - construction                                                             27,032           25,434
     Real estate - mortgage                                                                 11,944           11,158
     Consumer                                                                               55,683           58,644
                                                                                      ------------     ------------
                                                                                           224,221          214,130
     Less allowance for loan losses                                                          3,184            3,125
                                                                                      ------------     ------------

                                                                                      $    221,037     $    211,005
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

(Continued)
17.

NOTE 4 — LOANS (Continued)

Certain directors and executive officers of the Corporation, including their affiliates are loan customers of the Banks. Such loans were made in ordinary course of business at the Banks’ normal credit terms and interest rates, and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2002 and 2001 amounted to $4,971,000 and $1,532,000 respectively. During 2002, $4,248,000 of new loans were made to these persons, repayments totaled $312,000 and changes in composition resulted in a decline of $497,000.

Activity in the allowance for loan losses for the years are as follows (in thousands)

                                                                            2002            2001           2000
                                                                            ----            ----           ----
     Balance, beginning of year                                          $     3,125    $     2,932     $     2,961
     Provision for loan losses                                                   426            751             584
                                                                         -----------    -----------     -----------
                                                                               3,551          3,683           3,545
     Loans charged off                                                          (846)          (713)           (806)
     Loan recoveries                                                             479            155             193
                                                                         -----------    -----------     -----------

     Balance, end of year                                                $     3,184    $     3,125     $     2,932
                                                                         ===========    ===========     ===========

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans is as follows at December 31, (in thousands):

                                                                                            2002           2001
                                                                                            ----           ----
     Principal amount not requiring allocation                                          $         0     $         0
     Principal amount requiring allocation                                                    2,403           2,880
                                                                                        -----------     -----------

                                                                                        $     2,403     $     2,880
                                                                                        ===========     ===========
     Amount of the allowance for loan loss
         allocated                                                                      $       479     $       819

Loans for which the accrual of interest has been discontinued at December 31, 2002 and 2001 amounted to $512,000 and $321,000, respectively, and are included in the impaired loans above. Loans past due greater than 90 days and still accruing interest amounted to $72,000 and $186,000 at December 31, 2002 and 2001.

Interest income recognized on impaired loans based on cash collections totaled approximately $72,000 and $142,000 for the years ended December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans was $2,642,000 and $2,597,000 during the years ended December 31, 2002 and 2001 respectively.

(Continued)
18.

NOTE 5 - PREMISES AND EQUIPMENT, NET

Bank premises and equipment is comprised of the following at December 31 (in thousands):

                                                                                 2002           2001
                                                                                 ----           ----

     Land and land improvements                                              $     1,375     $     1,305
     Building and building improvements                                            8,510           6,933
     Furniture and equipment                                                       8,425           8,159
     Construction in progress                                                        658             911
                                                                             -----------     -----------
                                                                                  18,968          17,308
     Less accumulated depreciation                                                 9,214           8,776
                                                                             -----------     -----------

                                                                             $     9,754     $     8,532
                                                                             ===========     ===========

Depreciation expense was $1,035,000, $936,000 and $984,000 for 2002, 2001 and 2000, respectively.

The Corporation leases property for certain branches and ATM locations. Rent expense for 2002 was $133,000, for 2001 was $133,000 and for 2000 was $130,000. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present.

                  2003                                                       $   138,090
                  2004                                                           129,240
                  2005                                                           105,240
                  2006                                                            66,300
                  2007                                                            30,000
                  Thereafter                                                           0
                                                                             -----------

                                                                             $   468,870

(Continued)
19.

NOTE 6 — DEPOSITS

The following is a summary of deposits at December 31 (in thousands):

                                                                                2002            2001
                                                                                ----            ----
     Noninterest-bearing:
         Demand                                                            $     44,875     $     42,524
     Interest-bearing:
         Savings                                                                 91,972           80,090
         Money market demand                                                     51,194           40,930
         Time, $100,000 and over                                                 33,540           22,597
         Time, $100,000 and under                                                74,288           79,129
                                                                           -------------    ------------

                                                                           $    295,869     $    265,270
                                                                           =============    ============

Scheduled maturities of time deposits at December 31, were as follows (in thousands):

                                                                                2002            2001
                                                                                ----            ----
     In one year                                                           $     58,246     $     77,796
     In two years                                                                19,462           11,522
     In three years                                                              11,982            7,456
     In four years                                                                1,431            3,441
     In five years                                                               16,579            1,296
     Thereafter                                                                     128              215
                                                                           -------------    ------------

                                                                           $    107,828     $    101,726
                                                                           =============    ============

Deposits from principal officers, directors, and their affiliates at year-end December 31, 2002 and 2001 were $3,759,000 and $1,564,000.

NOTE 7 — OTHER BORROWINGS

Short-Term Borrowings

Short-term borrowings consist of term federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

Federal Home Loan Bank Advances

The Bank has the authority and approval from the Federal Home Loan Bank (FHLB) to borrow up to $20 million collateralized by 1-4 family mortgage loans, government and agency securities, and mortgage-backed securities. The advances outstanding at December 31, 2002 and 2001 mature in 2016, cannot be prepaid without penalty and bears interest at 7.34%. The amount of pledged assets are $11,914,000 at December 31, 2002 and $18,867,000 at December 31, 2001.

(Continued)
20.

NOTE 8 — INCOME TAXES

The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, consists of the following (in thousands):

                                                                2002            2001           2000
                                                                ----            ----           ----

     Current expense                                         $     1,567    $     1,781     $     1,829
     Deferred (benefit) expense                                      (88)          (170)           (100)
                                                             -----------    -----------     -----------

                                                             $     1,479    $     1,611     $     1,729
                                                             ===========    ===========     ===========

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows in (in thousands):

                                                                2002            2001           2000
                                                                ----            ----           ----

     Income tax at statutory rate                            $     1,681    $     1,832     $     2,021
     Tax exempt interest                                            (253)          (179)           (203)
     Other                                                            51            (42)            (89)
                                                             -----------    -----------     -----------

                                                             $     1,479    $     1,611     $     1,729
                                                             ===========    ===========     ===========

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities (in thousands):

                                                                                2002           2001
                                                                                ----           ----
     Deferred tax assets
         Allowance for loan losses                                          $       931     $       852
         Compensation                                                               177             167
         Other                                                                       91              66
                                                                            -----------     -----------
                                                                                  1,199           1,085
     Deferred tax liabilities
         Accretion                                                                  (13)            (11)
         Unrealized gain on securities available for sale                          (153)            (47)
         Depreciation                                                              (123)            (99)
         Other                                                                      (28)            (28)
                                                                            -----------     -----------
                                                                                   (317)           (185)
                                                                            -----------     -----------

                                                                            $       882     $       900
                                                                            ===========     ===========

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has determined that no valuation allowance is required at December 31, 2002 or 2001.

(Continued)
21.

NOTE 9 — BENEFIT PLANS

The Corporation has a noncontributory discretionary employee stock ownership plan (Plan) covering substantially all of its employees. It is a requirement of the plan to invest principally in the Corporation’s common stock. The contribution to the Plan in 2002, 2001 and 2000 was $88,000, $100,000 and $120,000, respectively.

The Corporation has also established a 401(k) Plan in which 50% of the employees’ contribution can be matched with a discretionary contribution by the Corporation up to a maximum of 6% of gross wages. The contribution to the 401(k) Plan for 2002, 2001 and 2000 was $100,000, $84,000 and $79,000, respectively.

NOTE 10 — STOCK PURCHASE AND OPTION PLANS

Director and Employee Plans

On December 26, 2001, the Corporation approved a plan to repurchase up to 50,000 shares of its common stock. The timing of the purchases and the actual number of shares purchased have been in market conditions. Shares have been repurchased from time to time in the open market or in privately negotiated transactions. Shares repurchased will be available for future issuance in the discretion of the Corporation’s Board of Directors. The Corporation repurchased 23,259 shares in 2002.

The Directors Stock Purchase Plan permits directors of the Corporation to purchase shares of common stock made available for purchase under the plan at the fair market value on the fifteenth day prior to the annual issuance date. The total number of shares issuable under this plan is limited to 9,600 shares in any calendar year.

The Retainer Stock Plan allows directors to elect to receive shares of common stock in full or partial payment of the director’s retainer fees and fees for attending meetings. The number of shares is determined by dividing the dollar amount of fees to be paid in shares by the market value of the stock on the first business day prior to the payment date.

The Executive Stock Bonus Plan permits the administrator of the plan to grant shares of the Corporation’s common stock to eligible employees. Any executive or managerial level employee is eligible to receive grants under the plan. The Board of Directors administers the plan.

(Continued)
22.

NOTE 10 — STOCK PURCHASE AND OPTION PLANS (Continued)

Dividend Investment Plan

The Automatic Dividend Reinvestment Plan (“DRIP”) permits enrolled shareholders to automatically use dividends paid on common stock to purchase additional shares of the Corporation’s common stock at the fair market value on the investment date. Any shareholder who is the beneficial or record owner of not more than 9.9% of the issued and outstanding shares of the Corporation’s common stock is eligible to participate in the plan.

Pursuant to a separate agreement with a family who collectively holds more than 9.9% of the Corporation’s stock on or prior to January 31 of each year beginning January 31, 1997, the Corporation is to advise the family, in a written notice, of the number of shares sold under the DRIP. Each family member will have the option, until February 28 of the same year, to purchase from the Corporation one-third of the total number of shares that would be sufficient to prevent the dilution to all family members as a group that result solely as a result of the DRIP shares. The purchase price under this agreement is the fair market value on December 31 of the year immediately preceding the year in which the written notice is given. Similarly, a reverse agreement exists which allows the corporation to redeem family shares to maintain the family ownership percentage in the event that stock repurchase activity more than offsets the shares available because of the DRIP.

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

(Continued)
23.

NOTE 10 — STOCK PURCHASE AND OPTION PLANS (Continued)

The following summarizes shares issued under the various plans:

                                                                 2002            2001           2000
                                                                 ----            ----           ----

     Automatic dividend reinvestment plan                           8,032         10,407          12,607
     Director stock purchase & retainer stock                         516              0           1,018
     Other issuance of stock                                        1,341          2,781           1,912
                                                                ---------      ---------       ---------

                                                                    9,889         13,188          15,537
                                                                =========      =========       =========

The following table summarizes stock option activity:

                                                                            Number of        Weighted
                                                                             Options       Average Price
                                                                             -------       -------------

     Options outstanding at January 1, 2000                                     17,904       $  24.77
     Options granted 2000                                                        1,767          39.58
                                                                              --------
     Options outstanding at December 31, 2000                                   19,671          26.09
     Options granted 2001                                                        3,244          25.13
     Options forfeited 2001                                                       (332)         30.80
                                                                              --------
     Options outstanding at December 31, 2001                                   22,583          25.89
     Options granted 2002                                                        2,947          26.50
     Options forfeited 2002                                                     (2,760)         29.36
                                                                              --------

     Options outstanding at December 31, 2002                                   22,770       $  26.21
                                                                              ========

(Continued)
24.

NOTE 10 — STOCK PURCHASE AND OPTION PLANS (Continued)

Information pertaining to options outstanding at December 31, is as follows:

                                                                         Weighted
                                                                          Average       Weighted
                                                          Number         Remaining       Average          Number
   Range of Exercise Price                              Outstanding        Life           Price         Exercisable
   -----------------------                              -----------        ----           -----         -----------

2002
----
     $15.00 - $20.00                                         6,624         3.79        $   17.44              6,624
     $20.00 - $30.00                                        10,409         7.30            24.78              4,416
     $30.00 - $40.00                                         5,497         7.02            37.59              3,864
     $40.00 - $50.00                                           240         6.50            45.00                240
                                                         ---------                                        ---------

     Outstanding at end of year                             22,770                                           15,144
                                                         =========                                        =========

Weighted average exercised price of
   exercisable at the end of the year                                                  $   25.16
                                                                                       =========

2001
----
     $15.00 - $20.00                                         7,728         4.75        $   17.35              7,728
     $20.00 - $30.00                                         8,014         7.31            23.94              4,968
     $30.00 - $40.00                                         6,601         8.00            37.45
     $40.00 - $50.00                                           240         7.51            45.00
                                                         ---------                                        ---------

     Outstanding at end of year                             22,583                                           12,696
                                                         =========                                        =========

2000
----
     Outstanding at end of year                             19,671                                            3,864
                                                         =========                                        =========

(Continued)
25.

NOTE 11 — REGULATORY MATTERS

The Corporation (on a consolidated basis) and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject. As of December 31, 2002 and 2001, the most recent notifications from Federal Deposit Insurance Corporation categorized the Corporation and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks’ category.

                                                                                                   To Be Well
                                                                         For Capital            Capitalized Under
                                                                          Adequacy              Prompt Corrective
                                                  Actual                   Purposes             Action Provisions
                                            Amount      Ratio         Amount      Ratio         Amount      Ratio
As of December 31, 2002                     ------      -----         ------      -----         ------      -----
-----------------------
Total Capital
  (to Risk Weighted Assets)
     Consolidated                       $    42,815     15.2%     $    22,538      8.0%      $    28,173    10.0%
     The State Bank                          27,663     11.2           19,680      8.0            24,600    10.0
     Davison State Bank                       4,347     13.3            2,619      8.0             3,274    10.0

Tier 1 Capital
  (to Risk Weighted Assets)
     Consolidated                            39,631     14.1           11,269      4.0            16,904     6.0
     The State Bank                          24,862     10.1            9,840      4.0            14,760     6.0
     Davison State Bank                       3,964     12.1            1,310      4.0             1,965     6.0

(Continued)
26.

NOTE 11 — REGULATORY MATTERS (Continued)

Tier 1 Capital (to Average Assets)
     Consolidated                            39,631     12.6           12,607      4.0            15,758     5.0
     The State Bank                          24,862      8.9           11,161      4.0            13,952     5.0
     Davison State Bank                       3,964      9.9            1,606      4.0             2,008     5.0

                                                                                                   To Be Well
                                                                         For Capital            Capitalized Under
                                                                          Adequacy              Prompt Corrective
                                                  Actual                   Purposes             Action Provisions
                                            Amount      Ratio         Amount      Ratio         Amount      Ratio
As of December 31, 2001                     ------      -----         ------      -----         ------      -----
-----------------------
Total Capital
  (to Risk Weighted Assets)
     Consolidated                       $    41,466     16.2%     $    20,440      8.0%      $    25,550    10.0%
     The State Bank                          35,072     15.2           18,473      8.0            23,091    10.0
     Davison State Bank                       3,123     12.3            2,024      8.0             2,531    10.0

Tier 1 Capital
  (to Risk Weighted Assets)
     Consolidated                            38,341     15.0           10,220      4.0            15,330     6.0
     The State Bank                          32,283     13.9            9,236      4.0            13,854     6.0
     Davison State Bank                       2,832     11.2            1,012      4.0             1,518     6.0

Tier 1 Capital (to Average Assets)
     Consolidated                            38,341     12.5           12,270      4.0            15,338     5.0
     The State Bank                          32,283     11.7           11,076      4.0            13,845     5.0
     Davison State Bank                       2,832      9.1            1,244      4.0             1,556     5.0

NOTE 12 — FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation’s financial instruments at December 31, are as follows (in thousands):

                                                                    2 0 0 2                       2 0 0 1
                                                                    -------                       -------
                                                           Carrying         Fair          Carrying         Fair
                                                            Amount          Value          Amount          Value
                                                            ------          -----          ------          -----
     Assets:
         Cash and cash equivalents                        $    30,562    $    30,562    $    41,838     $    41,838
         Securities - available for sale                       48,981         48,981         25,792          25,792
         Securities - held to maturity                         13,722         14,051         13,375          13,508
         FHLB stock                                               822            822            822             822
         Loans held for sale                                    5,509          5,565          1,710           1,729
         Loans                                                221,037        229,739        211,005         213,913
         Accrued interest receivable                            1,595          1,595          1,445           1,445

(Continued)
27.

NOTE 12 — FINANCIAL INSTRUMENTS (Continued)

     Liabilities:
         Deposits                                             295,869        297,219        265,270         268,384
         Short-term borrowings                                  1,500          1,500          2,100           2,100
         FHLB advances                                          1,124          1,305          1,138           1,132
         Accrued interest payable                                 551            551            738             738

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

Off-balance-sheet instruments
The Corporation’s off-balance-sheet instruments approximate their fair values.

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

(Continued)
28.

NOTE 12 — FINANCIAL INSTRUMENTS (Continued)

Short-term borrowings
The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

FHLB advances
Rates currently available for FHLB debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on management’s judgments regarding future expected loss experience, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year- end.

                                                                                 2002           2001
                                                                                 ----           ----

     Commitments to make loans (at market rates)                             $    26,528     $    21,096
     Unused lines of credit and letters of credit                                 52,795          41,359

Commitments to make loans are generally made for periods of 90 days or less. At December 31, 2002, $4,205,000 of the outstanding loan commitments had fixed interest rates ranging from 4.9% to 8.0% and maturities ranging from one year to five years.

(Continued)
29.

NOTE 13 — PARENT ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial information that follows presents the financial condition of Fentura Bancorp, Inc. (parent company only), along with the results of its operations and its cash flows.

CONDENSED BALANCE SHEETS
December 31 (in thousands)

                                                                                            2002           2001
                                                                                            ----           ----
     ASSETS
         Cash and cash equivalents                                                      $     7,780     $     3,200
         Securities available for sale, at market                                             2,964               0
         Other assets                                                                            63              27
         Investment in subsidiaries                                                          29,121          35,206
                                                                                        -----------     -----------

                                                                                        $    39,928     $    38,433
                                                                                        ===========     ===========

     STOCKHOLDERS' EQUITY
         Common stock                                                                   $    30,236     $    30,664
         Retained earnings                                                                    9,395           7,677
         Accumulated other comprehensive income (loss)                                          297              92
                                                                                        -----------     -----------

                                                                                        $    39,928     $    38,433
                                                                                        ===========     ===========

CONDENSED STATEMENTS OF INCOME
Years ended December 31 (in thousands)

                                                                            2002            2001           2000
                                                                            ----            ----           ----

     Interest on securities                                              $        37    $         0     $         0
     Gain on sale of securities                                                    0             26               0
     Dividends from subsidiaries                                              10,799          1,769           1,659
     Operating expenses                                                          (98)          (133)            (69)
     Equity in undistributed income of subsidiaries                           (7,289)         2,088           2,626
                                                                         -----------    -----------     -----------
     Income before income taxes                                                3,449          3,750           4,216
     Federal income tax expense (benefit)                                        (17)           (27)              0
                                                                         -----------    -----------     -----------

     Net income                                                          $     3,466    $     3,777     $     4,216
                                                                         -----------    -----------     -----------

(Continued)
30.

NOTE 13 - PARENT ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

                                                                            2002            2001           2000
                                                                            ----            ----           ----
     Cash flows from operating activities
         Net income                                                      $     3,466    $     3,777     $     4,216
         Gain on sale of securities                                                0            (26)              0
         Amortization                                                             21              0               0
         Change in other assets                                                  (37)            (1)              0
         Equity in undistributed income of subsidiary                          7,289         (2,088)         (2,626)
                                                                         -----------    -----------     -----------
              Net cash provided by operating activities                       10,739          1,662           1,590

     Cash flows provided by investing activities
         Sale of equity securities                                                 0            491               0
         Purchase of equity securities                                          (395)             0               0
         Sales and maturities of securities - AFS                              3,524              0               0
         Purchases of securities - AFS                                        (6,112)             0               0
         (Increase) decrease in land held in investment                            0              0             414
         Investment in subsidiary                                             (1,000)             0               0
                                                                         -----------    -----------     -----------
              Net cash provided by investing activities                       (3,983)           491             414

     Cash flows used in financing activities
         Dividends paid                                                       (1,748)        (1,748)         (1,659)
         Stock repurchase                                                       (719)             0               0
         Proceeds from stock issuance                                            291            343             462
                                                                         -----------    -----------     -----------
              Net cash used in financing activities                           (2,176)        (1,405)         (1,197)
                                                                         -----------    -----------     -----------

     Increase (decrease) in cash and cash equivalents                          4,580            748             807

     Cash and cash equivalents at beginning of year                            3,200          2,452           1,645
                                                                         -----------    -----------     -----------

     Cash and cash equivalents at end of year                            $     7,780    $     3,200     $     2,452
                                                                         ===========    ===========     ===========

(Continued)
31.

NOTE 14 — SUMMARY OF QUARTERLY FINANCIAL DATA – UNAUDITED

The unaudited quarterly results of operations for 2002, 2001 and 2000 are as follows (in thousands except per share data):

                                                             First         Second           Third         Fourth
                                                            Quarter        Quarter         Quarter        Quarter
                                                            -------        -------         -------        -------
2002
----
     Interest income                                      $     4,416    $     4,450    $     4,554     $     4,532
     Interest expense                                           1,559          1,376          1,400           1,387
     Provision for loan losses                                     33             69            107             217
     Noninterest income                                         1,056          1,161          1,389           1,788
     Noninterest expenses                                       3,034          3,080          3,102           3,037
     Income before income taxes                                   846          1,086          1,334           1,679
     Provision for income taxes                                   253            311            407             508
     Net income                                                   593            775            927           1,171

     Earnings per share
         Basic                                                    .34            .45            .53             .68
         Diluted                                                  .34            .45            .53             .68

2001
----
     Interest income                                      $     5,786    $     5,577    $     5,368     $     4,836
     Interest expense                                           2,619          2,362          2,239           1,871
     Provision for loan losses                                    138            255            179             179
     Noninterest income                                         1,028          1,339          1,345           1,651
     Noninterest expenses                                       2,899          2,957          3,135           2,709
     Income before income taxes                                 1,158          1,342          1,160           1,728
     Provision for income taxes                                   339            400            354             518
     Net income                                                   819            942            806           1,210

     Earnings per share
         Basic                                                    .48            .54            .47             .70
         Diluted                                                  .47            .54            .46             .70

(Continued)
32.

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

33.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Financial, Inc. (the Corporation), together with its subsidiaries, The State Bank and Davison State Bank (the Banks), for the years ended December 31, 2002, 2001, and 2000. The supplemental financial data included throughout this discussion should be read in conjunction with the primary financial statements presented on pages 2 through 30 of this report. It provides a more detailed and comprehensive review of operating results and financial position than could be obtained from a reading of the financial statements alone.

TABLE 1                                        Selected Financial Data
$ in thousands except per share data
  And ratios                                                    2002       2001       2000       1999       1998
-----------------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Income:
Interest Income                                              $17,952    $21,567    $23,327    $21,214    $21,440
Interest Expense                                               5,722      9,091      9,890      8,013      8,648
                                                           ------------------------------------------------------
Net Interest Income                                           12,230     12,476     13,437     13,201     12,792
Provision for Loan Losses                                        426        751        584        545        724
                                                           ------------------------------------------------------
Net Interest Income after Provision                           11,804     11,725     12,853     12,656     12,068
Total Other Operating Income                                   5,394      5,363      4,528      4,262      4,028
Total Other Operating Expense                                 12,253     11,700     11,436     11,136     10,548
                                                           ------------------------------------------------------
Income Before Income Taxes                                     4,945      5,388      5,945      5,782      5,548
Provision for Income Taxes                                     1,479      1,611      1,729      1,782      1,728
                                                           ------------------------------------------------------
Net Income                                                    $3,466     $3,777     $4,216     $4,000     $3,820
                                                           ======================================================
Net Income Per Share - Basic                                   $2.00      $2.18      $2.46      $2.36      $2.28
Net Income Per Share - Diluted                                 $2.00      $2.18      $2.45      $2.35      $2.28

Summary of Consolidated Balance Sheets:
Assets                                                      $340,483   $309,090   $292,890   $283,621   $275,047
Securities, including FHLB stock                              63,525     39,989     66,704     67,886     77,956
Loans, including loans held for sale                         229,730    215,840    195,295    191,246    172,413
Deposits                                                     295,869    265,270    248,656    247,051    241,105
Stockholders' Equity                                          39,928     38,433     35,754     31,865     30,022

Other Financial and Statistical Data:
Tier 1 Capital to Risk Weighted Assets                        14.10%     15.01%     14.96%     13.01%     13.30%
Total Capital to Risk Weighted Assets                         15.20%     16.23%     16.21%     14.26%     14.55%
Tier 1 Capital to Average Assets                              12.60%     12.50%     12.15%     11.15%     10.60%
Total Cash Dividends                                          $1,748     $1,748     $1,659     $1,586     $1,464
Book Value Per Share                                          $23.19     $22.15     $20.76     $18.68     $17.77
Cash Dividends Paid Per Share                                  $1.01      $1.01      $0.97      $0.93      $0.88
Period End Market Price Per Share                             $34.75     $25.50     $25.13     $36.87     $41.67
Dividend Pay-out Ratio                                        50.43%     46.28%     39.35%     39.65%     38.32%
Return on Average Stockholders' Equity                         8.78%     10.01%     12.56%     12.66%     13.19%
Return on Average Assets                                       1.10%      1.23%      1.42%      1.46%      1.45%
Net Interest Margin                                            4.46%      4.53%      5.07%      5.32%      5.28%
Total Equity to Assets at Period End                          11.73%     12.43%     12.21%     11.24%     10.92%

34.

RESULTS OF OPERATIONS
The Corporation achieved net income of $3,466,000 for the year of 2002. Net Income for 2002 decreased $311,000 or 8.2%. Net income decreased primarily due to interest rate drops during 2002. Contributing to the 2002 results was the increase in total noninterest income of $31,000 or 0.6%. Non-interest expense increased by $553,000 or 4.7%. The Corporation anticipates that the interest rate environment will remain steady or possibly increase in 2003, which should have a positive impact on operations.

Standard performance indicators used in the banking industry help management evaluate the Corporation’s performance. Two of these performance indicators are return on average assets and return on average equity. For 2002, 2001, and 2000 respectively, the Corporation posted a return on average assets of 1.10%, 1.23%, and 1.42%. Return on average equity was 8.78% in 2002, 10.01% in 2001, and 12.56% in 2000. Equity increased 3.9% in 2002, which will allow the Corporation to continue its growth strategy. Total assets increased $31 million in 2002, $16 million in 2001, and $9 million in 2000. Basic earnings per share were $2.00 in 2002, $2.18 in 2001, and $2.46 in 2000.

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

Table 2 summarizes the changes in net interest income resulting from changes in volume and rates for the years ended December 31, 2002 and 2001. Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the last three years are shown in Table 3. Tax equivalent interest income decreased by $220,000 in 2002, or 1.7% and by $979,000 or 7.1% in 2001. The primary factor contributing to the decrease in net interest income was the eleven prime rate cuts during 2001, followed by another cut in late 2002, which reduced interest income more than the reduction in interest expense.

As indicated in Table 3, for the year ended December 31, 2002, the Corporation’s net interest margin was 4.46% compared with 4.53% and 5.07% for the same period in 2001 and 2000 respectively, and continues to remain substantially above peer performance. The slight decrease in 2002 is due to lower earning asset yields due to the cuts in the prime rate. The decrease in margin in 2001 is attributable to a decrease in the Corporation’s earning assets yields due to the cuts in the prime rate. Cost of funding decreased in response to decreases in treasury rates and local competitor’s rates.

Average earning assets decreased 0.3% in 2002. Average earning assets increased 4.0% in 2001, and 7.4% in 2000. Loans, the highest yielding component of earning assets, represented 77.2% of earning assets in 2002, compared to 71.1% in 2001 and 72.3% in 2000. Average interest bearing liabilities increased 0.9% in 2002, 1.4% in 2001, and 7.0% in 2000. Non-interest bearing deposits amounted to 15.5% of average earning assets in 2001 compared with 13.7% in 2001 and 13.1% in 2000.

35.

TABLE 2                             Changes in Net Interest Income
                                   Due to Changes in Average Volume
                                        and Interest Rates
                                      Years Ended December 31,

                                                   INCREASE (DECREASE)        INCREASE (DECREASE)
                                                          2002                       2001
                                                         DUE TO:                    DUE TO:
                                              --------------------------------------------------------
                                                          YIELD/                     YIELD/
(000's omitted)                                    VOL      RATE   TOTAL      VOL      RATE     TOTAL
------------------------------------------------------------------------------------------------------
TAXABLE SECURITIES                              ($903)    ($477) ($1,380)  ($625)    ($256)    ($881)
TAX-EXEMPT SECURITIES                              209     (269)     (60)       4      (36)      (32)
FEDERAL FUNDS SOLD                               (124)     (464)    (588)   1,022     (739)       283

TOTAL LOANS                                      1,172   (2,838)  (1,666)     420   (1,658)   (1,238)
LOANS HELD FOR SALE                                111       (6)      105      92       (2)        90
                                              --------------------------------------------------------

                         TOTAL EARNING ASSETS      465   (4,054)  (3,589)     913   (2,691)   (1,778)

INTEREST BEARING DEMAND DEPOSITS                   100     (286)    (186)    (68)      (74)     (142)
SAVINGS DEPOSITS                                   326   (1,048)    (722)     217     (632)     (415)
TIME CDs $100,000 AND OVER                       (467)     (305)    (772)    (11)     (237)     (248)
OTHER TIME DEPOSITS                              (454)   (1,201)  (1,655)     450        47       497
OTHER BORROWINGS                                   (9)      (25)     (34)   (478)      (13)     (491)
                                              --------------------------------------------------------

           TOTAL INTEREST BEARING LIABILITIES    (504)   (2,865) (3,369)      110     (909)     (799)
                                              --------------------------------------------------------

                          NET INTEREST INCOME     $969  ($1,189)  ($220)     $803  ($1,782)    ($979)
                                              ========================================================

36.

TABLE 3                                                   Summary of Net Interest Income
(000's omitted)                                              Years Ended December 31,

                                           2002                          2001                            2000

ASSETS                          AVG BAL   INC/EXP  YIELD      AVG BAL   INC/EXP  YIELD        AVG BAL   INC/EXP  YIELD
                                ---------------------------------------------------------------------------------------
 Securities:
   U.S. Treasury and
     Government Agencies          21,800      788   3.61%       38,674    2,253    5.83%        50,884    3,244   6.38%
   State and Political (1)        17,387      976   5.61%       14,471    1,036    7.16%        14,298    1,068   7.47%
   Other                           4,667      258   5.53%        3,472      173    4.98%         1,086       63   5.80%
                                --------------------------    ---------------------------     --------------------------
   Total Securities               43,854    2,022   4.61%       56,617    3,462    6.11%        66,268    4,375   6.60%
   Fed Funds Sold                 20,904      338   1.62%       24,129      926    3.84%         9,306      643   6.91%

 Loans:
   Commercial                    137,622    9,868   7.17%      122,712   10,557    8.60%       105,276   10,120   9.61%
   Tax Free (1)                    4,095      279   6.81%        1,021       73    7.12%           618       52   8.34%
   Real Estate-Mortgage           13,504    1,044   7.73%       12,857    1,162    9.85%        23,552    2,130   9.04%
   Consumer                       60,568    4,619   7.63%       65,635    5,684    8.66%        68,342    6,412   9.38%
                                --------------------------    ---------------------------     --------------------------
 Total loans                     215,789   15,810   7.33%      202,225   17,476    8.64%       197,788   16,881   9.46%
 Allowance for Loan Loss         (3,127)                       (3,050)                         (3,157)
 Net Loans                       212,662   15,810   7.43%      199,175   17,476    8.77%       194,631   18,714   9.61%
                                --------------------------    ---------------------------     --------------------------
Loans Held for Sale                3,294      209   6.34%        1,595      104    6.52%           184       14   7.61%
                                --------------------------    ---------------------------     --------------------------
 TOTAL EARNING ASSETS           $283,841  $18,379   6.47%     $284,566  $21,968    7.72%      $273,546  $23,746   8.68%
                                ----------------------------------------------------------------------------------------
 Cash Due from Banks              15,648                        11,466                          12,202
 All Other Assets                 18,807                        13,880                          13,390
                                ---------                     ---------                       ---------
TOTAL ASSETS                    $315,169                      $306,862                        $295,981
                                ---------                     ---------                       ---------

LIABILITIES & SHAREHOLDERS' EQUITY:
  Deposits:
   Interest bearing - DDA         42,637      405   0.95%       36,457      591    1.62%        40,199      733   1.82%
   Savings Deposits               85,746    1,174   1.37%       73,151    1,896    2.59%        66,890    2,311   3.45%
   Time CD's $100,000 and Over    24,305    1,022   4.20%       32,847    1,794    5.46%        33,025    2,042   6.18%
   Other Time CD's                75,114    3,022   4.02%       83,197    4,677    5.62%        75,124    4,180   5.56%
                                --------------------------    ---------------------------     --------------------------
 Total Interest Bearing
   Deposits                      227,802    5,623   2.47%      225,652    8,958    3.97%       215,238    9,266   4.31%
 Other Borrowings                  2,081       99   4.76%        2,240      133    5.94%         9,509      624   6.56%
                                --------------------------    ---------------------------     --------------------------
INTEREST BEARING LIABILITIES    $229,883   $5,722   2.49%     $227,892   $9,091    3.99%      $224,747   $9,890   4.40%
                                ----------------------------------------------------------------------------------------
 Non-interest bearing - DDA       43,908                        39,014                          35,711
 All Other Liabilities             1,885                         2,237                           1.958
 Shareholders Equity              39,493                        37,719                          33,565
                                ---------                     ---------                       ---------
TOTAL LIABILITIES and S/H
   EQUITY                       $315,169                      $306,862                        $295,981

                                ---------         --------    ---------         ---------     ---------         --------
Net Interest Rate Spread                            3.98%                          3.73%                          4.28%
Net Interest Income/Margin                $12,657   4.46%               $12,877    4.53%                $13,856   5.07%
                                         =================             ==================              =================

(1) – Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

37.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb probable incurred losses in the loan portfolio. The Corporation’s methodology in determining the adequacy of the allowance includes a review of individual loans, size and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. At December 31, 2002, the allowance for loan losses was $3,184,000 or 1.42% of total loans. This compares with $3,125,000 or 1.46% at December 31, 2001 and $2,932,000, or 1.50%, at December 31, 2000. The Corporation has lowered the allowance for loan losses as a percent of total loans because of an improvement in overall asset quality.

The provision for loan losses was $426,000 in 2002 and $751,000 and $584,000 in 2001 and 2000 respectively. The decrease in the provision in 2002 reflects management’s effort to maintain adequate reserves commensurate with loan growth. In 2002, loans charged-off had a modest increase due to some non-performing commercial loans. In 2001, loans charged-off decreased, due to a non-repetitive, substantial charge-off on non-performing commercial loans in 2000 and an increase in loans charged-off in the indirect loan portfolio in 2000. This increased charge-off level resulted in an increase in provision for loan losses in 2001.

Table 4 summarizes loan losses and recoveries from 1998 through 2002. During 2002 the Corporation experienced net charge-offs of $367,000, compared with net charge-offs of $558,000 and $613,000 in 2001 and 2000, respectively. The net charge-off ratio is the net of charge-off loans minus the recoveries from loans divided by gross loans. Accordingly, the net charge-off ratio for 2002 was .16% compared to .28% and .31% at the end of 2001 and 2000, respectively. The net charge-off ratio decreased due to an increase in commercial recoveries in 2002. The net charge-off ratio decreased slightly due to fewer charge-offs from the commercial and consumer portfolios in 2001. The net charge-off ratio increased in 2000 primarily due to a write down on a non-performing commercial loan.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to meet normal credit risks in the loan portfolio. The Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that may not be performing as agreed. Because of these factors and the uncertainty of economic conditions, management expects to maintain the current level of the allowance for loan losses as a percentage of gross loans in 2003. Non-performing loans are discussed further in the section titled “Non-Performing Assets”.

TABLE 4
Analysis of the Allowance for Loan Losses               Years Ended December 31,
(000's omitted)                                2002     2001       2000      1999      1998
--------------------------------------------------------------------------------------------
Balance Beginning of Period                  $3,125   $2,932     $2,961    $2,955    $2,955
                                          --------------------------------------------------
Charge-offs:
    Commercial, Financial and
      Agricultural                            (329)    (226)      (284)      (72)     (454)
    Real Estate-Construction                      0        0          0         0         0
    Real Estate-Mortgage                        (7)        0          0       (2)      (77)
    Installment Loans to Individuals          (510)    (487)      (522)     (377)     (537)
                                          --------------------------------------------------
      Total Charge-offs                       (846)    (713)      (806)     (451)   (1,068)
                                          --------------------------------------------------
Recoveries:
    Commercial, Financial and
      Agricultural                              344       28        107        13        43
    Real Estate-Construction                      0        0          0         0         0
    Real Estate-Mortgage                          0        0          0         0        37
    Installment Loans to Individuals            135      125         86        71        92
                                          --------------------------------------------------
Total Recoveries                                479      155        193        84       172
                                          --------------------------------------------------
Net Charge-offs                               (367)    (558)      (613)     (367)     (896)
                                          --------------------------------------------------
Provision                                       426      751        584       545       724
                                          --------------------------------------------------
Balance at End of Period                     $3,184   $3,125     $2,932    $2,961    $2,783
                                          ==================================================
Ratio of Net Charge-Offs During the Period    0.16%    0.28%      0.31%     0.19%     0.55%

38.

NON-INTEREST INCOME
Non-interest income was $5,394,000 in 2002, $5,363,000 and $4,528,000 in 2001 and 2000 respectively. These amounts represent an increase of 0.6% in 2002 compared to 2001 and an increase of 18.4% comparing 2001 to 2000.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $2,594,000 in 2002, compared to $2,286,000 and $1,915,000 in 2001 and 2000 respectively. This is an increase of $308,000 or 13.5% in 2002 and a increase of $371,000 or 19.4% in 2001. In 2002, the increase was due to a new overdraft privilege product and an increase in business deposit account service charges. The increase in 2001 was due to higher overdraft charges and deposit account service charges being higher due to deposit growth. The decrease in 2000 is attributable to higher individual checking and saving account balances offsetting service charges.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $1,009,000 in 2002, $659,000 in 2001, and $179,000 in 2000. The 53.1% increase in 2002 is due to the increase in mortgage loan production because of the lowest interest rates in thirty years. The 268.2% increase in 2001 is due to the increase in mortgage loan production caused by an increase in new home purchases and refinancing activity due to low mortgage interest rates. The Corporation sells the majority of the mortgage loans originated in the secondary market on a servicing released basis; thus the Corporation did not receive mortgage-servicing fees in 2002 or 2001.

Trust income decreased $26,000 in 2002 to $540,000 compared to $566,000 in 2001 and $695,000 in 2000. The 4.6% decrease in 2002 is due to portfolio turnover and the decline in market value of these assets. The decrease in 2001 was due to drop in assets under management and market value of these assets.

In 2002, the Corporation did not recognize a gain on security transactions compared to $674,000 gain on security transactions in 2001, and no gains in 2000. In 2001, these gains were a result of several transactions wherein the Corporation sold investment securities and reinvested in issues, which will provide greater total income potential.

Other income and fees includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other income and fees were $1,251,000 in 2002 compared to $1,178,000 and $1,108,000 in 2001 and 2000 respectively. The increase in 2002 is due to an increase cash surrender value of bank owned life insurance. The increase in 2001 is due to an increase in income from the sale of official checks.

39.

NON-INTEREST EXPENSE
Total non-interest expense was $12,253,000 in 2002 compared to $11,700,000 in 2001 and $11,436,000 in 2000. This is an increase of 4.7% in 2002 and 2.3% in 2001.

Salaries and employee benefits, the Corporation’s largest operating expense category, were $6,454,000 in 2002, compared with $5,988,000 in 2001, and $5,801,000 in 2000. Increased costs are a result of annual salary increases, increases in health care expenses and staff additions in connection with a new branch office in Grand Blanc.

In 2002, equipment expenses were $1,563,000 compared to $1,411,000 in 2001 and $1,552,000 in 2000, an increase of 10.8% in 2002 and a decrease of 9.1% in 2001. The increase is attributable to equipment maintenance costs increasing due to more equipment to cover and increase in equipment depreciation. Equipment maintenance expense decreased due to better-negotiated contracts in 2001.

Occupancy expenses associated with the Corporation’s facilities were $1,061,000 in 2002 compared to $886,000 in 2001 and $784,000 in 2000. In 2002, this was an increase of 19.8% and in 2001 an increase of 13.0%. The increase in 2002 is due to the expenses associated with the opening of the new Silver Parkway office and the opening of the second Grand Blanc office of The State Bank. The increase in 2001 is due to the opening of the new main office of Davison State Bank and the new Grand Blanc office of The State Bank.

Office supplies were $305,000 in 2002 compared to $300,000 in 2001 and $ 311,000 in 2000. In 2002, this was an increase of 1.7% and in 2001 a decrease of 3.5%. The slight increase in 2002 is attributable to a modest increase in purchases of various normal office supplies. The decrease in 2001 was due to the reduction of office supplies expenses from 2000 where expenses were higher for the initial supplies for the new Davison State Bank.

Loan and collection expenses were $183,000 in 2002 compared to $178,000 in 2001, and $289,000 in 2000. The slight increase in 2002 of 2.8% was due to the increase in filing and recording fees due to the growth in the loan portfolio. The decrease in 2001 of $111,000 or 38.4% was due to the decrease in dealer service fees paid in connection with indirect auto lending.

Advertising expenses were $315,000 in 2002 compared to $320,000 in 2001, and $263,000 in 2000. The slight decrease in 2002 of $5,000 or 1.6% was due to a reduction in other promotional materials. The increase of $57,000 or 21.7% in 2001was due to the promotion of the new Davison State Bank and the promotion of the new Grand Blanc office of The State Bank.

The makeup of other professional fees includes audit fees, consulting fees, legal fees, and various other professional services. Other professional services were $1,100,000 in 2002 compared to $1,144,000 in 2001, and $1,000,000 in 2000. The decrease in 2002 of $44,000 or 3.8% was due to lower consulting fees. The increase of $144,000 or 14.4% in 2001 was attributable to the costs of researching a potential stock offering for Davison State Bank and increases in audit and legal fees for both banks.

Other general and administrative expenses were $1,272,000 in 2002 compared to $1,473,000 in 2001, and $1,436,000 in 2000. The decreases in these expenses were due to lower other losses from charged off accounts and lower correspondent bank charges in 2002. These expenses were higher in 2001 because of an increase in other losses from charged off accounts and increases in check processing costs.

40.

FINANCIAL CONDITION
Proper management of the volume and composition of the Corporation’s earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. The Corporation’s securities portfolio is structured to provide a source of liquidity through maturities and to generate an income stream with relatively low levels of principal risk. The Corporation does not engage in securities trading. Loans comprise the largest component of earning assets and are the Corporation’s highest yielding assets. Client deposits are the primary source of funding for earning assets while short-term debt and other sources of funds could be utilized if market conditions and liquidity needs change.

The Corporation’s total assets averaged $315 million for 2002 exceeding 2001‘s average of $307 million by $8 million or 2.6%. Average loans comprised 68.5% of total average assets during 2002 compared to 65.9% in 2001. Loans grew $13.6 million on average with commercial loans leading the advance by $14.9 million or 12.2%. The ratio of average non-interest bearing deposits to total deposits was 16.2% in 2002 compared to 14.7% during 2001. Interest bearing deposits comprised 99.1% of total average interest bearing liabilities during 2002, increased from 99.0% during 2001. The Corporation’s year end total assets were $340 million for 2002 up from $309 million in 2001. The increase was due to the higher loan demand and an increase in securities funded by deposit growth in 2002.

SECURITIES PORTFOLIO
Securities totaled $62,703,000 at December 31, 2002 compared to $39,167,000 at December 31, 2001. This was an increase of $23,536,000 or 60.1%. The increase in 2002 resulted principally from the purchasing new securities to replace the securities sold in December 2001 and purchasing of new securities throughout the year. At December 31, 2002 these securities comprised 21.4% of earning assets, up from 14.1% at December 31, 2001. The Corporation considers all of its securities as available for sale except for Michigan tax-exempt securities, which are classified as held to maturity. Increases in loan balances from new loan growth in excess of the amount of deposit growth, coupled with the increase in securities in 2002 accounts for the decrease in federal funds sold. Fed funds sold were $10,300,000 at December 31, 2002 compared with $22,800,000 at December 31, 2001.

The Corporation’s present policies with respect to the classification of securities are discussed in Note 1 to the Consolidated Financial Statements. As of December 31, 2002, the estimated aggregate fair value of the Corporation’s securities portfolio was $779,000 above amortized cost. At December 31, 2002 gross unrealized gains were $816,000 and gross unrealized losses were $36,000. A summary of estimated fair values and unrealized gains and losses for the major components of the securities portfolio is provided in Note 3 to the Consolidated Financial Statements. Yields on municipal securities presented in Table 5 below have not been tax effected.

TABLE 5
Analysis and Maturities of Securities
                                 Amortized      Fair
(000's omitted)                    Cost         Value       Yield
----------------------------------------------------------------------
AVAILABLE FOR SALE

U.S. Agencies
  One year or less                    $4,018       $4,085       3.65%
  Over one through five years         22,761       22,836       2.24%
  Over five through ten years          2,104        2,106       2.53%
  Over ten years                           0            0       0.00%
                               ---------------------------
    Total                             28,883       29,027

Mortgage-Backed
  One year or less                        $0           $0       0.00%
  Over one through five years              0            0       0.00%
  Over five through ten years            603          630       4.41%
  Over ten years                       6,298        6,463       4.41%
                               ---------------------------
    Total                              6,901        7,093

41.

State and Political
  One year or less                    $2,529       $2,532       1.95%
  Over one through five years          2,887        2,911       2.08%
  Over five through ten years            265          271       2.70%
  Over ten years                       3,640        3,674       2.70%
                               ---------------------------
    Total                              9,321        9,388

Corporate Bonds
  One year or less                    $2,014       $2,025       3.63%
  Over one through five years          1,017        1,053       5.80%
  Over five through ten years              0            0       0.00%
  Over ten years                           0            0       0.00%
                               ---------------------------
    Total                              3,031        3,078

Equity Securities                       $395         $395

HELD TO MATURITY

State and Political
  One year or less                    $6,111       $6,125       2.17%
  Over one through five years          3,547        3,720       4.15%
  Over five through ten years          2,267        2,366       4.74%
  Over ten years                       1,797        1,840       4.93%
                               ---------------------------
    Total                             13,722       14,051

Total Securities                     $62,253      $63,032

LOAN PORTFOLIO
The Corporation extends credit primarily within in its local markets in Genesee, Oakland, and Livingston counties. The Corporation’s commercial loan portfolio is widely diversified with no concentration within a single industry that exceeds 10% of total loans. The Corporation’s respective loan portfolio balances are summarized in Table 6.

Total loans increased $10,085,000 at December 31, 2002, with total loans comprising 75.6% of earning assets as compared to 76.5% of December 31, 2001 earning assets. Local economic conditions remained reasonably steady throughout 2002. The steadiness of the local economy supported continued commercial business growth including commercial development. Accordingly, the Corporation experienced strong demand for commercial loans. In 2002, commercial loans increased approximately $10,668,000 to $129,562,000 or 9.0%. Additionally, real estate construction and development loans increased $1,598,000 or 6.3% to $27,032,000 at December 31, 2002. Consumer loans decreased in 2002 approximately $2,908,000 due to decrease in indirect loans. In 2001, real estate construction and development loans increased $7,963,000 or 46% to $25,434,000 at December 31, 2001. Consumer loans decreased modestly in 2001.

Management expects the local economy to support continued growth and development in 2003 and will aggressively seek out new loan opportunities while continuing to maintain sound credit quality.

42.

TABLE 6
Loan Portfolio
December 31,
(000's omitted)                      2002          2001         2000          1999          1998
-----------------------------------------------------------------------------------------------------
Commercial                            $129,562     $118,894      $101,925       $92,896      $78,832
Real estate - construction              27,032       25,434        17,471        12,481        9,010
Real estate - mortgage                  11,944       11,158        10,514        21,409       11,641
Consumer                                55,683       58,644        65,198        64,280       62,423
                                 --------------------------------------------------------------------
  Total                               $224,221     $214,130      $195,108      $191,066     $161,906
                                 ====================================================================

The Corporation originates primarily residential and commercial real estate loans, commercial, construction, and consumer loans. The Corporation estimates that 80% of the loan portfolio is based in Genesee and Livingston counties within southeast Michigan. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area

TABLE 7
Maturities of the Loan Portfolio by Loan Type

December 31, 2002                         Within       One-        After
(000's omitted)                            One         Five         Five
                                           Year        Years       Years         Total
                                           ----        -----       -----         -----
Commercial                             $ 38,206    $  77,795    $ 13,561     $ 129,562
Real estate - construction               21,036        5,996           0        27,032
Real estate - mortgage                    3,304        3,676       4,964        11,944
Consumer                                  8,294       28,872      18,517        55,683
                                       --------    ---------    --------     ---------
                                       $ 70,840    $ 116,339    $ 37,042     $ 224,221
                                       ========    =========    ========     =========

TABLE 8
Maturities of the Loan Portfolio by Rate Categories

December 31, 2002                         Within       One-        After
(000's omitted)                            One         Five         Five
                                           Year        Years       Years         Total
                                           ----        -----       -----         -----
Loans:
    Fixed Rate                         $ 27,924    $  78,693    $ 19,070     $ 125,687
    Variable Rate                        42,916       37,646      17,972        98,534
                                       --------    ---------    --------     ---------
                                       $ 70,840    $ 116,339    $ 37,042     $ 224,221
                                       ========    =========    ========     =========

Credit risk is managed via specific credit approvals and monitoring procedures. The Corporation’s outside loan review function examines the loan portfolio on a periodic basis for compliance with credit policies and for identification of problem loans. These procedures provide management with information for setting appropriate direction and taking corrective action as needed.

The Corporation closely monitors its construction and commercial mortgage loan portfolios. Construction loans at December 31, 2002, which comprised 12.1% of total loans, totaled $27,032,000 as compared to $25,434,000 and $17,471,000 at the end of 2001 and 2000 respectively.

The construction and commercial real estate loan properties are located principally in the Corporation’s local markets. Included are loans to various industries and professional organizations. The Corporation believes that these portfolios are well diversified and do not present a significant risk to the institution.

43.

NON-PERFORMING ASSETS
Non-performing assets include loans on which interest accruals have ceased, loans which have been re-negotiated, real estate acquired through foreclosure, and loans past due 90 days or more and still accruing. Table 9 represents the levels of these assets at December 31, 1998 through 2002.

Total non-performing assets increased slightly at December 31, 2002 compared to 2001 due to an increase in non-accrual loans and an increase in other real estate owned and other non-performing assets. The improvement in total non-performing assets at December 31, 2001 compared to 2000 is attributable to reduction in non-accrual and past due loans accruing over 90 days. This is due to the improvement in loan quality over the past few years.

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

TABLE 9
Non-Performing Assets and Past Due Loans  (000's omitted)
                                                                  December 31,
                                             2002         2001         2000           1999      1998
                                         ----------------------------------------------------------------
Non-Performing Loans:
  Loans Past Due 90 Days or More & Still
    Accruing                                      $72         $186         $489        $240         $168
  Non-Accrual Loans                               512          321          731         859        1,102
  Renegotiated Loans                                0            0            0           6            7
                                         ----------------------------------------------------------------
    Total Non-Performing Loans                    584          507        1,220       1,105        1,277
                                         ----------------------------------------------------------------
Other Non-Performing Assets:
  Other Real Estate                               110            0            0         288          172
  Other Real Estate Owned in Redemption           164            0            0         179           96
  Other Non-Performing  Assets                     92           10          159          56           39
                                         ----------------------------------------------------------------
    Total Other Non-Performing Assets             366           10          159         523          307
                                         ----------------------------------------------------------------
Total Non-Performing Assets                      $950         $517       $1,379      $1,628       $1,584
                                         ================================================================
Non-Performing Loans as a % of
  Total Loans                                   0.26%        0.24%        0.63%       0.58%        0.79%
Non-Performing Assets as a % of
  Total Loans and Other Real Estate             0.42%        0.25%        0.71%       0.85%        0.98%
Allowance for Loan Losses as a % of
  Non-Performing Loans                        545.21%      616.37%      240.33%     267.96%      217.93%
Accruing Loans Past Due 90 Days or
  More to Total Loans                           0.03%        0.09%        0.25%       0.13%        0.10%
Non-performing Assets as a % of
  Total Assets                                  0.28%        0.17%        0.47%       0.57%        0.58%

Table 10 reflects the allocation of the allowance for loan losses and is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. The Corporation does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified. Table 10 also reflects the percentage ratio of outstanding loans by category to total loans at the end of the respective year.

44.

TABLE 10
Allocation of the Allowance for Loan Losses
                              2002               2001            2000              1999             1998
December 31,                        Loan             Loan              Loan             Loan              Loan
(000's omitted)           Amount     %      Amount     %     Amount     %      Amount     %     Amount     %
-----------------------------------------------------------------------------------------------------------------
Commercial and             $2,222   69.84%   $2,121  67.40%   $1,645   58.69%   $1,682  53.19%   $1,270   51.69%
construction
Real estate mortgage           65    5.33%       60   5.21%       94    7.89%      144  13.17%      130    9.76%
Consumer                      897   24.83%      819  27.39%      890   33.42%      963  33.64%      983   38.49%
Unallocated                     0               125              303               172              400
-----------------------------------------------------------------------------------------------------------------
  Total                    $3,184  100.00%   $3,125 100.00%   $2,932  100.00%   $2,961 100.00%   $2,783  100.00%
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

Certain of the Corporation’s non-performing loans included in Table 9 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated substandard or worse are also measured for impairment. Impairment losses are adequately covered by the provision for loan losses. The policy does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the impaired loan data in the following paragraphs.

At December 31, 2002, loans considered to be impaired totaled $2,403,000. All amounts included within impaired loans required specific allowance. The average recorded investment in impaired loans was $2,642,000 in 2002. The interest income recognized on impaired loans based on cash collections totaled $72,000 during 2002.

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

DEPOSITS
--------
TABLE 11
Average Deposits
Years Ended December 31,      2002             2001              2000              1999              1998
                        Average  Average  Average Average  Average  Average  Average  Average  Average  Average
(000's omitted)         Balance    Rate   Balance   Rate   Balance    Rate   Balance   Rate    Balance    Rate
-----------------------------------------------------------------------------------------------------------------
Non-int. bearing demand  $43,908          $39,014           $35,711           $29,912           $27,202
Interest-bearing demand   42,637    0.95%  36,457    1.62%   40,199    1.82%   41,996   1.70%    35,982    2.12%
Savings                   85,746    1.37%  73,151    2.59%   66,890    3.45%   66,141   2.94%    62,172    2.88%
Time                      99,419    4.07% 116,044    5.58%  108,149    5.75%  100,053   5.23%   104,529    5.68%
                        -----------------------------------------------------------------------------------------
  Total                 $271,710    2.07% $264,666   3.38% $250,949    3.69% $238,102   3.31%  $229,885    3.69%
                        =========================================================================================

45.

The Corporation’s average deposit balances and rates for the past five years are summarized in Table 11. Total average deposits were 2.7% higher in 2002 as compared to 2001. Deposit growth was derived primarily from increases in non-interest bearing demand, and savings deposits. Interest-bearing demand deposits comprised 15.7% of total deposits while savings deposits comprised 31.6% of total deposits.

As of December 31, 2002 certificates of deposit of $100,000 or more accounted for approximately 11.3% of total deposits compared to 8.5% at December 31, 2001. The maturities of these deposits are summarized in Table 12.

TABLE 12
Maturity of Time Certificates of Deposit of $100,000 or More

                               December 31, December 31,
(000's omitted)                    2002         2001
----------------------------------------------------------
Three months or less                  $9,701      $12,309
Over three through six months          3,110        4,004
Over six through twelve months         7,532        1,768
Over twelve months                    13,197        4,516
                               ---------------------------
  Total                              $33,540      $22,597
                               ===========================

FEDERAL INCOME TAXES
The Corporation’s effective tax rate was 29.9% for 2002, 29.9% for 2001 and 29.1% for 2000. The principal difference between the effective tax rates and the statutory tax rate of 34% is the Corporation’s investment in securities and loans, which provide income exempt from federal income tax. Additional information relating to federal income taxes is included in Note 8 to the Consolidated Financial Statements.

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

Liquidity maintenance, together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Corporation’s deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in 2002, 2001, and 2000. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased), while the security portfolio provides secondary liquidity along with FHLB advances. As of December 31, 2002 federal funds sold represented 3.0% of total assets, compared to 7.4% at the end of 2001. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

46.

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

The Corporation had cash flows from financing activities resulting primarily from the inflow of savings deposits and short-term borrowings. In 2002, these deposits increased $30,599,000 and these borrowings decreased $600,000. Cash used by investing activities was $40,004,000 in 2002 compared to cash provided of $5,321,000 in 2001. The change in investing activities is due to the purchasing of securities in 2002 compared to sales and calls of securities in 2001.

CAPITAL RESOURCES
Management closely monitors capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “well capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 10%, 6%, and 5% respectively. At December 31, 2002, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company as defined by federal law.

Total shareholders’ equity rose 3.9% to $39,928,000 at December 31, 2002, compared with $38,433,000 at December 31, 2001. The Corporation’s equity to asset ratio was 11.7% at December 31, 2002, compared to 12.4% at December 31, 2001. The increase in the amount of capital was obtained through retained earnings. In 2002, the Corporation paid the same dividend as in 2001 at $1.01 per share.

At December 31, 2002, the Corporation’s tier 1 and total risk-based capital ratios were 14.1% and 15.2%, respectively, compared with 15.0% and 16.2% in 2001. The decrease in the risk-based capital ratios is largely due to the increase in loan volume and the increase in the security portfolio. The Corporation’s tier 1 leverage ratio was 12.6% at December 31, 2002 compared with 12.5% at December 31, 2001. This increase in the leverage ratio was due to the increase in capital.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. Throughout 2002, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s substantially influenced market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures were managed in 2002 compared to 2001.

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

The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2002. The table shows expected cash flows from market sensitive instruments for each of the next five years and thereafter. The expected maturity date values for loans and securities (at amortized cost) were calculated without adjusting the instruments’ contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for re-pricing. The Corporation believes that re-pricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table.

47.

   TABLE 13
   Rate Sensitivity of Financial Instruments
   (000's omitted)                  2002      2003      2004     2005     2006   Thereafter   Total     Fair
                                                                                                        Value
   -------------------------------------------------------------------------------------------------------------
           Rate Sensitive Assets:
        Fixed interest rate loans   $27,924   $23,447  $22,125  $19,706  $13,415    $19,070  $125,687  $128,510
            Average interest rate     6.39%     7.43%    6.84%    5.35%    6.25%      4.82%
     Variable interest rate loans   $48,425   $10,987   $7,568   $7,708  $11,383    $17,972  $104,043  $106,794
            Average interest rate     5.89%     5.56%    5.60%    5.22%    5.01%      5.09%
   Fixed interest rate securities   $15,148    $2,784  $15,593   $4,906   $5,064    $11,104   $54,599   $54,928
            Average interest rate     3.35%     5.17%    4.24%    4.53%    6.97%      5.46%
Variable Interest rate securities                                         $2,000     $6,104    $8,104    $8,104
            Average interest rate                                          2.42%      5.69%
                       FHLB Stock      $822                                                      $822      $822
            Average interest rate     6.00%
    Other interest bearing assets   $10,300                                                   $10,300   $10,300
            Average interest rate     1.62%

      Rate Sensitive Liabilities:
        Interest-bearing checking   $51,194                                                   $51,194   $51,194
            Average interest rate     0.95%
                          Savings   $91,972                                                   $91,972   $91,972
            Average interest rate     2.37%
                             Time   $58,246   $19,462  $11,982   $1,431  $16,579       $128  $107,828  $109,178
            Average interest rate     2.77%     3.23%    4.53%    4.83%    4.67%      3.03%
            Short term borrowings    $1,500                                                    $1,500    $1,500
            Average interest rate     1.21%
                    FHLB advances       $16       $17      $18      $20      $21     $1,032    $1,124    $1,305
            Average interest rate     7.34%     7.34%    7.34%    7.34%    7.34%      7.34%

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

Table 14 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of December 31, 2002, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

48.

TABLE 14                                     Gap Analysis
                                          December 31, 2002
                                                      Within       Three      One to       After
                                                       Three     Months-        Five        Five
(000's Omitted)                                       Months    One Year       Years       Years       Total
-------------------------------------------------------------------------------------------------------------
  Interest Bearing Bank Deposits                          $0          $0          $0          $0          $0
  Federal Funds Sold                                  10,300           0           0           0      10,300
  Securities                                           4,124      13,245      30,347      14,987      62,703
  Loans                                              111,430      14,513      78,759      19,519     224,221
  Loans Held for Sale                                  5,509           0           0           0       5,509
  FHLB Stock                                             822           0           0           0         822
                                                 ------------------------------------------------------------
    Total Earning Assets                            $132,185     $27,758    $109,106     $34,506    $303,555
                                                 ============================================================
Interest Bearing Liabilities:
  Interest Bearing Demand Deposits                   $51,194          $0          $0          $0     $51,194
  Savings Deposits                                    91,972           0           0           0      91,972
  Time Deposits Less than $100,000                    11,126      26,777      36,257         128      74,288
  Time Deposits Greater than $100,000                  9,701      10,642      13,197           0      33,540
  Short-term Borrowings                                1,500           0           0           0       1,500
  FHLB Advances                                            0          16         776       1,032       1,124
                                                 ------------------------------------------------------------
    Total Interest Bearing Liabilities              $165,493     $37,435     $49,530      $1,160    $253,618
                                                 ============================================================
Interest Rate Sensitivity GAP                      ($33,308)    ($9,677)     $59,576     $33,346     $49,115
Cumulative Interest Rate
  Sensitivity GAP                                  ($33,308)   ($42,985)     $16,591     $49,937
Interest Rate Sensitivity GAP                          -0.80       -0.74        2.20       29.75
Cumulative Interest Rate
  Sensitivity GAP Ratio                                -0.80       -0.79       -1.07        1.20

As indicated in Table 14, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short- term negative impact on interest margin. Conversely, if market interest rates decrease, this negative gap position could have a short-term positive impact on interest margin. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The limitations of gap described above impacted financial performance in 2002. The Corporation’s gap position was negative and there was a decline in market interest rates; yet net interest income or margin dollars dropped. This occurred because assets, both variable and fixed through maturity and refinance, re-priced more dramatically than liabilities. The liabilities, largely deposits, either lagged market re-pricing due to the maturity dates on time deposits or were not re-priced by the same amount as assets due to competitive pressures. Interest bearing checking and savings deposits are generally lower cost of funds products compared to time deposits. This lower level of interest rates creates a smaller opportunity for re-pricing. For example certain asset products re-priced downward 4.25% with the downward movement of national prime rates throughout 2002 while most of interest bearing checking and savings were at rates lower than 1.00% at the start of the year and accordingly, had a much lesser level of re-pricing opportunity. The Corporation has implemented a more sophisticated model in 2002 to assist in monitoring and measuring interest rate sensitivity to changing interest rate environments. The Corporation will continue to make strides in managing interest rate sensitivity.

ACCOUNTING AND REPORTING DEVELOPMENTS
New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company’s financial condition or results of operations.

49.

FORWARD LOOKING STATEMENTS
This discussion and analysis of financial condition and results of operations, and other sections of the Consolidated Financial Statements, contain forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecast in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward looking statements as a result of new information, future events, or otherwise.

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

FENTURA FINANCIAL, INC. COMMON STOCK
Table 15 sets forth the high and low market information for each quarter of 2000 through 2002. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. As of March 1, 2003, there were 739 shareholders of record, not including participants in the Corporation’s employee stock option program.

TABLE 15
Common Stock Data
                                       Market                             Dividends
                                     Information                            Paid
    Year            Quarter             High          Low                 Per Share
-------------------------------------------------------------------------------------
              First Quarter               $40.83      $29.27                  $0.210
        2000  Second Quarter               37.00       24.99                   0.210
              Third Quarter                30.00       24.63                   0.210
              Fourth Quarter               26.50       22.00                   0.340
                                                                         ------------
                                                                              $0.970

              First Quarter               $27.38      $25.13                  $0.220
        2001  Second Quarter               29.13       26.25                   0.220
              Third Quarter                27.90       25.00                   0.220
              Fourth Quarter               27.00       25.00                   0.350
                                                                         ------------
                                                                              $1.010

              First Quarter               $28.75      $25.50                  $0.000
        2002  Second Quarter               34.00       27.00                   0.230
              Third Quarter                32.45       29.50                   0.230
              Fourth Quarter               34.75       31.25                   0.550
                                                                         ------------
                                                                              $1.010
Note:  Dividend per share figures have been adjusted to reflect a 20% stock dividend distributed on May 26, 2000.

50.

EXHIBIT 14

FENTURA FINANCIAL, INC.
CODE OF ETHICS FOR DIRECTORS AND EXECUTIVE OFFICERS

In my role as a Director and/or Executive Officer of Fentura Financial, Inc. (the “Company”), I certify to the Company and the Audit Committee of the Board of Directors of the Company, that I will adhere to and advocate the following principles and responsibilities governing my professional and ethical conduct to the best of my knowledge and ability:

1.	I will act with honesty and integrity, avoiding actual or apparent conflicts of interest in all personal and professional relationships.

2.	I will provide information that is accurate, complete, objective, relevant, timely and understandable.

3.	I will comply with the rules and regulations of federal, state, and local governments, and other appropriate private and public regulatory agencies.

4.	I will act in good faith, responsibly, and with due care. I will not misrepresent material facts or allow my independent judgment to be subordinated or otherwise compromised.

5.	I will respect and maintain the confidentiality of information reviewed or acquired in carrying out my duties except when authorized or otherwise legally obligated to disclose.

6.	I will share knowledge and maintain skills important and relevant to the needs of the Company.

7.	I will proactively practice and promote ethical behavior as a professional in my role with the Company.

8.	I will comply with and adhere to all of the Company’s policies and practices, including those policies governing accounting and financial reporting practices and corporate governance.

9.

I will promptly disclose to an appropriate person or persons any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest, and/or violations of this Code.

___________________________ (Signature)	___________________________ (Date)

Exhibit 21.1
Subsidiaries of the Registrant

Company	Ownership	State of Incorporation

The State Bank Davison State Bank Community Bank Services, Inc. Fentura Mortgage Company, Inc.	100% 100% 100% by The State Bank 100% by The State Bank	Michigan Michigan Michigan Michigan

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

        We consent to the incorporation by reference in the Registration Statement of Fentura Financial, Inc. on Form S-3D (File No.333-75194) of our report dated February 6, 2003 on the 2002 Consolidated Financial Statements of Fentura Financial, Inc., which report is included in the 2002 Annual Report on Form 10-K of Fentura Financial, Inc.

CROWE, CHIZEK AND COMPANY LLP

Grand Rapids, Michigan
March 21, 2003

EXHIBIT 23.2

CONSENT OF INDEPENDENT ACCOUNTANTS

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated January 26, 2001, accompanying the consolidated financial statements in the Annual Report of Fentura Financial, Inc. (formerly Fentura Bancorp, Inc.) on Form 10-K for the year ended December 31, 2000. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Fentura Financial, Inc. on Form S-3 (File No.333-75194).

/s/ Grant Thornton LLP

Southfield, Michigan
March 21, 2003

EXHIBIT 99-1

I, Donald L. Grill, Chief Executive Officer of Fentura Financial, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Annual Report on Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: March 25, 2003

/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

EXHIBIT 99-2

I, Ronald L. Justice, Chief Financial Officer of Fentura Financial, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Annual Report on Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: March 25, 2003

/s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer