Form 10-Q
period 2003-03-31
FENTURA FINANCIAL INC
filed 2003-05-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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
X      Yes           ___      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
___      Yes           X      No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 1, 2003

Class - Common Stock            Shares Outstanding - 1,714,945

Fentura Financial, Inc.
Index to Form 10-Q

Page
Part I - Financial Information
Item 1 - Consolidated Financial Statements (Unaudited)	3
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3 - Quantitative and Qualitative Disclosures about Market Risk Item 4 - Controls and Procedures	10 19 21
Part II - Other Information	22
Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Securities Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K
22 22 22 22 22 22
Signatures Exhibit Index	23 26

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Fentura Financial, Inc.
Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------
                                                                       MARCH 31,        DEC 31,
(000's omitted Except share data)                                         2003           2002
                                                                      (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                $18,950        $20,262
   Federal funds sold                                                       1,650         10,300
                                                                     -------------------------------
     Total cash & cash equivalents                                         20,600         30,562
   Securities-available for sale                                           59,294         48,981
   Securities-held to maturity, (market value of $13,084
      at March 31, 2003 and $14,051 at December 31, 2002)                  12,717         13,722
                                                                     -------------------------------
       Total securities                                                    72,011         62,703
   Loans held for sale                                                      4,531          5,509
   Loans:
     Commercial                                                           135,077        129,562
     Real estate loans - mortgage                                          13,380         11,944
     Real estate loans - construction                                      29,303         27,032
     Consumer loans                                                        54,053         55,683
                                                                     -------------------------------
   Total loans                                                            231,813        224,221
   Less: Allowance for loan losses                                         (3,219)        (3,184)
                                                                     -------------------------------
   Net loans                                                              228,594        221,037
   Bank Owned Life Insurance                                                6,287          6,234
   Bank premises and equipment                                              9,631          9,754
   Federal Home Loan Bank stock                                               822            822
   Accrued interest receivable                                              1,907          1,595
   Other assets                                                             3,160          2,267
                                                                     -------------------------------
     Total assets                                                        $347,543       $340,483
                                                                     ===============================

LIABILITIES
   Deposits:
     Non-interest bearing deposits                                        $48,334        $44,875
     Interest bearing deposits                                            255,167        250,994
                                                                     -------------------------------
       Total deposits                                                     303,501        295,869
   Borrowings                                                                 605          1,500
   Federal Home Loan Bank Advances                                          1,124          1,124
   Accrued taxes, interest and other liabilities                            2,691          2,062
                                                                     -------------------------------
       Total liabilities                                                  307,921        300,555
                                                                     -------------------------------
SHAREHOLDERS' EQUITY
   Common stock - no par value
   1,713,430 shares issued (1,722,126 in Dec. 2002)                        29,949         30,236
   Retained earnings                                                        9,424          9,395
   Accumulated other comprehensive income                                     249            297
                                                                     -------------------------------
     Total shareholders' equity                                            39,622         39,928
                                                                     -------------------------------
       Total Liabilities and Shareholders' Equity                        $347,543       $340,483
                                                                     ===============================

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

                                                          Three Months Ended
                                                               March 31,
(000's omitted except per share data)                    2003             2002
                                                  -------------------------------------
INTEREST INCOME
   Interest and fees on loans                           $3,923            $3,899
   Interest and dividends on
     securities:
     Taxable                                               328               281
     Tax-exempt                                            169               165
   Interest on federal funds sold                           26                71
                                                  ------------------------------------
         Total interest income                           4,446             4,416

   INTEREST EXPENSE
   Deposits                                              1,296             1,532
   Borrowings                                               22                27
                                                  ------------------------------------
         Total interest expense                          1,318             1,559
                                                  ------------------------------------

   NET INTEREST INCOME                                   3,128             2,857
   Provision for loan losses                               296                33
                                                  ------------------------------------
     Net interest income after
       Provision for loan losses                         2,832             2,824

   NONINTEREST INCOME
     Service charges on deposit accounts                   808               554
     Gain on sale of mortgages                             355               142
     Trust income                                          112               134
     Gain on sale of securities                             12                 0
     Other income and fees                                 288               226
                                                  ------------------------------------
       Total noninterest income                          1,575             1,056

   NONINTEREST EXPENSE
     Salaries and employee benefits                      1,836             1,707
     Occupancy                                             293               257
     Furniture and equipment                               359               368
     Loan and collection                                    59                38
     Advertising and promotional                            89                67
     Other operating expenses                              667               597
                                                  ------------------------------------
       Total noninterest expense                         3,303             3,034
                                                  ------------------------------------

   INCOME BEFORE TAXES                                   1,104               846
   Applicable income taxes                                 283               253
                                                  ------------------------------------
   NET INCOME                                             $821              $593
                                                  ====================================

   Per share:
   Net income - basic                                     $0.48            $0.34
   Net income - diluted                                   $0.48             $0.34

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                              Three Months                Three Months
                                                                  Ended                      Ended
---------------------------------------------------------------------------------------------------------
                                                                March 31,                   March 31,
(000's omitted)                                                   2003                        2002
---------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance, beginning of period                                 $30,236                     $30,321
   Issuance of shares under
     Director stock purchase plan &
     Dividend reinvestment program                                   97                           0
   Repurchase stock                                                (384)                        (15)
                                                            ------------------          -----------------
   Balance, end of period                                        29,949                      30,649

RETAINED EARNINGS
   Balance, beginning of period                                   9,395                       7,677
     Net income                                                     821                         593
     Cash dividends declared                                       (792)                       (399)
                                                            ------------------          -----------------
   Balance, end of period                                         9,424                       7,871

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)
   Balance, beginning of period                                     297                          92
     Change in unrealized gain (loss)
     on securities, net of tax                                      (48)                        (62)
                                                            ------------------          -----------------
   Balance, end of period                                           249                          30
                                                            ------------------          -----------------
TOTAL SHAREHOLDERS' EQUITY                                      $39,622                     $38,550
                                                            ==================          =================

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
-----------------------------------------------------------------------------------------
(000's omitted)
                                                                     2003       2002
-----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:

   Net income                                                          $821       $593
   Adjustments to reconcile net income to cash
     Provided by Operating Activities:
       Depreciation and amortization                                    243        234
       Provision for loan losses                                        296         33
       Amortization (accretion) on securities                           273        126
       Loans originated for sale                                    (20,226)    (8,969)
       Proceeds from the sale of loans                               21,559      8,283
       Gain on sale of securities                                       (12)         0
       Gain on sales of loans                                          (355)      (142)
       Net increase in bank owned life insurance                        (53)         0
       Net (increase) decrease in interest receivable & other
         assets                                                      (1,205)      (280)
       Net increase (decrease) in interest payable & other
         liabilities                                                    655         69
                                                                  -----------------------
Total Adjustments                                                     1,175       (646)
                                                                  -----------------------
Net Cash Provided By (Used In) Operating Activities                   1,996        (53)
                                                                  -----------------------

Cash Flows From Investing Activities:

   Proceeds from maturities of securities - HTM                       1,000      1,000
   Proceeds from maturities of securities - AFS                       1,500      3,380
   Proceeds from calls of securities - AFS                            3,993      3,700
   Proceeds from sales of securities - AFS                            1,026          0
   Purchases of securities - HTM                                          0          0
   Purchases of securities - AFS                                    (17,162)   (10,286)
   Net increase in loans                                             (7,853)    (1,036)
   Capital expenditures                                                (120)    (1,156)
                                                                  -----------------------
Net Cash Provided By (Used in) Investing Activities                 (17,616)    (4,398)

Cash Flows From Financing Activities:

   Net increase (decrease) in deposits                                7,632     (9,267)
   Net increase (decrease) in borrowings                               (895)    (1,571)
   Net proceeds from stock issuance and purchase                       (287)       (15)
   Cash dividends                                                      (792)      (399)
                                                                  -----------------------
Net Cash Provided By (Used In) Financing Activities                   5,658    (11,252)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                 ($9,962)  ($15,703)

CASH AND CASH EQUIVALENTS - BEGINNING                               $30,562    $41,838
                                                                  -----------------------
CASH AND CASH EQUIVALENTS - ENDING                                  $20,600    $26,135
                                                                  =======================

CASH PAID FOR:
   INTEREST                                                          $1,301     $1,777
   INCOME TAXES                                                         $66       $252

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

                                                         Three Months Ended
(000's Omitted)                                              March 31,
                                                         2003         2002
                                                     ---------------------------
Net Income                                                 $821         $593
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising
       during period                                        (60)         (62)
   Less: reclassification adjustment for
       gains included in net income                          12            0
                                                     ---------------------------
Other comprehensive income (loss)                           (48)         (62)
                                                     ---------------------------
Comprehensive income                                       $773         $531
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form - 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2002.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Note 2.   Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months ended March 31, 2003 and 2002:

                                                  Three Months Ended
                                                       March 31,
                                                     2003           2002
                                                     ----           ----
Basic Earnings Per Common Share:
Numerator
   Net Income                                    $821,000       $593,000
                                                 ========       ========

Denominator
   Weighted average common shares
   Outstanding                                  1,719,560      1,735,080
                                                =========      =========

Basic earnings per common share                     $0.48          $0.34
                                                    =====          =====

Diluted Earnings Per Common Share:
Numerator
   Net Income                                   $ 821,000      $ 593,000
                                                =========      =========

Denominator
   Weighted average common shares
   Outstanding for basic earnings per
   Common share                                 1,719,560      1,735,080
                                                =========      =========

Add:  Dilutive effects of assumed
   Exercises of stock options                       6,274          3,556
                                                    =====          =====

   Weighted average common shares
   And dilutive potential common
   Shares outstanding                           1,725,834      1,738,636
                                                =========      =========

Diluted earnings per common share                   $0.48          $0.34
                                                    =====          =====

Stock options for 5,737 and 6,841 shares of common stock for the three-month period ended March 31, 2003 and 2002 were not considered in computing diluted earnings per common share because they were not dilutive.

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

The Employee Stock Option Plan grants options to eligible employees to purchase the Corporation’s common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 72,000 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan. Options covering 4,300 shares were granted under this Plan on March 31, 2003.

The following table summarizes stock option activity:

                                                                Number of                 Weighted
                                                                 Options                Average Price
                                                                 -------                -------------

     Options outstanding at December 31, 2001                     22,583                    $25.89
     Options granted 2002                                          2,947                     26.50
     Options forfeited 2002                                       (2,760)                    29.36
                                                                 --------
     Options outstanding at December 31, 2002                     22,770                     26.21
     Options granted 2003                                          4,300                     34.25
                                                                 --------
     Options outstanding at March 31, 2003                        27,070                    $29.42
                                                                 ========

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

                                                               1st Quarter               1st Quarter
                                                                  2003                      2002
                                                                  ----                      ----

     Net Income
          As reported                                        $     821                        $593
          Proforma                                                 808                         588

     Basic net income per share
          As reported                                              0.48                       0.34
          Proforma                                                 0.47                       0.33

     Diluted net income per share
          As reported                                              0.48                       0.34
          Proforma                                                 0.47                       0.33

Proforma net income includes compensation cost for the Corporation’s stock option plan based on the fair values of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2003 and 2002 were as follows: an expected life of 6 years, a dividend yield of 3.8%, a risk free return of 4.62% and expected volatility of 31%.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As indicated in the income statement, earnings for the first quarter ended March 31, 2003 were $821,000 compared to $593,000 for the same period in 2002. Earnings increased in the first quarter due to an increase in non-interest income and an increase in net interest income. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets. Management believes that the softening of the economy that began in 2001 and projected economic uncertainty may continue to place pressure on net interest income and asset quality.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2003 the Corporation’s return on average assets (annualized) was 0.97% compared to 0.79% for the same period in 2002. Net income per share — basic and diluted was $0.48 in the first three months of 2003 compared to $0.34 for net income per share – basic and diluted for the same period in 2002.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2003 and 2002 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                    2003 COMPARED TO 2002
                                                     INCREASE (DECREASE)
                                                           DUE TO:
                                             -------------------------------------
                                                            YIELD/
(000'S OMITTED)                                  VOL         RATE        TOTAL
----------------------------------------------------------------------------------
TAXABLE SECURITIES                               $236       ($189)         $47
TAX-EXEMPT SECURITIES                              49         (40)           9
FEDERAL FUNDS SOLD                                (34)        (11)         (45)

TOTAL LOANS                                       257        (239)          18
LOANS HELD FOR SALE                                 9          15           24
                                             -------------------------------------

   TOTAL EARNING ASSETS                           517        (464)          53

INTEREST BEARING DEMAND DEPOSITS                   27         (41)         (14)
SAVINGS DEPOSITS                                   60         (85)         (25)
TIME CD'S $100,000 AND OVER                       103         (56)          47
OTHER TIME DEPOSITS                               (16)       (228)        (244)
OTHER BORROWINGS                                  (10)          5           (5)
                                             -------------------------------------

   TOTAL INTEREST BEARING LIABILITIES             164        (405)        (241)
                                             -------------------------------------

      NET INTEREST INCOME                        $353        ($59)        $294
                                             =====================================

As indicated in Table 1, during the three months ended March 31, 2003, net interest income increased compared to the same period in 2002, principally because of the decrease in interest expense due to the lowering of core deposit rates and the repricing of certificates of deposits as they have matured and renewed at lower rates. Interest income increased slightly due to the increase in volume in the loan and security portfolios.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2003 and 2002 are shown in Table 2. Net interest income for the three months ended March 31, 2003 was $3,244,000 an increase of $293,000 over the same period in 2002. This represents an increase of 9.9%. The primary factor contributing to the net interest income increase was reduction in interest expense due to repricing deposit rates in late 2002. Management’s actions to reprice loans and deposits to improve the margin and short-term rate stability contributed substantially to the improvement during the first quarter of 2003 compared to the fourth quarter of 2002.

Management reviews the economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the three months ended March 31, 2003, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.26% compared with 4.32% for the same period in 2002. This decline is attributable to the impact of interest rate reductions by the Federal Reserve Board in late 2002. The decrease in interest rates has impacted the net interest income in the short term because loans repriced more quickly than deposits thus reducing net interest income.

Average earning assets increased 11.6% or approximately $32,212,000 compared to the first three months of 2003 to the same time period in 2002. Loans, the highest yielding component of earning assets, represented 74.5% of earning assets in 2003 compared to 77.9% in 2002. Average interest bearing liabilities increased 15.5% or $34,050,000 compared to the first three months of 2003 to the same time period in 2002. Non-interest bearing deposits amounted to 15.0% of average earning assets in the first quarter of 2003 compared with 15.0% in the same time period of 2002.

Management continually monitors the Corporation’s balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2003, corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. Management has adjusted both loan and deposit rates in regard to the November 6th prime rate reduction of fifty basis points, which should have alleviated any negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management”.

Table 2

                                                                      THREE MONTHS ENDED MARCH 31,
AVERAGE BALANCES AND RATES                                      2003                               2002
(000's omitted)(Annualized)                         AVERAGE     INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                              BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                   -------------------------------------------------------------------
   Securities:
     U.S. Treasury and Government Agencies           $44,853       $287     2.60%       $21,053       $208     4.01%
     State and Political (1)                          21,074        256     4.93%        17,603        247     5.69%
     Other                                             3,855         41     4.31%         5,411         73     5.47%
                                                   --------------------------------   --------------------------------
     Total Securities                                 69,782        584     3.39%        44,067        528     4.86%
     Fed Funds Sold                                    9,004         26     1.17%        17,233         71     1.67%
   Loans:
     Commercial                                      154,258      2,609     6.86%       139,124      2,411     7.03%
     Tax Free (1)                                      5,501         88     6.48%         2,449         41     6.79%
     Real Estate-Mortgage                             12,555        216     6.98%        12,284        243     8.02%
     Consumer                                         55,055        980     7.22%        59,363      1,180     8.06%
                                                   --------------------------------   --------------------------------
   Total loans                                       227,369      3,893     6.94%       213,220      3,875     7.37%
   Allowance for Loan Losses                          (3,247)                            (3,089)
   Net Loans                                         224,122      3,893     7.04%       210,131      3,875     7.48%
                                                   --------------------------------   --------------------------------
   Loans Held for Sale                                 2,821         60     8.63%         2,244         36     6.51%
                                                   --------------------------------   --------------------------------
   TOTAL EARNING ASSETS                             $308,976     $4,563     5.99%      $276,764     $4,510     6.61%
                                                   -------------------------------------------------------------------
   Cash Due from Banks                                17,765                             14,496
   All Other Assets                                   19,414                             17,316
                                                   -----------                        -----------
TOTAL ASSETS                                        $342,908                           $305,487
                                                   -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
   Deposits:
   Interest bearing - DDA                            $49,653         95     0.78%       $39,923        109     1.11%
   Savings Deposits                                   97,504        282     1.17%        81,621        307     1.53%
   Time CD's $100,000 and Over                        32,127        279     3.52%        22,279        232     4.22%
   Other Time CD's                                    74,830        640     3.47%        76,241        884     4.70%
                                                   --------------------------------   --------------------------------
   Total Deposits                                    254,114      1,296     2.07%       220,064      1,532     2.82%
   Other Borrowings                                    1,702         22     5.24%         2,661         27     4.11%
                                                   --------------------------------   --------------------------------
   INTEREST BEARING LIABILITIES                     $255,816     $1,318     2.09%      $222,725     $1,559     2.84%
                                                   -------------------------------------------------------------------
   Non-Interest bearing - DDA                         46,227                             41,378
   All Other Liabilities                               1,024                              2,778
   Shareholders' Equity                               39,841                             38,606
                                                   -----------                        -----------
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $342,908                           $306,423
                                                   -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                    3.90%                              3.77%
                                                                          ---------                          ---------
Net Interest Income /Margin                                      $3,245     4.26%                   $2,951     4.32%
                                                              =====================              =====================

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

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 2003, the ALL was $3,219,000, or 1.36% of total loans. This compares with $3,184,000, or 1.39%, at December 31, 2002. The decrease of the ALL as a percentage of total loans reflects a slight increase in the allowance for loan losses and substantial increase in loan totals. Management believes that the allowance to gross loans percentage is appropriate given anticipated risk in the loan portfolio based on asset quality.

Table 3 also summarizes loan losses and recoveries for the first three months of 2003 and 2002. During the first three months of 2003 the Corporation experienced net charge-offs of $261,000, compared with net charge-offs of $55,000 for the three months ended March 31, 2002. As a result, the net charge-off ratio for the first three months of 2003 was .11% compared to .03% for the same period in 2002. The provision for loan losses was $296,000 in the first three months of 2003 and $33,000 for the same time period in 2002. The Corporation increased the provision in 2003 compared to 2002 to maintain the allowance for loan losses at the level management believes is necessary to provide for probable incurred losses in the loan portfolio.

Table 3

                            ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                         Three Months Ended       Three Months Ended
                                                              March 31                 March 31,
(000's omitted)                                                 2003                     2002
                                                       --------------------------------------------------
Balance at Beginning of Period                                  $3,184                   $3,125
                                                       --------------------------------------------------
Charge-Offs:
     Commercial, Financial and Agriculture                        (126)                     (67)
     Real Estate-Mortgage                                            0                        0
     Installment Loans to Individuals                             (181)                    (105)
                                                       --------------------------------------------------
         Total Charge-Offs                                        (307)                    (172)
Recoveries:
     Commercial, Financial and Agriculture                          11                       74
     Real Estate-Mortgage                                            0                        0
     Installment Loans to Individuals                               35                       43
                                                       --------------------------------------------------
         Total Recoveries                                           46                      117
                                                       --------------------------------------------------
Net Charge-Offs                                                   (261)                     (55)
Provision                                                          296                       33
                                                       --------------------------------------------------
Balance at End of Period                                        $3,219                   $3,103
                                                       ==================================================
Ratio of Net Charge-Offs to Gross Loans                          0.11%                    0.03%
                                                       ==================================================

NON-INTEREST INCOME

Non-interest income increased during the three months ended March 31, 2003 as compared to the same period in 2002, primarily due to the increase in gain on sale of mortgages, and an increase in service charges on deposit accounts. Overall non-interest income was $1,575,000 for the three months ended March 31, 2003 compared to $1,056,000 for the same period in 2002. These figures represent an increase of 49.1%. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $808,000 in the first quarter of 2003 compared to $554,000 for the same period of 2002. This represents an increase of 45.9%. Increases are attributable to service charges from growth in core deposits and the introduction of a new overdraft privilege product.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $355,000 in the three months ended March 31, 2003 and $142,000 in the same period in 2002. The change is due to an increase in loans sold in the secondary market due to the increase in residential mortgage refinance activity and new loan volumes due to the downward movement of historically low market interest rates.

Trust income decreased $22,000 in the first quarter of 2003 compared to the same period in the prior year. This 16.4% decrease in fees is attributable to the decline in the value of assets under management and the loss of several trust accounts within the Corporation’s Trust Department.

Gain on sale of securities increased $12,000 in the first quarter of 2003, due to the sale of one security. This gain made up 0.3% of the 2003 first quarter non–interest income.

Other operating income increased $62,000 to $288,000 in the first three months of 2003 compared to $226,000 in the same time period in 2002. This is an increase of 27.4%. Other operating income increased due to income on the cash surrender value of life insurance and the increase in debit and ATM income.

Non-Interest Expense

Total non-interest expense was $3,303,000 in the first three months ended March 31, 2003 compared with $3,034,000 in the same period of 2002. This is an increase of 8.9%. This increase is largely attributable to an increase in salaries and benefits expense and other operating expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $1,836,000 in the first quarter of 2003, compared with $1,707,000, or an increase of 7.6%, for the same time period in 2002. Increased costs are primarily a result of a modest salary increase for employees and an increase in employee benefit costs and commission expenses paid to mortgage originators.

During the first three months ended March 31, 2003 furniture and equipment expenses were $359,000 compared to $368,000 for the same period in 2002, a decrease of 2.5%. The decreases in expenses are attributable to reduction in equipment maintenance contracts and equipment depreciation.

Occupancy expenses at $293,000 increased in the three months ended March 31, 2003 compared to the same period in 2002 by $36,000 or 14.0%. The increases are attributable to increases in facility repairs, a full quarter of expenses pertaining to the opening of the Grand Blanc and Silver Lake Parkway offices in 2002 and maintenance contracts expense.

Loan and collection expenses, at $59,000, were up $21,000 during the three months ended March 31, 2003 compared to the same time period in 2002. The increase is primarily attributable to an increase in other loan expense and an increase in dealer service fees.

Advertising expenses were $89,000 in the three months ended March 31, 2003 compared with $67,000 for the same period in 2002. The increase of $22,000 or 32.8% was primarily due to the increase in media expense, shareholder expenses and promotional expenses.

Other operating expenses were $667,000 in the three months ended March 31, 2003 compared to $597,000 in the same time period in 2002, an increase of $70,000 or 11.7%. The increase is attributable to an increase in the amount of overdrawn deposit account charge-offs and an increase in other outside services and consulting expenses.

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

The Corporation’s total assets were $348 million at March 31, 2003 compared to December 31, 2002 total assets of $340 million. Loans comprised 68.0% of total assets at March 31, 2003 compared to 67.5% at December 31, 2002. Loans grew $6.6 million with commercial loans and real estate loans leading the advance, which together grew $9.2 million while other loan categories experienced small decreases. The ratio of non-interest bearing deposits to total deposits was 15.9% at March 31, 2003 compared to 15.2% at December 31, 2002. Interest bearing deposit liabilities totaled $255 million at March 31, 2003 compared to $251 million at December 31, 2002. Total deposits increased $7.6 million with non-interest bearing demand deposits increasing $3.4 million and interest bearing deposits increasing $4.2 million. Short-term borrowings decreased $895 thousand due to the decrease in treasury tax & loan deposit at the end of the two periods. FHLB advance balances were unchanged comparing the two periods.

Bank premises and equipment decreased $123,000 to $9.6 million at March 31, 2003 compared to $9.7 million at December 31, 2002. The decrease is due to a small increase in depreciation expense.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 4 reflects the levels of these assets at March 31, 2003 and December 31, 2002.

Non-performing assets increased at March 31, 2003 compared to December 31, 2002. This increase is attributable to an increase in REO-in-Redemption and an increase in non-performing loans. The non-accrual loans increased because three new loans were placed on non-accrual totaling $2,108,000. The Banks provided $296,000 to the loan loss reserve in the first quarter partially in response to the increase in non-performing assets. The majority of the non-performing assets are real estate secured loans, which could have a lesser value once liquidated. The charge-off percentage for the three months ended March 31, 2003 is .11% and it was 0.03% at December 31, 2002. The mix of the loan portfolio has transitioned over the past two years with continuing growth in the commercial loan and commercial real estate portfolios.

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

Table 4

Non-Performing Assets and Past Due Loans

                                                   March 31,    December 31,
                                                      2003            2002
                                                 --------------------------------
Non-Performing Loans:
     Loans Past Due 90 Days or More & Still
         Accruing                                        $105            $72
     Non-Accrual Loans                                  2,567            512
     Renegotiated Loans                                     0              0
                                                 --------------------------------
         Total Non-Performing Loans                     2,672            584
                                                 --------------------------------
Other Non-Performing Assets:
     Other Real Estate                                    110            110
     REO in Redemption                                    496            164
     Other Non-Performing  Assets                          33             92
                                                 --------------------------------
         Total Other Non-Performing Assets                639            366
                                                 --------------------------------
Total Non-Performing Assets                            $3,311           $950
                                                 ================================
Non-Performing Loans as a % of
     Total Loans                                       1.15%           0.26%
Allowance for Loan Losses as a % of
     Non-Performing Loans                            120.47%         545.21%
Accruing Loans Past Due 90 Days or
     More to Total Loans                               0.05%           0.03%
Non-performing Assets as a % of
     Total Assets                                      0.95%           0.28%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in the first three months of 2003. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. As of March 31, 2003 federal funds sold represented 0.5% of total assets, compared to 3.0% at December 31, 2002. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash provided by financing activities was $5,658,000 in the first three months of 2003 due to the increase in deposits. Comparatively, in the first three months of 2002, cash used in financing activities was $11,252,000 because of decreases in deposits. Cash used in investing activities was $17,616,000 during the first three months of 2003. Cash flow from investing activities decreased for the first three months of 2003 primarily because of an increase in securities purchases and an increase in loan demand.

CAPITAL MANAGEMENT

Total shareholders’ equity declined 0.8% to $39,622,000 at March 31, 2003 compared with $39,928,000 at December 31, 2002. The Corporation’s equity to asset ratio was 11.4% at March 31, 2003 and 11.7% at December 31, 2002. The decrease in the amount of capital resulted primarily from the decrease in common stock, due to the stock repurchase plan.

As indicated on the balance sheet at December 31, 2002 the Corporation had accumulated other comprehensive income of $297,000 compared to accumulated other comprehensive income at March 31, 2003 of $249,000. The decrease in the income position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 5, at March 31, 2003 and at December 31, 2002, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 5

                                                              Capital Ratios
                               -----------------------------------------------------------------------------
                                  Regulatory Minimum                  Fentura Financial, Inc.
                                For "Well Capitalized"     March 31,      December 31,        March 31,
                                                              2003            2002              2002
Total Capital to risk
     Weighted assets                      10%                15.02%          15.20%            16.29%
Tier 1  Capital to risk                    6%                13.89%          14.10%            15.07%
     Weighted assets
Tier 1 Capital to average
     Assets                                5%                11.48%          12.60%            12.61%

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 47 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2003, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2003 compared to 2002.

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

Table 6 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2003, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 6

                                            GAP ANALYSIS MARCH 31, 2003

(000's Omitted)                                    Within       Three      One to       After
                                                   Three      Months to     Five        Five
                                                   Months     One Year      Years       Years       Total
                                                -------------------------------------------------------------
Earning Assets:
    Federal Funds Sold                            $  1,650   $       0   $       0   $       0    $  1,650
    Securities                                      13,844      20,840      28,438       8,889      72,011
    Loans                                          119,152      17,628      79,140      15,893     231,813
    Loans Held for Sale                              4,531           0           0           0       4,531
                                                -------------------------------------------------------------
       Total Earning Assets                       $139,177   $   38,468  $ 107,578   $  24,782    $310,005
                                                =============================================================

Interest Bearing Liabilities:
    Interest Bearing Demand Deposits             $  47,554   $       0   $       0   $       0   $  47,554
    Savings Deposits                               101,183           0           0           0     101,183
    Time Deposits Less than $100,000                 7,551      28,116      42,069         101      77,837
    Time Deposits Greater than $100,000              8,201       9,122      11,270           0      28,593
    Short term borrowings                              605           0           0           0         605
    Other Borrowings                                    16           0          77       1,031       1,124
                                                -------------------------------------------------------------
       Total Interest Bearing Liabilities        $ 165,110   $  37,238   $  53,416   $    1,132  $ 256,896
                                                =============================================================
Interest Rate Sensitivity GAP                    $ (25,933)  $   1,230   $  54,162   $  23,650   $  53,109
Cumulative Interest Rate
    Sensitivity GAP                              $ (25,933)  $ (24,703)  $  29,459   $  53,109
Interest Rate Sensitivity GAP                        (0.84)      (1.03)       2.01       21.89
Cumulative Interest Rate
    Sensitivity GAP Ratio                            (0.84)      (0.88)       1.12        1.21

As indicated in Table 6, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. Conversely, if market rates continue to decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation's Gap position at March 31, 2002 and the change in net interest income for the three months ended March 31, 2003 compared to the same time period in 2002. At March 31, 2002 the Corporation was negatively gapped through one year and since that time interest rates have declined further, yet net interest income increased compared to the first three months of 2003 to the same period in 2002. This occurred because certain deposit categories, specifically interest bearing demand and savings, have been repriced at the same time or at the same level as asset portfolios. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly impact net interest income. Management has adjusted both loan and deposit rates in regard to the November 6, 2002 prime rate reduction of fifty basis points, which should alleviate any negative impact on net interest income.

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

ITEM 4:   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

Changes in Internal Controls

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. - None
Item 2.	Changes in Securities and Use of Proceeds. - None
Item 3.	Defaults Upon Senior Securities. - None
Item 4.	Submission of Matters to a Vote of Securities Holders. - None
Item 5.	Other Information. - The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Registrant's independent accountants during the period covered by this report.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits
	99.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on 8-K A report on Form 8-K dated January 20, 2003 was filed which contained as an exhibit a press release reporting 2002 fourth quarter earnings.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.
Date: May 14, 2003	By	/s/ Donald L. Grill Donald L. Grill
President & CEO
Date: May 14, 2003	By	/s/ Ronald L. Justice Ronald L. Justice
Chief Financial Officer

I, Donald L Grill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:   May 14, 2003

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

Date:   May 14, 2003

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

Exhibit 99.1

I, Donald L. Grill, Chief Executive Officer of Fentura Financial Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated:   May 14, 2003

/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

Exhibit 99.2

I, Ronald L. Justice, Chief Financial Officer of Fentura Financial, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated:   May 14, 2003

/s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer