Form 10-Q
period 2003-06-30
FENTURA FINANCIAL INC
filed 2003-08-12
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(810) 629-2263
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X      Yes           ___      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
           Yes            X       No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 1, 2003

Class - Common Stock            Shares Outstanding - 1,710,408

Fentura Financial, Inc.
Index to Form 10-Q

Page
Part I - Financial Information
Item 1 - Consolidated Financial Statements (Unaudited)	3
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3 - Quantitative and Qualitative Disclosures about Market Risk Item 4 - Controls and Procedures	10 20 22
Part II - Other Information	23
Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Securities Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K
23 23 23 23 23 23
Signatures Exhibit Index	24 25

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Fentura Financial, Inc.
Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------
                                                                        JUNE 30,        DEC 31,
(000's omitted Except share data)                                         2003           2002
                                                                      (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                $21,373        $20,262
   Federal funds sold                                                      33,050         10,300
                                                                     -------------------------------
     Total cash & cash equivalents                                         54,423         30,562
   Securities-available for sale                                           74,311         48,981
   Securities-held to maturity, (market value of $13,418
      at June 30, 2003 and $14,051 at December 31, 2002)                   12,940         13,722
                                                                     -------------------------------
       Total securities                                                    87,251         62,703
   Loans held for sale                                                      3,434          5,509
   Loans:
     Commercial                                                           135,631        129,562
     Real estate loans - mortgage                                          15,086         11,944
     Real estate loans - construction                                      28,984         27,032
     Consumer loans                                                        53,775         55,683
                                                                     -------------------------------
   Total loans                                                            233,476        224,221
   Less: Allowance for loan losses                                         (3,065)        (3,184)
                                                                     -------------------------------
   Net loans                                                              230,411        221,037
   Bank Owned Life Insurance                                                6,348          6,234
   Bank premises and equipment                                              9,477          9,754
   Federal Home Loan Bank stock                                               833            822
   Accrued interest receivable                                              1,567          1,595
   Other assets                                                             3,233          2,267
                                                                     -------------------------------
     Total assets                                                        $396,977       $340,483
                                                                     ===============================

LIABILITIES
   Deposits:
     Non-interest bearing deposits                                        $55,944        $44,875
     Interest bearing deposits                                            283,287        250,994
                                                                     -------------------------------
       Total deposits                                                     339,231        295,869
   Borrowings                                                               1,533          1,500
   Federal Home Loan Bank Advances                                          1,108          1,124
   Repurchase Agreements                                                   12,500              0
   Accrued taxes, interest and other liabilities                            2,489          2,062
                                                                     -------------------------------
       Total liabilities                                                  356,861        300,555
                                                                     -------------------------------
SHAREHOLDERS' EQUITY
   Common stock - no par value
   1,708,537 shares issued (1,722,126 in Dec. 2002)                        29,779         30,236
   Retained earnings                                                        9,939          9,395
   Accumulated other comprehensive income                                     398            297
                                                                     -------------------------------
     Total shareholders' equity                                            40,116         39,928
                                                                     -------------------------------
       Total Liabilities and Shareholders' Equity                        $396,977       $340,483
                                                                     ===============================

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
(000's omitted except per share data)                    2003             2002               2003               2002
                                                  ---------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                           $3,978            $3,974           $7,902              $7,876
   Interest and dividends on
     securities:
     Taxable                                               331               255              659                 532
     Tax-exempt                                            172               147              341                 312
   Interest on federal funds sold                           35                74               61                 145
                                                  ---------------------------------------------------------------------------
         Total interest income                           4,516             4,450            8,963               8,865

   INTEREST EXPENSE
   Deposits                                              1,293             1,352            2,589               2,884
   Borrowings                                               28                24               50                  50
                                                  ---------------------------------------------------------------------------
         Total interest expense                          1,320             1,376            2,639               2,934
                                                  ---------------------------------------------------------------------------

   NET INTEREST INCOME                                   3,197             3,074            6,324               5,931
   Provision for loan losses                               668                69              964                 102
                                                  ---------------------------------------------------------------------------
     Net interest income after
       Provision for loan losses                         2,529             3,005            5,360               5,829

   NONINTEREST INCOME
     Service charges on deposit accounts                   934               594            1,742               1,148
     Gain on sale of mortgages                             434               150              788                 292
     Trust income                                          121               144              233                 278
     Gain on sale of securities                             19                 0               31                   0
     Gain on sale of fixed assets                          201                 0              201                   0
     Other income and fees                                 344               273              633                 506
                                                  ---------------------------------------------------------------------------
       Total noninterest income                          2,053             1,161            3,628               2,224

   NONINTEREST EXPENSE
     Salaries and employee benefits                      1,762             1,606            3,598               3,314
     Occupancy                                             269               265              561                 522
     Furniture and equipment                               365               387              723                 746
     Loan and collection                                    84                50              143                  88
     Advertising and promotional                            98                58              187                 125
     Other operating expenses                              774               714            1,456               1,326
                                                  ---------------------------------------------------------------------------
       Total noninterest expense                         3,352             3,080            6,668               6,121
                                                  ---------------------------------------------------------------------------

   INCOME BEFORE TAXES                                   1,228             1,086            2,320               1,932
   Applicable income taxes                                 318               311              589                 563
                                                  ---------------------------------------------------------------------------
   NET INCOME                                             $910              $775           $1,731              $1,369
                                                  ===========================================================================

   Per share:
   Net income - basic                                    $0.53             $0.45            $1.01               $0.79
                                                         =====             =====            =====               =====
   Net income - diluted                                  $0.53             $0.45            $1.01               $0.79
                                                         =====             =====            =====               =====

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                               Six Months                  Six Months
                                                                 Ended                       Ended

---------------------------------------------------------------------------------------------------------
                                                                June 30,                    June 30,
(000's omitted)                                                   2003                        2002
---------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance, beginning of period                                 $30,236                     $30,664
   Issuance of shares under
     Director stock purchase plan &
     Dividend reinvestment program                                  200                         111
   Repurchase stock                                                (657)                       (152)
                                                            ------------------          -----------------
   Balance, end of period                                        29,779                      30,623

RETAINED EARNINGS
   Balance, beginning of period                                   9,395                       7,677
     Net income                                                   1,731                       1,369
     Cash dividends declared                                     (1,187)                       (799)
                                                            ------------------          -----------------
   Balance, end of period                                         9,939                       8,247

ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)
   Balance, beginning of period                                     297                          92
     Change in unrealized gain (loss)
     on securities, net of tax                                      101                         106
                                                            ------------------          -----------------
   Balance, end of period                                           398                         198
                                                            ------------------          -----------------
TOTAL SHAREHOLDERS' EQUITY                                      $40,116                     $39,068
                                                            ==================          =================

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
----------------------------------------------------------------------------------------------
(000's omitted)
                                                                          2003       2002
----------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:

   Net income                                                             $1,731     $1,369
   Adjustments to reconcile net income to cash
     Provided by Operating Activities:
       Depreciation and amortization                                         486        494
       Provision for loan losses                                             964        102
       Amortization (accretion) on securities                                485        243
       Loans originated for sale                                         (47,748)   (16,683)
       Proceeds from the sale of loans                                    50,611     17,093
       Gain on sale of securities                                            (31)         0
       Gain on sales of loans                                               (788)      (292)
       Net increase in bank owned life insurance                            (114)    (5,071)
       Net (increase) decrease in interest receivable & other assets        (938)      (240)
       Net increase (decrease) in interest payable & other liabilities       375        (57)
                                                                       -----------------------
Total Adjustments                                                          3,302     (4,411)
                                                                       -----------------------
Net Cash Provided By (Used In) Operating Activities                        5,033     (3,042)
                                                                       -----------------------

Cash Flows From Investing Activities:

   Proceeds from maturities of securities - HTM                            1,803      4,712
   Proceeds from maturities of securities - AFS                            2,540      3,964
   Proceeds from calls of securities - AFS                                16,962      3,700
   Proceeds from sales of securities - AFS                                10,998          0
   Purchases of securities - HTM                                          (1,030)      (945)
   Purchases of securities - AFS                                         (56,133)   (10,644)
   Net increase in loans                                                 (10,338)    (2,848)
   Capital expenditures                                                     (209)    (1,368)
                                                                       -----------------------
Net Cash Provided By (Used in) Investing Activities                      (35,407)    (3,329)

Cash Flows From Financing Activities:

   Net increase (decrease) in deposits                                    43,362      1,717
   Net increase (decrease) in borrowings                                      17       (719)
   Net increase (decrease) in repurchase agreements                       12,500          0
   Net proceeds from stock issuance and purchase                            (457)        41
   Cash dividends                                                         (1,187)      (799)
                                                                       -----------------------
Net Cash Provided By (Used In) Financing Activities                       54,235        158

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                      $23,861    ($6,213)

CASH AND CASH EQUIVALENTS - BEGINNING                                    $30,562    $41,838
                                                                       -----------------------
CASH AND CASH EQUIVALENTS - ENDING                                       $54,423    $35,625
                                                                       =======================

CASH PAID FOR:
   INTEREST                                                               $2,650     $2,695
   INCOME TAXES                                                             $513       $821

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

                                                         Three Months Ended          Six Months Ended
(000's Omitted)                                               June 30,                   June 30,
                                                         2003         2002          2003          2002

Net Income                                                 $910       $1,731        $1,731        $1,369
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising
       during period                                        149          132           132           106
   Less: reclassification adjustment for
       gains included in net income                          19            0            31             0
                                                     -------------------------------------------------------
Other comprehensive income (loss)                           168          168           101           106
                                                     -------------------------------------------------------
Comprehensive income                                      1,078         $943        $1,832        $1,475
                                                     =======================================================

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of presentation

The consolidated financial statements include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan and Davison State Bank in Davison, Michigan (the Banks). Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form — 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Note 2. Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months and six months ended June 30, 2003 and 2002:

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                     2003           2002            2003             2002
                                                     ----           ----            ----             ----
Basic Earnings Per Common Share:
Numerator
   Net Income                                    $910,000       $775,000      $1,731,000       $1,369,000
                                                 ========       ========      ==========       ==========

Denominator
   Weighted average common shares
   Outstanding                                  1,712,611      1,733,535       1,716,066        1,735,080
                                                =========      =========       =========        =========

Basic earnings per common share                     $0.53          $0.45           $1.01            $0.79
                                                    =====          =====           =====            =====

Diluted Earnings Per Common Share:
Numerator
   Net Income                                    $910,000       $775,000      $1,731,000       $1,369,000
                                                 ========       ========      ==========       ==========

Denominator
   Weighted average common shares
   Outstanding for basic earnings per
   Common share                                 1,712,611      1,733,535       1,716,066        1,735,080

Add:  Dilutive effects of assumed
   Exercises of stock options                       6,216          4,857           6,245            4,269
                                                    -----          -----           ----             -----

   Weighted average common shares
   And dilutive potential common
   Shares outstanding                           1,718,827      1,738,392       1,722,311        1,739,349
                                                =========      =========       =========        =========

Diluted earnings per common share                   $0.53          $0.45           $1.01            $0.79
                                                    =====          =====           =====            =====

Stock options for 5,737 and 6,841 shares of common stock for the three and six month period ended June 30, 2003 and 2002 were not considered in computing diluted earnings per common share because they were not dilutive.

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

The Employee Stock Option Plan grants options to eligible employees to purchase the Corporation's common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 72,000 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan. Options covering 13,250 shares were granted under this Plan on June 26, 2003.

The following table summarizes stock option activity:

                                                                Number of                 Weighted
                                                                 Options                Average Price
                                                                 -------                -------------

     Options outstanding at December 31, 2001                     22,583                    $25.89
     Options granted 2002                                          2,947                     26.50
     Options forfeited 2002                                       (2,760)                    29.36
                                                                ---------
     Options outstanding at December 31, 2002                     22,770                     26.21
     Options granted 2003                                         13,250                     34.25
                                                                --------
     Options outstanding at June 30, 2003                         36,020                    $28.96
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

                                   Three Months Ended June 30,                  Six Months Ended June 30,
                                    2003               2002                  2003                      2002
                                    ----               ----                  ----                      ----
     Net Income
          As reported              $  910             $  775                $1,731                    $1,369
          Proforma                    893                761                 1,705                     1,353

     Basic  net  income  per
          share
          As reported                0.53               0.45                  1.01                      0.79
          Proforma                   0.52               0.44                  0.99                      0.78

     Diluted  net income per
          share
          As reported                0.53               0.45                  1.01                      0.79
          Proforma                   0.52               0.44                  0.99                      0.78

Proforma net income includes compensation cost for the Corporation’s stock option plan based on the fair values of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2003 were as follows: an expected life of 6 years, a dividend yield of 3.8%, a risk free return of 3.77% and expected volatility of 31%. Assumptions used in the model for options granted during 2002 were as follows: an expected life of 6 years, a dividend yield of 3.8%, a risk free return of 4.62% and expected volatility of 31%.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights.

As indicated in the income statement, earnings for the six months ended June 30, 2003 were $1,731,000 compared to $1,369,000 for the same period in 2002. Net income for the second quarter of 2003 was $910,000 compared to $775,000 for the same period in 2002. Earnings increased as a result of an increase in non-interest income and an increase in net interest income. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets. Management believes that the softening of the economy that began in 2001 and projected economic uncertainty may continue to place pressure on net interest income and asset quality.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the six months ended June 30, 2003 the Corporation’s return on average assets (annualized) was 1.01% compared to 0.90% for the same period in 2002. Net income per share — basic and diluted was $1.01 in the first six months of 2003 compared to $0.79 for net income per share – basic and diluted for the same period in 2002. Net income per share – basic and diluted was $0.53 in the second quarter 2003 compared to $0.45 for net income per share – basic and diluted for the same period in 2002.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2003 and 2002 are summarized in Table 3.and for the six months ended June 30, 2003 and 2002 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    2003 COMPARED TO 2002
                                                     INCREASE (DECREASE)
                                                           DUE TO:
                                             -------------------------------------
                                                            YIELD/
(000'S OMITTED)                                  VOL         RATE        TOTAL
----------------------------------------------------------------------------------
TAXABLE SECURITIES                               $501       ($378)        $123
TAX-EXEMPT SECURITIES                             124         (74)          50
FEDERAL FUNDS SOLD                                (56)        (28)         (84)

TOTAL LOANS                                       549        (563)         (14)
LOANS HELD FOR SALE                                35          23           58
                                             -------------------------------------

   TOTAL EARNING ASSETS                         1,153      (1,020)         133

INTEREST BEARING DEMAND DEPOSITS                   38         (56)         (18)
SAVINGS DEPOSITS                                  125        (141)         (16)
TIME CD'S $100,000 AND OVER                       202         (94)         108
OTHER TIME DEPOSITS                                 3        (372)        (369)
OTHER BORROWINGS                                 (337)        337            0
                                             -------------------------------------

   TOTAL INTEREST BEARING LIABILITIES              31        (326)        (295)
                                             -------------------------------------

      NET INTEREST INCOME                      $1,122       ($694)        $428
                                             =====================================

As indicated in Table 1, during the six months ended June 30, 2003, net interest income increased compared to the same period in 2002, principally because of the increase in securities interest income and the decrease in interest expense due to the repricing of certificates of deposit as they matured and renewed at lower rates. Interest income increased slightly in the loan portfolio and decreased slightly in the core deposit portfolio.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the six months ended June 30, 2003 and 2002 are shown in Table 2. Net interest income for the six months ended June 30, 2003 was $6,558,000 an increase of $627,000 over the same period in 2002. This represents an increase of 10.6%. The primary factor contributing to the net interest income increase was reduction in interest expense due to repricing time deposit rates. Management’s actions to reprice loans and deposits to improve the margin and short-term rate stability contributed substantially to the improvement during the first six months of 2003 compared to the first six months of 2002.

Management reviews the economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 3, for the three months ended June 30, 2003, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.21% compared with 4.51% for the same period in 2002. This decline is attributable to the impact of interest rate reductions by the Federal Reserve Board in late 2002 and the end of the second quarter in 2003. The decrease in interest rates has impacted the net interest income in the short term because loans repriced more quickly than deposits thus reducing net interest income.

Average earning assets increased 13.4% or approximately $36,915,000 comparing the first six months of 2003 to the same time period in 2002. Loans, the highest yielding component of earning assets, represented 74.4% of earning assets in 2003 compared to 78.6% in 2002. Average interest bearing liabilities increased 15.8% or $35,066,000 comparing the first six months of 2003 to the same time period in 2002. Non-interest bearing deposits amounted to 15.4% of average earning assets in the first six months of 2003 compared with 15.1% in the same time period of 2002.

Management continually monitors the Corporation’s balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2003, corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. Management has adjusted both loan and deposit rates in response to the June 27th prime rate reduction of twenty-five basis points, which should alleviate any negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management”.

Table 2

                                                                       SIX MONTHS ENDED JUNE 30,
AVERAGE BALANCES AND RATES                                      2003                               2002
(000's omitted)(Annualized)                         AVERAGE     INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                              BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                   -------------------------------------------------------------------
   Securities:
     U.S. Treasury and Government Agencies           $44,865       $587     2.64%       $19,503       $390     4.03%
     State and Political (1)                          21,034        517     4.95%        16,609        467     5.67%
     Other                                             3,303         72     4.40%         5,385        146     5.47%
                                                   --------------------------------   --------------------------------
     Total Securities                                 69,202      1,176     3.43%        41,497      1,003     4.87%
     Fed Funds Sold                                   10,613         61     1.16%        17,371        145     1.68%
   Loans:
     Commercial                                      156,565      5,284     6.81%       138,732      4,883     7.10%
     Tax Free (1)                                      5,370        174     6.54%         3,054        118     7.80%
     Real Estate-Mortgage                             13,299        449     6.81%        12,053        475     7.95%
     Consumer                                         53,937      1,926     7.20%        60,353      2,371     7.92%
                                                   --------------------------------   --------------------------------
   Total loans                                       229,171      7,833     6.89%       214,192      7,847     7.39%
   Allowance for Loan Losses                          (3,251)                            (3,119)
   Net Loans                                         225,920      7,833     6.99%       211,073      7,847     7.50%
                                                   --------------------------------   --------------------------------
   Loans Held for Sale                                 2,926        127     8.75%         1,937         69     7.18%
                                                   --------------------------------   --------------------------------
   TOTAL EARNING ASSETS                             $311,912     $9,197     5.95%      $274,997     $9,064     6.65%
                                                   -------------------------------------------------------------------
   Cash Due from Banks                                17,609                             14,717
   All Other Assets                                   20,021                             17,531
                                                   -----------                        -----------
TOTAL ASSETS                                        $346,291                           $304,126
                                                   -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
   Deposits:
   Interest bearing - DDA                            $48,246        186     0.78%       $40,696        204     1.01%
   Savings Deposits                                  100,520        590     1.18%        83,309        606     1.47%
   Time CD's $100,000 and Over                        31,710        535     3.40%        21,520        427     4.00%
   Other Time CD's                                    74,244      1,278     3.47%        74,114      1,647     4.48%
                                                   --------------------------------   --------------------------------
   Total Deposits                                    254,720      2,589     2.05%       219,639      2,884     2.65%
   Other Borrowings                                    2,210         50     4.56%         2,225         50     4.53%
                                                   --------------------------------   --------------------------------
   INTEREST BEARING LIABILITIES                     $256,930     $2,639     2.07%      $221,864     $2,934     2.67%
                                                   -------------------------------------------------------------------
   Non-Interest bearing - DDA                         48,141                             41,569
   All Other Liabilities                               1,046                              1,695
   Shareholders' Equity                               40,174                             38,998
                                                   -----------                        -----------
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $346,291                           $304,126
                                                   -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                    3.87%                              3.98%
                                                                          ---------                          ---------
Net Interest Income /Margin                                      $6,558     4.24%                   $6,130     4.50%
                                                              =====================              =====================

(1)     – Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3

                                                                      THREE MONTHS ENDED JUNE 30,
AVERAGE BALANCES AND RATES                                      2003                               2002
(000's omitted)(Annualized)                         AVERAGE     INCOME/    YIELD/     AVERAGE      INCOME/    YIELD/
ASSETS                                              BALANCE     EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                                   -------------------------------------------------------------------
   Securities:
     U.S. Treasury and Government Agencies           $44,912       $300     2.68%       $17,957       $182     4.07%
     State and Political (2)                          20,998        261     4.98%        15,614        223     5.72%
     Other                                             2,758         31     4.51%         5,358         73     5.46%
                                                   --------------------------------   --------------------------------
     Total Securities                                 68,668        592     3.46%        38,929        478     4.92%
     Fed Funds Sold                                   12,211         35     1.15%        17,508         74     1.70%
   Loans:
     Commercial                                      158,847      2,675     6.75%       137,983      2,469     7.18%
     Tax Free (2)                                      5,241         86     6.61%         3,658         74     8.14%
     Real Estate-Mortgage                             14,036        233     6.66%        11,823        232     7.87%
     Consumer                                         53,532        945     7.08%        61,341      1,191     7.79%
                                                   --------------------------------   --------------------------------
   Total loans                                       231,656      3,939     6.82%       214,805      3,966     7.41%
   Allowance for Loan Losses                          (3,256)                            (3,150)
   Net Loans                                         228,400      3,939     6.92%       211,655      3,966     7.52%
                                                   --------------------------------   --------------------------------
   Loans Held for Sale                                 3,069         68     8.89%         1,989         33     6.65%
                                                   --------------------------------   --------------------------------
   TOTAL EARNING ASSETS                             $315,604     $4,634     5.89%      $273,231     $4,551     6.68%
                                                   -------------------------------------------------------------------
   Cash Due from Banks                                17,452                             14,938
   All Other Assets                                   19,886                             18,583
                                                   -----------                        -----------
TOTAL ASSETS                                        $349,686                           $303,602
                                                   -----------                        -----------
LIABILITIES & SHAREHOLDERS' EQUITY:
   Deposits:
   Interest bearing - DDA                            $46,871         91     0.78%       $41,466         95     0.92%
   Savings Deposits                                  103,407        308     1.19%        85,190        299     1.41%
   Time CD's $100,000 and Over                        29,421        256     3.49%        20,760        195     3.77%
   Other Time CD's                                    75,659        638     3.38%        71,794        763     4.26%
                                                   --------------------------------   --------------------------------
   Total Deposits                                    255,358      1,293     2.03%       219,210      1,352     2.47%
   Other Borrowings                                    2,726         28     4.12%         1,788         24     5.38%
                                                   --------------------------------   --------------------------------
   INTEREST BEARING LIABILITIES                     $258,084     $1,321     2.05%      $220,998     $1,376     2.50%
                                                   -------------------------------------------------------------------
   Non-Interest bearing - DDA                         50,032                             41,766
   All Other Liabilities                               1,066                              1,450
   Shareholders' Equity                               40,504                             39,388
                                                   -----------                        -----------
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $349,686                           $303,602
                                                   -----------            ---------   -----------            ---------
Net Interest Rate Spread                                                    3.84%                              4.18%
                                                                          ---------                          ---------
Net Interest Income /Margin                                      $3,313     4.21%                   $3,175     4.66%
                                                              =====================              =====================

(2)     – Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. The Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of loan losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets”.

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 2003, the ALL was $3,065,000, or 1.31% of total loans. This compares with $3,184,000, or 1.42%, at December 31, 2002. The decrease of the ALL as a percentage of total loans reflects a small decrease in the allowance for loan losses and a large increase in total loans. Management believes that the allowance to gross loans percentage is appropriate given identified risk in the loan portfolio based on asset quality.

Table 4 also summarizes loan losses and recoveries for the first six months of 2003 and 2002. During the first six months of 2003 the Corporation experienced net charge-offs of $1,083,000 or .91% of loans (annualized) compared with net charge-offs of $152,000 or .13% in the first six months of 2002. The charge-off of one large commercial credit relationship comprised $846,000 of the $1,083,000 net charge-offs for the period. The provision for loan losses was $964,000 in the first six months of 2003 and $102,000 for the same time period in 2002. The provision was increased primarily as a result of the unanticipated charges to the allowance related to the commercial credit relationship noted. The loss resulted from borrower falsification of borrowing base reports related to accounts receivables and inventory.

Table 4

                          ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                          Six Months Ended         Six Months Ended
                                                               June 30                 June 30,
(000's omitted)                                                 2003                     2002
                                                       --------------------------------------------------
Balance at Beginning of Period                                  $3,184                   $3,125
                                                       --------------------------------------------------
Charge-Offs:
     Commercial, Financial and Agriculture                        (915)                    (148)
     Real Estate-Mortgage                                            0                        0
     Installment Loans to Individuals                             (254)                    (233)
                                                       --------------------------------------------------
         Total Charge-Offs                                      (1,169)                    (381)
Recoveries:
     Commercial, Financial and Agriculture                          27                      149
     Real Estate-Mortgage                                            0                        0
     Installment Loans to Individuals                               59                       80
                                                       --------------------------------------------------
         Total Recoveries                                           86                      229
                                                       --------------------------------------------------
Net Charge-Offs                                                 (1,083)                    (152)
Provision                                                          964                      102
                                                       --------------------------------------------------
Balance at End of Period                                        $3,065                   $3,075
                                                       ==================================================
Ratio of Net Charge-Offs to Gross Loans                          0.46%                    0.07%
                                                       ==================================================

NON-INTEREST INCOME

Non-interest income increased during the six months ended June 30, 2003 as compared to the same period in 2002, primarily due to the increase in gain on sale of mortgages, and an increase in service charges on deposit accounts. Overall non-interest income was $3,628,000 for the six months ended June 30, 2003 compared to $2,224,000 for the same period in 2002. These figures represent an increase of 63.1%. Non-interest income increased 76.8% in the second quarter of 2003 compared with the same period in 2002. The increase was due to higher gain on sale of mortgages and higher service charges on deposits in the second quarter of 2003. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,742,000 in the first six months of 2003 compared to $1,148,000 for the same period of 2002. This represents an increase of 51.7%. In the second quarter of 2003 service charges increased 57.2% over the same period in 2002. Increases are attributable to service charges from growth in core deposits and the introduction of a new overdraft privilege product.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $788,000 in the six months ended June 30, 2003 and $292,000 in the same period in 2002. In the second quarter of 2003 gain on the sale of mortgages increased 189.3% over the same period in 2002. The change is due to an increase in loans sold in the secondary market due to the increase in residential mortgage refinance activity and new loan volumes due to the downward movement to historically low market interest rates.

Trust income decreased $45,000 in the first six months of 2003 compared to the same period in the prior year. In the second quarter of 2003 trust fees decreased 56.5% compared with the same period in 2002. The decrease in fees is attributable to the decline in the value of assets under management and the loss of several trust accounts within the Corporation’s Trust Department.

Gain on sale of securities increased $31,000 in the first six months of 2003, due to the bank selling some low yielding securities and purchasing higher yielding securities in the second quarter and selling a single security in the first quarter. This gain made up 0.9% of the 2003 first six months non–interest income.

Gain on sale of fixed assets increased in the second quarter of 2003 due to the sale of the North Fenton branch. The gain on the sale was $201,000.

Other operating income increased $127,000 to $633,000 in the first six months of 2003 compared to $506,000 in the same time period in 2002. This is an increase of 25.1%. Other operating income increased due to the cash surrender value of life insurance and the increase in debit and ATM income.

Non-Interest Expense

Total non-interest expense was $6,667,000 in the first six months ended June 30, 2003 compared with $6,121,000 in the same period of 2002. This is an increase of 8.9%. In the second quarter of 2003 total non-interest expenses were $3,352,000 compared to $3,080,000 in the same quarter in 2002. These increases are largely attributable to an increase in salaries and benefits expense and other operating expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $3,598,000 in the first six months of 2003, compared with $3,314,000, or an increase of 8.6%, for the same time period in 2002. In the second quarter of 2003 salary and benefits costs were $1,762,000 compared with $1,606,000, or an increase of 9.7% for the same quarter in 2002. Increased costs are primarily a result of a modest salary increase for employees and an increase in employee benefit costs and commission expenses paid to mortgage originators.

During the first six months ended June 30, 2003 furniture and equipment expenses were $723,000 compared to $746,000 for the same period in 2002, a decrease of 3.1%. In the second quarter of 2003 equipment expenses decreased 5.7% from the second quarter of 2002. The decreases in expenses are attributable to reduction in equipment maintenance contracts and equipment depreciation.

Occupancy expenses at $561,000 increased in the six months ended June 30, 2003 compared to the same period in 2002 by $39,000 or 7.5%. Occupancy expenses increased 1.5% in the second quarter of 2003 compared to 2002. The increases are attributable to increases in facility repairs, a full half a year of expenses pertaining to the opening of the Grand Blanc and Silver Lake Parkway offices in 2002 and maintenance contracts expense.

Loan and collection expenses, at $143,000, were up $55,000 during the six months ended June 30, 2003 compared to the same time period in 2002. In the second quarter loan and collection expense increased 68.0% compared to the second quarter of 2002. The increase is primarily attributable to an increase in other loan expense pertaining to the large charged off loan and an increase in dealer service fees.

Advertising expenses were $187,000 in the six months ended June 30, 2003 compared with $125,000 for the same period in 2002. Advertising expenses increased 68.9% in the second quarter of 2003 compared to the same quarter in 2002. The increases were primarily due to the increase in media, shareholder and promotional expenses.

Other operating expenses were $1,456,000 in the six months ended June 30, 2003 compared to $1,326,000 in the same time period in 2002, an increase of $130,000 or 9.8%. Other operating expenses were $774,000 in the second quarter of 2003 compared to $714,000 in the same period in 2002. The increases are attributable to an increase in the amount of overdrawn deposit account charge-offs and an increase in other outside services and consulting expenses.

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

The Corporation’s total assets were $397 million at June 30, 2003 compared to December 31, 2002 total assets of $340 million. Loans comprised 59.7% of total assets at June 30, 2003 compared to 67.5% at December 31, 2002. Loans grew $7.2 million with commercial loans and real estate loans leading the advance, which together grew $9.1 million while other loan categories experienced small decreases. The ratio of non-interest bearing deposits to total deposits was 16.5% at June 30, 2003 compared to 15.2% at December 31, 2002. Interest bearing deposit liabilities totaled $283 million at June 30, 2003 compared to $251 million at December 31, 2002. Total deposits increased $43.4 million with non-interest bearing demand deposits increasing $11.1 million and interest bearing deposits increasing $32.3 million. Short-term borrowings increased $33 thousand due to the slight increase in treasury tax & loan deposits at the end of the two periods. FHLB advance balances decreased slightly during the period due to a principal payment being made on the advance. The Corporation entered into repurchase agreements during the period for $12.5 million.

Bank premises and equipment decreased $277,000 to $9.5 million at June 30, 2003 compared to $9.7 million at December 31, 2002. The decrease is due to depreciation expense and reduction in property resulting from the sale of the North Fenton office.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which were delinquent 90 days or more, but have not been placed on non-accrual status. Table 5 reflects the levels of these assets at June 30, 2003 and December 31, 2002.

Non-performing assets increased at June 30, 2003 compared to December 31, 2002. This increase is primarily due to an increase in Other Real Estate and REO-in-Redemption, which increased $931,000 in the first six months of 2003. One property directly related to the $846,000 charged off commercial credit, comprises $599,000 of the increase in the period. The majority of the properties are commercial and marketability is dependent on the real estate market. Non-performing assets decreased significantly as compared to March 31, 2003 primarily due to the decrease in non-performing loans, which resulted from an $862,000 charge to the allowance for loan losses in the second quarter. The Corporation provided $668,000 to the loan loss reserve in the second quarter.

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

Table 5

Non-Performing Assets and Past Due Loans

                                                    June 30,    December 31,
                                                      2003            2002
                                                 --------------------------------
Non-Performing Loans:
     Loans Past Due 90 Days or More & Still
         Accruing                                         $75            $72
     Non-Accrual Loans                                    485            512
     Renegotiated Loans                                     0              0
                                                 --------------------------------
         Total Non-Performing Loans                       560            584
                                                 --------------------------------
Other Non-Performing Assets:
     Other Real Estate                                    873            110
     REO in Redemption                                    332            164
     Other Non-Performing  Assets                          29             92
                                                 --------------------------------
         Total Other Non-Performing Assets              1,234            366
                                                 --------------------------------
Total Non-Performing Assets                            $1,794           $950
                                                 ================================
Non-Performing Loans as a % of
     Total Loans                                       0.24%           0.26%
Allowance for Loan Losses as a % of
     Non-Performing Loans                            547.32%         545.21%
Accruing Loans Past Due 90 Days or
     More to Total Loans                               0.03%           0.03%
Non-performing Assets as a % of
     Total Assets                                      0.45%           0.28%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in the first six months of 2003. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. As of June 30, 2003 federal funds sold represented 8.3% of total assets, compared to 3.0% at December 31, 2002. The Corporation had excess liquidity at June 30, 2203 due to a large short-term deposit from a local municipality. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

Interest rate risk is managed by controlling and limiting the level of earnings volatility arising from rate movements. The Corporation entered into a leverage strategy in the second quarter, which was purchasing securities funded by repurchase agreements. This strategy helped leverage more capital of the Corporation and limit volatility if interest rates dropped further. The Corporation regularly performs reviews and analysis of those factors impacting interest rate risk. Factors include maturity and re-pricing frequency of balance sheet components, impact of rate changes on interest margin and prepayment speeds, market value impacts of rate changes, and other issues. Both actual and projected performance are reviewed, analyzed, and compared to policy and objectives to assure present and future financial viability.

As indicated in the statement of cash flows, cash provided by financing activities was $54,235,000 in the first six months of 2003 due to the increase in deposits. Comparatively, in the first six months of 2002, cash provided in financing activities was $158,000 because of increases in deposits. Cash used in investing activities was $35,407,000 during the first six months of 2003. Cash flow from investing activities decreased for the first six months of 2003 primarily because of an increase in securities purchases and an increase in loan demand.

NEWLY ISSUED BUT NOT EFFECTIVE ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Corporation does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Corporation’s operating results or financial condition.

CAPITAL MANAGEMENT

Total shareholders’ equity increased 0.5% to $40,116,000 at June 30, 2003 compared with $39,928,000 at December 31, 2002. The Corporation’s equity to asset ratio was 10.1% at June 30, 2003 and 11.7% at December 31, 2002. The increase in the amount of capital resulted primarily from the net income from the Corporation, partially offset by dividends declared.

As indicated on the balance sheet at December 31, 2002 the Corporation had accumulated other comprehensive income of $297,000 compared to accumulated other comprehensive income at June 30, 2003 of $398,000. The increase in the income position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 6, at June 30, 2003 and at December 31, 2002, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 6

                                                              Capital Ratios
                               -----------------------------------------------------------------------------
                                  Regulatory Minimum                  Fentura Financial, Inc.
                                For "Well Capitalized"      June 30,      December 31,        June 30,
                                                              2003            2002              2002
Total Capital to risk
     Weighted assets                      10%                14.53%          15.20%            15.90%
Tier 1  Capital to risk                    6%                13.49%          14.10%            14.74%
     Weighted assets
Tier 1 Capital to average
     Assets                                5%                11.47%          12.60%            12.78%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 47 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2003, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures are managed in 2003 compared to 2002.

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

Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2003, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7

                                            GAP ANALYSIS JUNE 30, 2003

(000's Omitted)                                    Within       Three      One to       After
                                                   Three      Months to     Five        Five
                                                   Months     One Year      Years       Years       Total
                                                -------------------------------------------------------------
Earning Assets:
    Federal Funds Sold                           $  33,050   $       0   $       0   $       0    $ 33,050
    Securities                                      28,439       5,619      39,832      13,361      87,251
    Loans                                          123,093      16,938      78,464      14,981     233,476
    Loans Held for Sale                              3,434           0           0           0       3,434
                                                -------------------------------------------------------------
       Total Earning Assets                       $188,016   $   22,557  $ 118,296   $  28,342    $357,211
                                                =============================================================

Interest Bearing Liabilities:
    Interest Bearing Demand Deposits             $  51,038   $       0   $       0   $       0   $  51,038
    Savings Deposits                               126,736           0           0           0     126,736
    Time Deposits Less than $100,000                 8,934      25,274      40,754         107      75,069
    Time Deposits Greater than $100,000              9,249       8,935      12,260           0      30,444
    Short term borrowings                            1,533           0           0           0       1,533
    Other Borrowings                                     0          16          76       1,016       1,108
    Repurchase Agreements                                0       2,500      10,000           0      12,500
                                                -------------------------------------------------------------
       Total Interest Bearing Liabilities         $197,490    $ 36,725   $  63,090   $    1,123   $298,428
                                                =============================================================
Interest Rate Sensitivity GAP                     $ (9,474)  $ (14,168)  $  55,206   $  27,219   $  58,783
Cumulative Interest Rate
    Sensitivity GAP                               $ (9,474)  $ (23,642)  $  31,564   $  58,783
Interest Rate Sensitivity GAP                        (0.95)      (0.61)       1.88       25.24
Cumulative Interest Rate
    Sensitivity GAP Ratio                            (0.95)      (0.90)       1.11        1.20

As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short- term negative impact on interest margin. Conversely, if market rates continue to decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation's Gap position at June 30, 2002 and the change in net interest margin for the six months ended June 30, 2003 compared to the same time period in 2002. At June 30, 2002 the Corporation was negatively gapped through one year and since that time interest rates have declined further, yet net interest margin decreased compared to the first six months of 2003 to the same period in 2002. This occurred because certain deposit categories, specifically interest bearing demand and savings, have been repriced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly impact net interest income. Management has adjusted both loan and deposit rates in response to the June 27,, 2003 prime rate reduction of twenty-five basis points, which should alleviate any negative impact on net interest income.

FORWARD LOOKING STATEMENTS

This report includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. - None
Item 2.	Changes in Securities and Use of Proceeds. - None
Item 3.	Defaults Upon Senior Securities. - None
Item 4.	Submission of Matters to a Vote of Securities Holders.
The annual meeting of shareholders of the Registrant was held on April 30, 2003. The shareholders voted on the following matters at the meeting:
(a)	Election of two directors for terms expiring at the 2006 annual meeting:
	Director Nominee: Forrest A. Shook Donald L. Grill	For: 1,408,598.828 1,405,863.828	Withhold 1,645.00 4,380.00	Abstain 0 0
Item 5.	Other Information. - The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Registrant's independent accountants during the period covered by this report.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits
	31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on 8-K

Report on Form 8-K dated March 31, 2003 and filed April 2, 2003 furnishing information announcing a dividend for the quarter ended March 31, 2003.

Report on Form 8-K dated April 18, 2003 furnishing press releases announcing a dividend and the results of the quarter ended March 31, 2003.

Report on Form 8-K dated May 5, 2003 furnishing a press release announcing a reorganization of the Registrant's Board of Directors

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.
Date: August 12, 2003	By	/s/ Donald L. Grill Donald L. Grill
President & CEO
Date: August 12, 2003	By	/s/ Ronald L. Justice Ronald L. Justice
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Donald L. Grill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: August 12, 2003

/s/ Donald L. Grill Donald L. Grill President and Chief Executive Officer

Exhibit 31.2

I, Ronald L. Justice, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: August 12, 2003

/s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer

Exhibit 32.1

I, Donald L. Grill, Chief Executive Officer of Fentura Financial Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: August 12, 2003

/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

Exhibit 32.2

I, Ronald L. Justice, Chief Financial Officer of Fentura Financial, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: August 12, 2003

/s/ Ronald L. Justice Ronald L. Justice Chief Financial Officer