Form 10-Q
period 2003-09-30
FENTURA FINANCIAL INC
filed 2003-11-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 000-23550

Fentura Financial, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2806518

(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Fenton Sq, P.O. Box 725, Fenton, Michigan 48430
(Address of Principal Executive Offices)

            (810) 629-2263
(Registrant’s telephone number)

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
___ Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 1, 2003

Class — Common Stock      Shares Outstanding — 1,707,772

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Fentura Financial, Inc.
Consolidated Balance Sheets

(000's omitted Except share data)	SEPT 30, 2003 (unaudited)	DEC 31, 2002

ASSETS
Cash and due from banks	$ 18,989	$ 20,262
Federal funds sold	25,250	10,300

Total cash & cash equivalents	44,239	30,562
Securities-available for sale	112,255	48,981
Securities-held to maturity, (fair value of $12,063
at September 30, 2003 and $14,051 at December 31, 2002)	11,692	13,722

Total securities	123,947	62,703
Loans held for sale	2,205	5,509
Loans:
Commercial	131,136	129,562
Real estate loans - mortgage	17,275	11,944
Real estate loans - construction	33,313	27,032
Consumer loans	54,455	55,683

Total loans	236,179	224,221
Less: Allowance for loan losses	(3,244)	(3,184)

Net loans	232,935	221,037
Bank Owned Life Insurance	6,404	6,234
Bank premises and equipment	9,271	9,754
Federal Home Loan Bank stock	844	822
Accrued interest receivable	1,845	1,595
Other assets	3,200	2,267

Total assets	$ 424,890	$ 340,483

LIABILITIES
Deposits:
Non-interest bearing deposits	$ 57,791	$ 44,875
Interest bearing deposits	309,603	250,994

Total deposits	367,394	295,869
Borrowings	1,417	1,500
Federal Home Loan Bank Advances	1,108	1,124
Repurchase Agreements	12,500	0
Accrued taxes, interest and other liabilities	2,033	2,062

Total liabilities	384,452	300,555

SHAREHOLDERS' EQUITY
Common stock - no par value
1,705,374 shares issued (1,722,126 in Dec. 2002)	29,671	30,236
Retained earnings	10,711	9,395
Accumulated other comprehensive income	56	297

Total shareholders' equity	40,438	39,928

Total Liabilities and Shareholders' Equity	$ 424,890	$ 340,483

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted except per share data)	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$3,925	$4,024	$11,827	$11,909
Interest and dividends on
securities:
Taxable	587	247	1,247	781
Tax-exempt	175	167	515	468
Interest on federal funds sold	86	116	147	261

Total interest income	4,773	4,554	13,736	13,419
INTEREST EXPENSE
Deposits	1,368	1,375	3,957	4,259
Borrowings	81	25	131	75

Total interest expense	1,449	1,400	4,088	4,334

NET INTEREST INCOME	3,324	3,154	9,648	9,085
Provision for loan losses	122	107	1,086	209

Net interest income after
Provision for loan losses	3,202	3,047	8,562	8,876
NONINTEREST INCOME
Service charges on deposit accounts	964	661	2,706	1,808
Gain on sale of mortgages	373	270	1,161	562
Trust income	140	147	373	426
Gain on sale of securities	0	0	31	0
Gain on sale of fixed assets	0	0	201	0
Other income and fees	330	311	963	817

Total noninterest income	1,807	1,389	5,435	3,613
NONINTEREST EXPENSE
Salaries and employee benefits	1,818	1,665	5,416	4,979
Occupancy	275	267	836	788
Furniture and equipment	365	376	1,088	1,122
Loan and collection	70	40	213	128
Advertising and promotional	83	112	270	237
Other operating expenses	814	642	2,270	1,969

Total noninterest expense	3,425	3,102	10,093	9,223

INCOME BEFORE TAXES	1,584	1,334	3,904	3,266
Applicable income taxes	417	407	1,006	970

NET INCOME	$1,167	$ 927	$ 2,898	$ 2,296

Per share:
Net income - basic	$ 0.68	$ 0.53	$ 1.69	$ 1.32

Net income - diluted	$ 0.68	$ 0.53	$ 1.69	$ 1.32

Cash Dividends declared	$ 0.23	$ 0.23	$ 0.69	$ 0.69

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended	Nine Months Ended

(000's omitted)	September 30, 2003	September 30, 2002

COMMON STOCK
Balance, beginning of period	$ 30,236	$ 30,664
Issuance of shares under
Director stock purchase plan &
Dividend reinvestment program	308	111
Repurchase stock	(873)	(425)

Balance, end of period	29,671	30,350
RETAINED EARNINGS
Balance, beginning of period	9,395	7,677
Net income	2,898	2,296
Cash dividends declared	(1,582)	(1,197)

Balance, end of period	10,711	8,776
ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Balance, beginning of period	297	92
Change in unrealized gain (loss)
on securities, net of tax	(241)	157

Balance, end of period	56	249

TOTAL SHAREHOLDERS' EQUITY	$ 40,438	$ 39,375

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

(000's omitted)
	2003	2002

OPERATING ACTIVITIES:

Net income	$ 2,898	$ 2,296
Adjustments to reconcile net income to cash
Provided by Operating Activities:
Depreciation and amortization	744	761
Provision for loan losses	1,086	209
Amortization (accretion) on securities	625	373
Loans originated for sale	(66,092)	(32,917)
Proceeds from the sale of loans	70,588	31,712
Gain on sale of securities	(31)	0
Gain on sales of fixed assets	(201)	0
Gain on sales of loans	(1,161)	(562)
Net increase in bank owned life insurance	(170)	(3,646)
Net (increase) decrease in interest receivable & other assets	(1,183)	(121)
Net increase (decrease) in interest payable & other liabilities	96	399

Total Adjustments	4,301	(3,792)

Net Cash Provided By (Used In) Operating Activities	7,199	(1,496)

Cash Flows From Investing Activities:

Proceeds from maturities of securities - HTM	5,788	5,193
Proceeds from maturities of securities - AFS	6,027	4,888
Proceeds from calls of securities - HTM	613	0
Proceeds from calls of securities - AFS	19,400	9,935
Proceeds from sales of securities - AFS	10,998	0
Purchases of securities - HTM	(4,366)	(4,444)
Purchases of securities - AFS	(100,685)	(18,621)
Net increase in loans	(13,016)	(7,201)
Capital expenditures	(60)	(1,539)

Net Cash Provided By (Used in) Investing Activities	(75,301)	(11,789)

Cash Flows From Financing Activities:

Net increase (decrease) in deposits	71,525	18,180
Net increase (decrease) in borrowings	(99)	(615)
Net increase (decrease) in repurchase agreements	12,500	0
Net proceeds from stock issuance and purchase	(565)	(314)
Cash dividends	(1,582)	(1,197)

Net Cash Provided By (Used In) Financing Activities	81,779	16,054

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	$ 13,677	$ 2,769

CASH AND CASH EQUIVALENTS - BEGINNING	$ 30,562	$ 41,838

CASH AND CASH EQUIVALENTS - ENDING	$ 44,239	$ 44,607

CASH PAID FOR:
INTEREST	$ 4,021	$ 4,093
INCOME TAXES	$ 688	$ 1,060

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's Omitted)	2003	2002	2003	2002
Net Income	$ 1,167	$927	$ 2,898	$2,296
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising
during period	(342)	51	(272)	157
Less: reclassification adjustment for
gains included in net income	0	0	31	0

Other comprehensive income (loss)	(342)	51	(241)	157

Comprehensive income	$ 825	$978	$ 2,657	$2,453

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of presentation

The consolidated financial statements include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan and Davison State Bank in Davison, Michigan (the Banks). Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form — 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

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

Note 2. Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic Earnings Per Common Share:
Numerator
Net Income	$1,167,000	$ 927,000	$2,898,000	$2,296,000

Denominator
Weighted average common shares
Outstanding	1,706,864	1,733,535	1,712,965	1,735,080

Basic earnings per common share	$ 0.68	$ 0.53	$ 1.69	$ 1.32

Diluted Earnings Per Common Share:
Numerator
Net Income	$1,167,000	$ 927,000	$2,898,000	$2,296,000

Denominator
Weighted average common shares
Outstanding for basic earnings per
Common share	1,706,864	1,733,535	1,712,965	1,735,080
Add: Dilutive effects of assumed
Exercises of stock options	6,099	5,566	6,197	4,723

Weighted average common shares
And dilutive potential common
Shares outstanding	1,712,963	1,739,101	1,719,162	1,739,803

Diluted earnings per common share	$ 0.68	$ 0.53	$ 1.69	$ 1.32

Stock options for 18,987 and 5,737 shares of common stock for the three and nine month period ended September 30, 2003 and stock options for 0 and 6,841 shares of common stock for the three and nine month period ended September 30, 2002 were not considered in computing diluted earnings per common share because they were not dilutive.

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

The Employee Stock Option Plan provides for grants of options to eligible employees to purchase the Corporation’s common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 72,000 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan. Options covering 13,250 shares were granted under this Plan on June 26, 2003.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price

Options outstanding at December 31, 2001	22,583	$ 25.89
Options granted 2002	2,947	26.50
Options forfeited 2002	(2,760)	29.36

Options outstanding at December 31, 2002	22,770	26.21
Options granted 2003	13,250	34.25

Options outstanding at September 30, 2003	36,020	$ 28.96

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Net Income
As reported	$ 1,167	$ 927	$ 2,898	$ 2,296
Proforma	1,150	922	2,862	2,276

Basic net income per
share
As reported	0.68	0.53	1.69	1.32
Proforma	0.67	0.52	1.67	1.31

Diluted net income per
share
As reported	0.68	0.53	1.69	1.32
Proforma	0.67	0.52	1.66	1.31

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

Note 5. Securities

September 30, 2003 securities and year-end 2002 securities are as follows:

Available for Sale September 30, 2003	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Government & federal agency	$ 70,025	$416	$(137)
State and Municipal	6,435	171	(13)
Mortgage-backed	34,368	103	(466)
Corporate	1,032	24	0
Equity securities	395	0	0

Total	$112,255	$714	$(616)

December 31, 2002
U.S. Government & federal agency	$ 29,027	$144	$ 0
State and Municipal	9,388	100	(33)
Mortgage-backed	7,093	192	0
Corporate	3,078	47	0
Equity securities	395	0	0

Total	$ 48,981	$483	$(33)

Held to Maturity September 30, 2003	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

State & municipal	$11,692	$421	$(50)	$12,063

Total	$11,692	$421	$(50)	$12,063

December 31, 2002
State & municipal	$13,722	$332	$(3)	$14,051

Total	$13,722	$332	$(3)	$14,051

ITEM 2. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments.

As indicated in the income statement, earnings for the nine months ended September 30, 2003 were $2,898,000 compared to $2,296,000 for the same period in 2002. Earnings increased on the year to date basis due to higher non-interest income, which more than offset a decrease in net interest income comparing year to year. Net income for the third quarter of 2003 was $1,167,000 compared to $927,000 for the same period in 2002. Earnings increased as a result of an increase in non-interest income and an increase in net interest income. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets. Management believes that the softening of the economy that began in 2001 and projected economic uncertainty may continue to place pressure on net interest income and asset quality.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the nine months ended September 30, 2003 the Corporation’s return on average assets (annualized) was 1.05% compared to 0.99% for the same period in 2002. Net income per share — basic and diluted was $1.69 in the first nine months of 2003 compared to $1.32 net income per share – basic and diluted for the same period in 2002. Net income per share – basic and diluted was $0.68 in the third quarter 2003 compared to $0.53 net income per share – basic and diluted for the same period in 2002.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2003 and 2002 are summarized in Table 3 and for the nine months ended September 30, 2003 and 2002 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO 2002 INCREASE (DECREASE) DUE TO:

(000'S OMITTED)	VOL	YIELD/ RATE	TOTAL

TAXABLE SECURITIES	$ 1,067	($ 601)	$ 466
TAX-EXEMPT SECURITIES	192	(122)	70
FEDERAL FUNDS SOLD	(21)	(93)	(114)
TOTAL LOANS	1,026	(1,113)	(87)
LOANS HELD FOR SALE	(17)	47	30

TOTAL EARNING ASSETS	2,247	(1,882)	365

INTEREST BEARING DEMAND DEPOSITS	74	(48)	26
SAVINGS DEPOSITS	287	(235)	52
TIME CD'S $100,000 AND OVER	224	(187)	37
OTHER TIME DEPOSITS	29	(446)	(417)
OTHER BORROWINGS	146	(90)	56

TOTAL INTEREST BEARING LIABILITIES	760	(1,006)	(246)

NET INTEREST INCOME	$ 1,487	($ 876)	$ 611

As indicated in Table 1, during the nine months ended September 30, 2003, net interest income increased compared to the same period in 2002, principally because of the increase in securities interest income and the decrease in interest expense due to the repricing of certificates of deposit as they matured and renewed at lower rates. Interest income decreased slightly in the loan portfolio and interest expense decreased slightly in the core deposit portfolio.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the nine months ended September 30, 2003 and 2002 are shown in Table 2. Net interest income for the nine months ended September 30, 2003 was $10,000,000 an increase of $611,000 over the same period in 2002. This represents an increase of 6.5%. The primary factor contributing to the net interest income increase was reduction in interest expense due to repricing time deposit rates and an increase in investment interest income. Also, net interest income increased due to an increased volume at a lower spread and as a result the net interest margin declined during the quarter. Management’s actions to reprice loans and deposits to improve the margin and short-term rate stability contributed substantially to the improvement during the first nine months of 2003 compared to the first nine months of 2002.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 3, for the three months ended September 30, 2003, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.66% compared with 4.54% for the same period in 2002. This decline is attributable to the impact of an increase in volume at a lower spread, which helped increase net interest income but decreased the net interest margin. Also, interest rate reductions by the Federal Reserve Board in late 2002 and near the end of the second quarter in 2003 contributed to the decline in net interest margin. Also the Corporation’s investment of excess cash in lower yielding securities reduced the net interest margin. The decrease in interest rates has impacted the net interest income in the short term because loans repriced more quickly than deposits thus reducing net interest margin.

Average earning assets increased 19.4% or approximately $54,022,000 comparing the first nine months of 2003 to the same time period in 2002. Loans, the highest yielding component of earning assets, represented 70.0% of earning assets in 2003 compared to 76.8% in 2002. Average interest bearing liabilities increased 22.1% or $49,660,000 comparing the first nine months of 2003 to the same time period in 2002. Non-interest bearing deposits amounted to 15.5% of average earning assets in the first nine months of 2003 compared with 15.5% in the same time period of 2002.

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

Table 2

	NINE MONTHS ENDED SEPTEMBER 30,
AVERAGE BALANCES AND RATES (000's omitted)(Annualized)	AVERAGE	2003 INCOME/		YIELD/	AVERAGE	2002 INCOME/	YIELD/
ASSETS	BALANCE	EXPENSE		RATE	BALANCE	EXPENSE	RATE

Securities:
U.S. Treasury and Government Agencies	$54,272	$1,150		2.83%	$18,996	$573	4.03%
State and Political (1)	20,859	779		4.99%	16,408	709	5.78%
Other	2,959	97		4.38%	5,192	208	5.36%

Total Securities	78,090	2,026		3.47%	40,596	1,490	4.91%
Fed Funds Sold	19,146	147		1.03%	20,862	261	1.67%
Loans:
Commercial	158,533	7,898		6.66%	139,987	7,488	7.15%
Tax Free (1)	5,280	259		6.56%	3,647	186	6.83%
Real Estate-Mortgage	14,361	791		7.36%	9,357	585	8.36%
Consumer	54,319	2,850		7.01%	60,915	3,552	7.80%

Total loans	232,493	11,798		6.78%	213,906	11,811	7.38%
Allowance for Loan Losses	(3,229)				(3,113)
Net Loans	229,264	11,798		6.88%	210,793	11,811	7.49%

Loans Held for Sale	2,895	117		5.40%	3,238	161	6.65%

TOTAL EARNING ASSETS	$ 332,624	$ 14,088	5.	.66%	$278,602	$13,723	6.59%

Cash Due from Banks	18,282				15,014
All Other Assets	19,983				18,302

TOTAL ASSETS	$ 367,660				$ 308,805

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$ 51,633	339		0.88%	$41,752	313	1.00%
Savings Deposits	111,601	954		1.14%	84,694	902	1.42%
Time CD's $100,000 and Over	30,074	674		3.00%	22,247	637	3.83%
Other Time CD's	74,708	1,990		3.56%	73,819	2,407	4.36%

Total Deposits	268,016	3,957		1.97%	222,512	4,259	2.56%
Other Borrowings	6,293	131		2.78%	2,137	75	4.69%

INTEREST BEARING LIABILITIES	$ 274,309	$ 4,088		1.99%	$224,649	$ 4,334	2.58%

Non-Interest bearing - DDA	51,458				43,103
All Other Liabilities	1,440				1,756
Shareholders' Equity	40,453				39,297

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 367,660				$ 308,805

Net Interest Rate Spread				3.67%			4.01%

Net Interest Income /Margin		$ 10,000		4.02%		$9,389	4.51%

(1)     – Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3

	NINE MONTHS ENDED SEPTEMBER 30,
AVERAGE BALANCES AND RATES (000's omitted)(Annualized)	AVERAGE	2003 INCOME/	YIELD/	AVERAGE	2002 INCOME/	YIELD/
ASSETS	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

Securities:
U.S. Treasury and Government Agencies	$ 72,943	$ 563	3.06%	$17,960	$ 182	4.02%
State and Political (2)	20,481	261	5.13%	16,007	253	6.27%
Other	2,281	24	4.17%	4,805	65	5.37%

Total Securities	95,705	852	3.53%	38,772	500	5.12%
Fed Funds Sold	35,921	86	0.95%	27,845	116	1.65%
Loans:
Commercial	162,396	2,614	6.39%	138,628	2,531	7.24%
Tax Free (2)	5,105	85	6.61%	4,833	82	6.72%
Real Estate-Mortgage	16,461	292	7.04%	9,776	198	8.04%
Consumer	54,346	924	6.75%	62,043	1,179	7.54%

Total loans	238,308	3,915	6.52%	215,280	3,990	7.35%
Allowance for Loan Losses	(3,184)			(3,113)
Net Loans	235,124	3,915	6.61%	212,167	3,990	7.46%

Loans Held for Sale	2,822	39	5.48%	3,902	62	6.30%

TOTAL EARNING ASSETS	$ 372,756	$ 4,892	5.21%	$285,799	$4,668	6.48%

Cash Due from Banks	19,601			15,618
All Other Assets	20,636			19,855

TOTAL ASSETS	$ 409,809			$ 318,159

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$ 58,337	152	1.03%	$43,867	109	0.99%
Savings Deposits	133,451	363	1.08%	86,424	294	1.35%
Time CD's $100,000 and Over	28,102	139	1.96%	23,701	210	3.52%
Other Time CD's	74,357	714	3.81%	74,272	762	4.07%

Total Deposits	294,247	1,368	1.84%	228,264	1,375	2.39%
Other Borrowings	14,327	81	2.24%	1,963	25	5.05%

INTEREST BEARING LIABILITIES	$ 308,574	$ 1,449	1.86%	$230,227	$1,400	2.41%

Non-Interest bearing - DDA	58,017			46,164
All Other Liabilities	2,213			1,185
Shareholders' Equity	41,005			39,883

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 409,809			$ 318,159

Net Interest Rate Spread			3.35%			4.07%

Net Interest Income /Margin		$ 3,443	3.66%		$3,268	4.54%

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

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 2003, the ALL was $3,244,000, or 1.37% of total loans. This compares with $3,184,000, or 1.42%, at December 31, 2002. The decrease of the ALL as a percentage of total loans reflects a small increase in the allowance for loan losses and a large increase in total loans. Management believes that the allowance to gross loans percentage is appropriate given identified risk in the loan portfolio based on asset quality.

Table 4 also summarizes loan losses and recoveries for the first nine months of 2003 and 2002. During the first nine months of 2003 the Corporation experienced net charge-offs of $1,026,000 or .43% of loans (annualized) compared with net charge-offs of $201,000 or .09% in the first nine months of 2002. The charge-off of one large commercial credit relationship comprised $841,000 of the $1,026,000 net charge-offs for the period. The provision for loan losses was $1,086,000 in the first nine months of 2003 and $209,000 for the same time period in 2002. The provision was increased primarily as a result of the unanticipated charges to the allowance related to the commercial credit relationship noted. The loss resulted from borrower falsification of borrowing base reports related to accounts receivables and inventory.

Table 4        ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(000's omitted)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Balance at Beginning of Period	$ 3,184	$ 3,125

Charge-Offs:
Commercial, Financial and Agriculture	(924)	(231)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(362)	(385)

Total Charge-Offs	(1,286)	(616)
Recoveries:
Commercial, Financial and Agriculture	154	305
Real Estate-Mortgage	0	0
Installment Loans to Individuals	106	110

Total Recoveries	260	415

Net Charge-Offs	(1,026)	(201)
Provision	1,086	209

Balance at End of Period	$ 3,244	$ 3,133

Ratio of Net Charge-Offs to Gross Loans	0.43%	0.09%

NON-INTEREST INCOME

Non-interest income increased during the nine months ended September 30, 2003 as compared to the same period in 2002, primarily due to the increase in gain on sale of mortgages, and an increase in service charges on deposit accounts. Overall non-interest income was $5,435,000 for the nine months ended September 30, 2003 compared to $3,613,000 for the same period in 2002. These figures represent an increase of 50.4%. Non-interest income increased 30.1% in the third quarter of 2003 compared with the same period in 2002. The increase was due to higher gain on sale of mortgages and higher service charges on deposits in the third quarter of 2003. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $2,706,000 in the first nine months of 2003 compared to $1,808,000 for the same period of 2002. This represents an increase of 49.7%. In the third quarter of 2003 service charges increased 45.8% over the same period in 2002. Increases are attributable to service charges from growth in core deposits and the introduction of a new overdraft privilege product.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $1,161,000 in the nine months ended September 30, 2003 and $562,000 in the same period in 2002. In the third quarter of 2003 gain on the sale of mortgages increased 38.1% over the same period in 2002. The change is due to an increase in loans sold in the secondary market due to the increase in residential mortgage refinance activity and new loan volumes due to the downward movement to historically low market interest rates. The gain on sale of mortgages started to slow down in the last month of the third quarter due to higher rates in the market.

Trust income decreased $53,000 in the first nine months of 2003 compared to the same period in the prior year. In the third quarter of 2003 trust fees decreased 4.8% compared with the same period in 2002. The decrease in fees is attributable to the decline in the average market value of assets under management and the loss of several trust accounts within the Corporation’s Trust Department.

Gain on sale of securities increased $31,000 in the first nine months of 2003, due to the bank selling some low yielding securities and purchasing higher yielding securities in the second quarter and selling a single security in the first quarter. This gain made up 0.6% of the 2003 first nine months non–interest income.

Gain on sale of fixed assets increased $201,000 in the first nine months, due to the sale of a branch of one of the Bank subsidiaries. The gain made up 3.7% of the 2003 first nine months non-interest income.

Other operating income increased $146,000 to $963,000 in the first nine months of 2003 compared to $817,000 in the same time period in 2002. This was an increase of 17.9%. Other operating income increased due to the cash surrender value of life insurance and the increase in debit and ATM income.

Non-Interest Expense

Total non-interest expense was $10,093,000 in the first nine months ended September 30, 2003 compared with $9,223,000 in the same period of 2002. This is an increase of 9.4%. In the third quarter of 2003 total non-interest expenses were $3,425,000 compared to $3,102,000 in the same quarter in 2002. These increases are largely attributable to an increase in salaries and benefits expense and other operating expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $5,416,000 in the first nine months of 2003, compared with $4,979,000, or an increase of 8.8%, for the same time period in 2002. In the third quarter of 2003 salary and benefits costs were $1,818,000 compared with $1,665,000, or an increase of 9.2% for the same quarter in 2002. Increased costs are primarily a result of a modest salary increase for employees and an increase in employee benefit costs and commission expenses paid to mortgage originators.

Occupancy expenses at $836,000 increased in the nine months ended September 30, 2003 compared to the same period in 2002 by $48,000 or 6.2%. Occupancy expenses increased 3.0% in the third quarter of 2003 compared to 2002. The increases are attributable to increases in facility repairs, a full nine months of expenses pertaining to the opening of the Grand Blanc and Silver Lake Parkway offices in 2002 and maintenance contracts expense.

During the first nine months ended September 30, 2003 furniture and equipment expenses were $1,088,000 compared to $1,122,000 for the same period in 2002, a decrease of 3.0%. In the third quarter of 2003 equipment expenses decreased 2.9% from the third quarter of 2002. The decreases in expenses are attributable to reduction in equipment maintenance contracts and equipment depreciation.

Loan and collection expenses, at $213,000, were up $85,000 during the nine months ended September 30, 2003 compared to the same time period in 2002. In the third quarter loan and collection expense increased 75.0% compared to the third quarter of 2002. The increase is primarily attributable to an increase in other loan expense pertaining to the large charged off loan noted earlier and an increase in dealer service fees.

Advertising expenses were $270,000 in the nine months ended September 30, 2003 compared with $237,000 for the same period in 2002. Advertising expenses decreased 25.9% in the third quarter of 2003 compared to the same quarter in 2002. The decreases were primarily due to the decrease in media, shareholder and promotional expenses.

Other operating expenses were $2,270,000 in the nine months ended September 30, 2003 compared to $1,969,000 in the same time period in 2002, an increase of $301,000 or 15.3%. Other operating expenses were $814,000 in the third quarter of 2003 compared to $642,000 in the same period in 2002. The increases are attributable to an increase in the amount of overdrawn deposit account charge-offs and an increase in other outside services and consulting expenses.

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

The Corporation’s total assets were $425 million at September 30, 2003 compared to December 31, 2002 total assets of $340 million. Loans comprised 56.1% of total assets at September 30, 2003 compared to 67.5% at December 31, 2002. Loans grew $8.7 million with commercial loans and real estate- construction loans leading the advance, which together grew $7.9 million while other loan categories experienced small decreases. The ratio of non-interest bearing deposits to total deposits was 15.7% at September 30, 2003 compared to 15.2% at December 31, 2002. Interest bearing deposit liabilities totaled $310 million at September 30, 2003 compared to $251 million at December 31, 2002. Total deposits increased $71.5 million with non-interest bearing demand deposits increasing $12.9 million and interest bearing deposits increasing $58.6 million. Short-term borrowings decreased $83,000 due to the slight decrease in treasury tax & loan deposits at the end of the two periods. FHLB advance balances decreased slightly during the period due to a principal payment being made on the advance. The Corporation entered into repurchase agreements during the second quarter of 2003 for $12.5 million. Repurchase agreements are instruments with deposit type characteristics, which are secured by bank securities. The repurchase agreements were leveraged against securities to increase net interest income.

Bank premises and equipment decreased $483,000 to $9.3 million at September 30, 2003 compared to $9.7 million at December 31, 2002. The decrease is due to depreciation expense and reduction in property resulting from the sale of the North Fenton office.

NON-PERFORMING ASSETS

Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 5 reflects the levels of these assets at September 30, 2003 and December 31, 2002.

Non-performing assets increased at September 30, 2003 compared to December 31, 2002. This increase is primarily due to an increase in Other Real Estate and REO-in-Redemption, which increased $1,122,000 in the first nine months of 2003. One property directly related to the $841,000 charged off commercial credit, comprises $599,000 of the increase in the period. The majority of the properties are commercial and marketability is dependent on the real estate market. Non-performing assets increased significantly as compared to June 30, 2003 primarily due to the increase in renegotiated loans, which included one commercial credit and one mortgage credit. The commercial loan in the amount of $480,000 is completely guaranteed by the U.S. Government and the mortgage loan in the amount of $783,000 is secured by residential property. The Corporation provided $122,000 to the loan loss reserve in the third quarter.

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

Table 5

Non-Performing Assets and Past Due Loans

	September 30, 2003	December 31, 2002

Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$ 68	$ 72
Non-Accrual Loans	260	512
Renegotiated Loans	1,263	0

Total Non-Performing Loans	1,591	584

Other Non-Performing Assets:
Other Real Estate	1,212	110
REO in Redemption	184	164
Other Non-Performing Assets	7	92

Total Other Non-Performing Assets	1,403	366

Total Non-Performing Assets	$2,994	$950

Non-Performing Loans as a % of
Total Loans	0.67%	0.26%
Allowance for Loan Losses as a % of
Non-Performing Loans	203.92%	545.21%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.03%	0.03%
Non-performing Assets as a % of
Total Assets	0.70%	0.28%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2003. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $63 million since December 31, 2002 due to the increase in deposits and slower loan demand than expected. The Corporation has decided to invest the excess funds in the security portfolio to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. As of September 30, 2003 federal funds sold represented 5.9% of total assets, compared to 3.0% at December 31, 2002. The Corporation had excess liquidity at September 30, 2003 due to a large short-term deposit from a local municipality. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

As indicated in the statement of cash flows, cash provided by financing activities was $81,779,000 in the first nine months of 2003 due to the increase in deposits. Comparatively, in the first nine months of 2002, cash provided in financing activities was $16,054,000 because of increases in deposits. Cash used in investing activities was $75,301,000 during the first nine months of 2003. Cash flow from investing activities decreased for the first nine months of 2003 primarily because of an increase in securities purchased and an increase in loan demand.

NEWLY ISSUED BUT NOT EFFECTIVE ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective in the quarter beginning July 1, 2003. The Corporation does not expect that these new accounting standards will materially affect the Corporation’s operating results or financial condition.

CAPITAL MANAGEMENT

Total shareholders’ equity increased 1.3% to $40,438,000 at September 30, 2003 compared with $39,928,000 at December 31, 2002. The Corporation’s equity to asset ratio was 9.5% at September 30, 2003 and 11.7% at December 31, 2002. The increase in the amount of capital resulted primarily from the net income from the Corporation, partially offset by dividends declared.

As indicated on the balance sheet at December 31, 2002 the Corporation had accumulated other comprehensive income of $297,000 compared to accumulated other comprehensive income at September 30, 2003 of $56,000. The decrease in the income position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

The Corporation has entered into a definitive agreement and plan of merger to acquire West Michigan Financial Corporation in Hudsonville, Michigan. Consummation of the transaction is subject to approval by West Michigan Financial Corporation shareholders, regulatory approval and other closing conditions. The proposed acquisition is an all cash transaction totaling approximately $13.1 million dollars for all of the outstanding stock of WMFC. The Corporation expects to fund the acquisition in large part by its proposed issuance and sale of pooled Trust Preferred Securities.

West Michigan Financial Corporation is a one-bank holding company for West Michigan Community Bank, which will become the third affiliate bank owned by Fentura Financial, Inc.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 6, at September 30, 2003 and at December 31, 2002, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 6

	Capital Ratios

	Regulatory Minimum For "Well Capitalized"	Fentura Financial, Inc.
Total Capital to risk
Weighted assets	10%	14.50%	15.20%	15.90%
Tier 1 Capital to risk	6%	13.42%	14.10%	14.72%
Weighted assets
Tier 1 Capital to average
Assets	5%	10.98%	12.60%	12.67%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 47 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first nine months of 2003, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2003 compared to 2002.

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

Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2003, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7

GAP ANALYSIS SEPTEMBER 30, 2003

(000's Omitted)	Within Three Months	Three Months to One Year	One to Five Years	After Five Years	Total

Earning Assets:
Federal Funds Sold	$ 25,250	$ 0	$ 0	$ 0	$ 25,250
Securities	18,515	51,298	33,387	20,747	123,947
Loans	128,409	20,525	70,036	17,240	236,210
Loans Held for Sale	2,174	0	0	0	2,174

Total Earning Assets	$174,348	$71,823	$103,423	$ 37,987	$387,581

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$ 65,481	$ 0	$ 0	$ 0	$ 65,481
Savings Deposits	144,434	0	0	0	144,434
Time Deposits Less than $100,000	15,489	21,364	39,691	141	76,685
Time Deposits Greater than $100,000	8,846	4,619	9,538	0	23,003
Short term borrowings	1,417	0	0	0	1,417
Other Borrowings	0	16	76	1,016	1,108
Repurchase Agreements	0	2,500	10,000	0	12,500

Total Interest Bearing Liabilities	$170,186	$28,499	$ 59,305	$ 1,157	$259,147

Interest Rate Sensitivity GAP	$ 4,162	$43,324	$ 44,118	$ 36,830	$128,434
Cumulative Interest Rate
Sensitivity GAP	$ 4,162	$47,486	$ 91,604	$128,434
Interest Rate Sensitivity GAP	1.02	2.52	1.74	32.83
Cumulative Interest Rate
Sensitivity GAP Ratio	1.02	1.24	1.36	1.50

As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is positive. Accordingly, if market interest rates increase, this positive gap position would have a short-term positive impact on interest margin. Conversely, if market rates continue to decline this should theoretically have a short-term negative impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation's needs, competitive pressures, and the needs of the Corporation's customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation's Gap position at September 30, 2002 and the change in net interest margin for the nine months ended September 30, 2003 compared to the same time period in 2002. At September 30, 2002 the Corporation was negatively gapped through one year and since that time interest rates have declined further, yet net interest margin decreased compared to the first nine months of 2003 to the same period in 2002. This occurred because certain deposit categories, specifically interest bearing demand and savings, have been repriced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly impact net interest income. Management has adjusted both loan and deposit rates in response to the June 27, 2003 prime rate reduction of twenty-five basis points, which should assist in alleviating any negative impact on net interest income.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Securities Holders. None.

Item 5.

Other Information. The Audit Committe of the Board of Directors approved the categories of all non-audit services performed by the Registrant's independent accountants during the period covered by this report.

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

Report on Form 8-K dated July 2, 2003 and filed July 2, 2003 furnishing information announcing a dividend for the quarter ended June 30, 2003.

Report on Form 8-K dated July 18, 2003 furnishing press releases announcing the results of the quarter ended June 30, 2003, and year to date results.

Report on Form 8-K dated September 30, 2003 and filed September 30, 2003 furnishing information announcing a dividend for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 12, 2003	Fentura Financial, Inc. By /s/ Donald L. Grill Donald L. Grill President and Chief Executive Officer

Date November 12, 2003	By /s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Donald L. Grill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003	/s/ Donald L. Grill Donald L. Grill President and Chief Executive Officer

EXHIBIT 31.2

I, Douglas J.Kelley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003	/s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer

EXHIBIT 32.1

Donald L. Grill, Chief Executive Officer of Fentura Financial, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Date: November 12, 2003	/s/ Donald L. Grill Donald L. Grill President and Chief Executive Officer

EXHIBIT 32.2

I, Douglas J. Kelley, Chief Financial Officer of Fentura Financial, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Date: November 12, 2003	/s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer