Form 10-K
period 2003-12-31
FENTURA FINANCIAL INC
filed 2004-03-25
CIK 919865

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number 000-23550

FENTURA FINANCIAL, INC.
———————————————
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2806518 (IRS Employer Identification No.)

175 North Leroy, Fenton, Michigan (Address of Principal Executive Offices)	48430-0725 (Zip Code)

Registrant’s telephone number, including area code (810) 750-8725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ___ No X.

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2003: $58,431,956.

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 1,883,046 shares of Common Stock as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Fentura Financial, Inc. Proxy Statement for its annual meeting of shareholders to be held April 27, 2004 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Financial, Inc.

2003 Annual Report on Form 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

        Fentura Financial, Inc. (the “Company” or “Fentura”) is a bank holding company headquartered in Fenton, Michigan. As of December 31, 2003, Fentura owned two banks, see “The Banks” below. All information in this Item 1 is as of December 31, 2003. The Company’s subsidiary banks operate ten community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan. At the close of business on December 31, 2003, the Company had assets of $420 million, deposits of $349 million, and shareholders’ equity of $41 million. Trust assets under management totaled $80 million.

        Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank (“TSB” or one of the “Banks”). TSB traces its origins to its predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898. See “The Banks”. On March 13, 2000 a second bank subsidiary, Davison State Bank (“DSB” or one of the “Banks”) commenced operation.

        On October 14, 2003, Fentura and West Michigan Financial Corporation entered into a definitive Agreement and Plan of Merger under which Fentura will acquire West Michigan Community Bank in Hudsonville, Michigan. The acquisition was an all cash transaction totaling approximately $13.1 million for all of the outstanding stock of West Michigan Financial Corporation, the holding company for West Michigan Community Bank. The transaction was completed on March 15, 2004.

        In August of 2000 Fentura converted from a bank holding company to a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act and the Gramm-Leach-Bliley Act (the “GLB Act”). On January 13, 2004, the Company relinquished its financial holding company status. This was necessary in order to complete the acquisition of West Michigan Community Bank, which does not currently meet the capital and other requirements for a bank subsidiary of a financial holding company. Relinquishing the financial holding company status has no adverse effect of any kind on Fentura’s current operations. As a bank holding company, the Company has corporate power to engage in such activities as are permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and GLB Act and regulations of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities that are closely related to the business of banking. See “Supervision and Regulation.”

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

        Both Banks are community-oriented providers of financial services engaged in the business of general commercial banking. Their activities include investing in state and federal securities, accepting demand deposits, savings and other time deposits, extending retail, commercial, consumer and real estate loans to individuals and businesses, providing safe deposit boxes and credit card services, transmitting funds and providing other services generally associated with full service commercial banking. Lending is focused on individuals and small businesses in the local markets served by the Banks. In addition, TSB operates a trust department offering a full range of fiduciary services.

        TSB is headquartered in the City of Fenton, Michigan, and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2003, TSB operated four offices and a operations center in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, and two offices in the Township of Grand Blanc, Michigan. Its main office is located downtown Fenton.

        DSB is headquartered in the Township of Davison, Michigan, and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2003, DSB operated two offices in the Township of Davison, Michigan.

        As of December 31, 2003, TSB employed 124 full time personnel, including 42 officers, and an additional 31part time employees. TSB considers its employee relations to be excellent.

        As of December 31, 2003, DSB employed 12 full time personnel, including 3 officers, and an additional 9part time employees. DSB considers its employee relations to be excellent.

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

The Company

         General.        In August of 2000, the Company became a financial holding company, within the meaning of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”). On January 13, 2004, the Company relinquished its financial holding company status. This was necessary in order to complete the acquisition of West Michigan Community Bank, which does not currently meet the capital and other requirements for a bank subsidiary of a financial holding company. Relinquishing the financial holding company status has no adverse effect of any kind on Fentura’s current operations. The Company is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

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

        With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

        Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies.

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	10% or above 8% or above Less than 8% Less than 6% --	6% or above 4% or above Less than 4% Less than 3% --	5% or above 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2003, each of the Banks’ ratios exceeded minimum requirements for the well capitalized category.

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

ITEM 3. LEGAL PROCEEDINGS

        From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2003, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

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

Donald L. Grill (age 55) was appointed as President and Chief Executive Officer of the Company and of TSB in late 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank — Frankenmuth.

Ronald L. Justice (age 39) is the Senior Vice president and Secretary of the Company since 1999 and prior to that served as Chief Financial Officer of the Company and the affiliates banks and Vice President since 1995. Prior to that Mr. Justice held other positions with TSB.

Robert E. Sewick (age 54) is Senior Vice President and Senior Loan Officer of TSB. Mr. Sewick was appointed to that position in June of 1999. Mr. Sewick has 30 years of banking experience, most recently as Senior Vice President/Regional Credit Officer of Huntington National Bank for Western Michigan.

Douglas J. Kelley (age 35) was appointed Chief Financial Officer of the Company in 2003. Previously, he served as Controller and Chief Financial Officer of the two affiliates banks since 2001. Mr. Kelley has 12 years of banking experience most recently as AVP and Accounting Officer with Citizens Bank.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The market and dividend information required by this item appears under the caption “Fentura Financial, Inc. Common Stock” and Table 15 on page 51 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of the Company’s 2003 Rule 14a-3 annual report, and is incorporated herein by reference.

        The holders of record information required by this item appears under the caption “Stock Ownership Information” on page 4 of the Company’s 2004 Notice of Annual Meeting of Shareholders and Proxy Statement, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing in Table 1 on page 33 of the Company’s 2003 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 33 through 51 of the Company’s 2003 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item appears under the headings “Liquidity and Interest Rate Risk Management” on pages 45 and 46 and “Quantitative and Qualitative Disclosure About Market Risk” on page 47 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2003 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and Report of Crowe, Chizek and Company LLC, Independent Auditors appear on pages 1 through 32 of the Financial Statements portion of the Company’s 2003 Rule 14a-3 annual report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A CONTROLS AND PROCEDURES

      (a)          Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

      (b)          Changes in Internal Controls.

        During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company’s Executive officers are identified in “Additional Item” in Part I of this Report on Form 10-K. The other information required by this item appears under the captions “2004 Election of Directors,” “The Corporation’s Board of Directors,” “Committees of the Corporation Board,” and “Compliance with Section 16 Reporting” on pages 3, 5, 6, 7, 8, and 15, respectively, of the Company’s 2004 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

        The Board of Directors of the Company has determined that Peggy L. Haw-Jury, a director and member of the Audit Committee, qualifies as an “Audit Committee financial expert” as defined in rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

        The Board of Directors of the Company has adopted a Code of Ethics, which details principles and responsibilities governing ethical conduct for all Company directors and executive officers. The Code of Ethics was filed as an Exhibit to the Company’s 2002 Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item appears under the captions “Directors’ Compensation,” “Executive Compensation,” “Retirement and Change in Control Arrangements” and “Shareholder Return Performance Graph” on pages 6, 9, 11 and 12 and 14, respectively, of the Company’s 2004 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item appears under the caption “Stock Ownership of Directors, Executive Officers and Certain Major Shareholders” on page 4 of the Company’s 2004 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2003:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation
plans approved by
security holders	22,770	$26.21	91,470

Equity compensation
plans not approved by
security holders	0	0	0

Total	22,770	$26.21	91,470

        These equity compensation plans are more fully described in Note 10 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item appears under the caption “Other Information — Transactions with Certain Interested Persons” on page 14 of the Company’s 2004 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item appears under the caption “Relationship with Independent Public Accountants” on page 12 of the Company’s 2004 Notice of Annual Shareholders Meeting and Proxy Statement and is here incorporated by reference.

ITEM 15. EXHIBITS. FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements:
The following consolidated financial statements of the Company and Report of Crowe, Chizek and Company LLC, Independent Auditors are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Report of Crowe Chizek LLC, Independent Auditors

2.	Financial Statement Schedules All schedules are omitted — see Item 14(d) below.

3.	Exhibits: The exhibits listed on the “Exhibit Index” following the signature page of this report are filed herewith and are incorporated herein by reference.

(b)	Report on Form 8-K

A form 8-K Report dated December 16, 2003 was filed to report a dividend declaration by the Registrant.

A Form 8-K Report dated October 17, 2993 was filed to report a press release under Item 12 announcing quarterly earnings.

A Form 8-K Report dated October 14, 2003 was filed to report execution of a definitive agreement for the Registrant to acquire West Michigan Community Bank in Hudsonville, Michigan.

(c)	Exhibits: The “Exhibit Index” follows the signature page of this report and is incorporated herein by reference.

(d)	Financial Statement Schedules:
All financial statement schedules normally required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Signatures

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 25, 2004.

Fentura Financial, Inc.
      (Registrant)

By: /s/ Donald L. Grill
      ——————————————
      Donald L. Grill
      On behalf of the registrant
        and as President & CEO

By: /s/ Douglas J. Kelley
      ——————————————
      Douglas J. Kelley
      Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Forrest A. Shook and Donald L. Grill, and each of them severally, as his or her attorney-in-fact, to sign his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

Signature	Capacity	Date
/s/ Forrest A. Shook
	Chairman of the Board	March 25, 2004
Forrest A. Shook	Director
/s/ Donald L. Grill
	Director	March 25, 2004
Donald L. Grill
/s/ Peggy L. Haw Jury
	Director	March 25, 2004
Peggy L. Haw Jury
/s/ J. David Karr
	Director	March 25, 2004
J. David Karr
/s/ Thomas P. McKenney
	Director	March 25, 2004
Thomas P. McKenney
/s/ Thomas L. Miller
	Director	March 25, 2004
Thomas L. Miller
/s/ Brian P. Petty
	Director	March 25, 2004
Brian P. Petty
/s/ Ian W. Schonsheck
	Director	March 25, 2004
Ian W. Schonsheck
/s/ Douglas J. Kelley
	Chief Financial Officer	March 25, 2004
Douglas J. Kelley	(Principal Accounting Officer)

FENTURA FINANCIAL, INC.

2003 Annual Report on Form 10-K

EXHIBIT INDEX

Exhibit No.	Exhibit

2	Agreement and Plan of Merger By and Among Fentura Financial, Inc., West Michigan Financial Corporation and West Michigan Community Bank dated as of October 14, 2003, and joined in by WMFC Acquisition Subsidiary, Inc. and Amendment No. 1 thereto (Incorporated by reference to Exhibits 2.1 and 2.2 to the Registrant's Current Report on Form 8-K dated March 15, 2004).

3(i)	Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(ii)	Bylaws of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(iii)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3(iii) to the Form 10-K Filed March 20, 2001)

3(iv)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3 filed with Form 10-Q for the quarter ended March 31, 2002)

4.1	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 — Registration No. 333-75194)

10.7	Lease of Davison Branch Bank Site between The State Bank and VG's Food Center, Inc. dated April 27, 1993 (Incorporated by reference to Form 10-SB Registration Number 0-23550)

10.10	Lease of Fenton Silver Parkway Branch site between The State Bank and VG’s Food Centers dated March 26, 1996 (Incorporated by reference to Form 10Q-SB filed on May 2, 1996)

10.11	Lease of Davison (second) Branch site between The State Bank and VG’S Food Centers dated November 12, 1996 (Incorporated by reference to Exhibit 10.11 to the Form 10K-SB filed on March 20, 1997)

10.12	Directors Stock Purchase Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.13	Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.14	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Form 10Q-SB filed on May 2, 1996)

10.15	Retainer Stock Plan for Directors (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.16	Employee Stock Option Plan(Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.17	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

Exhibit No.	Exhibit

10.18	Executive Stock Bonus Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.19	Stock Purchase Plan between The State Bank and Donald E. Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated November 17, 1996 (Incorporated by reference to Exhibit 10.19 to the Form 10K-SB filed March 20, 1997)

10.20	Severance Compensation Agreement between the Registrant and Donald L. Grill dated March 20, 1997 (Incorporated by reference to Exhibit 10.20 to the Form 10Q-SB filed May 12, 1997)

13	Rule 14a-3 Annual Report to Security Holders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part of this Report)

14	Code of Ethics for Directors and Executive Officers (Incorporated by reference to Exhibit 14 to the Form 10-K filed on March 27, 2003)

21.1	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Independent Accountants (Filed herewith)

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Office and Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 13

Rule 14a-3 annual report

FENTURA FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

FENTURA FINANCIAL, INC.
Fenton, Michigan

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Fentura Financial, Inc.
Fenton, Michigan

We have audited the accompanying consolidated balance sheets of Fentura Financial, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fentura Financial, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 5, 2004

FENTURA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(000‘s omitted except share and per share data)

	2003	2002

ASSETS
Cash and due from banks	$16,509	$20,262
Federal funds sold	3,650	10,300

Total cash and cash equivalents	20,159	30,562

Securities available for sale, at fair value	113,833	48,981
Securities held to maturity (fair value 2003 - $12,519
2002 - $14,051)	12,169	13,722

Loans held for sale	1,095	5,509
Loans, net of allowance of 2003 - $3,414,
2002 - $3,184	249,831	221,037

Bank premises and equipment	9,606	9,754
Accrued interest receivable	1,884	1,595
Bank owned life insurance	6,458	6,234
Federal Home Loan Bank stock	854	822
Other assets	4,077	2,267

	$419,966	$340,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing deposits	$58,708	$44,875
Interest-bearing deposits	289,817	250,994

Total deposits	348,525	295,869

Short-term borrowings	3,449	1,500
Federal Home Loan Bank Advances	1,108	1,124
Repurchase Agreements	12,500	0
Subordinated debentures	12,000	0
Accrued taxes, interest and other liabilities	1,502	2,062

Total liabilities	379,084	300,555

Stockholders' equity
Common stock - $0 par value, shares issued
1,880,485 - 2003; 1,722,126 - 2002	32,769	30,236
Retained earnings	8,238	9,395
Accumulated other comprehensive income	(125)	297

	40,882	39,928

	$419,966	$340,483

See accompanying notes to consolidated financial statements.

2.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2003, 2002 and 2001
(000‘s omitted except share and per share data)

	2003	2002	2001

Interest income
Loans, including fees	$15,669	$15,924	$17,555
Securities:
Taxable	1,943	1,046	2,426
Tax-exempt	665	644	660
Short-term investments	161	338	926

Total interest income	18,438	17,952	21,567

Interest expense
Deposits	5,318	5,623	8,958
Short-term borrowings	9	16	47
Other Borrowings	274	83	86

Total interest expense	5,601	5,722	9,091

Net interest income	12,837	12,230	12,476

Provision for loan losses	1,319	426	751

Net interest income after provision for loan losses	11,518	11,804	11,725

Noninterest income
Service charges on deposit accounts	3,609	2,594	2,286
Gain on sale of mortgage loans	1,258	1,009	659
Trust income	507	540	566
Gain on sale of securities	31	0	674
Gain on sale of fixed assets	201	0	0
Other income and fees	1,260	1,251	1,178

Total noninterest income	6,866	5,394	5,363

Noninterest expense
Salaries and employee benefits	6,981	6,454	5,988
Occupancy	1,116	1,061	886
Furniture and equipment	1,533	1,563	1,411
Office supplies	300	305	300
Loan and collection	280	183	178
Advertising and promotional	373	315	320
Other professional services	1,171	1,100	1,144
Other general and administrative	1,522	1,272	1,473

Total noninterest expense	13,276	12,253	11,700

Net income before taxes	5,108	4,945	5,388

Federal income taxes	1,320	1,479	1,611

Net income	$3,788	$3,466	$3,777

Per share:
Earnings - basic	$2.01	$1.82	$1.99
Earnings - diluted	2.01	1.81	1.98

See accompanying notes to consolidated financial statements.

3.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2003, 2002 and 2001
(000‘s omitted except share and per share data)

	2003	2002	2001

Net income	$3,788	$3,466	$3,777

Other comprehensive income:
Unrealized holding gains (losses) on available
for sale securities	(609)	311	1,139
Less: reclassification adjustment for gains and
losses later recognized in income	31	0	674

Net unrealized gains (losses)	(640)	311	465
Tax effect	218	(106)	(158)

Other comprehensive income (loss), net of tax	(422)	205	307

Comprehensive income	$3,366	$3,671	$4,084

See accompanying notes to consolidated financial statements.

4.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2003, 2002 and 2001
(000‘s omitted except share and per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, January 1, 2001	$30,321	5,648	$(215)	$35,754
Net Income		3,777		3,777

Cash Dividends ($0.92 per share)	0	(1,748)	0	(1,748)

Issuance of shares under stock purchase plans	343	0	0	343

Other comprehensive income (net of tax)	0	0	307	307

Balance, December 31, 2001	30,664	7,677	92	38,433

Net Income	0	3,466	0	3,466

Cash Dividends ($0.92 per share)	0	(1,748)	0	(1,748)

Stock repurchase (23,259 shares)	(719)	0	0	(719)

Issuance of shares under stock purchase plans	291	0	0	291

Other comprehensive income (net of tax)	0	0	205	205

Balance, December 31, 2002	30,236	9,395	297	39,928

Net Income	0	3,788	0	3,788

Cash Dividends ($0.92 per share)	0	(1,966)	0	(1,966)

Stock Dividend (170,953 shares)	2,979	(2,979)	0	0

Stock repurchase (26,478 shares)	(894)	0	0	(894)

Issuance of shares under stock purchase plans	448	0	0	448

Other comprehensive loss (net of tax)	0	0	(422)	(422)

Balance, December 31, 2003	$32,769	8,238	$(125)	$40,882

See accompanying notes to consolidated financial statements.

5.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001
(000‘s omitted except share and per share data)

	2003	2002	2001

Cash flows from operating activities
Net income	$3,788	$3,466	$3,777
Adjustments to reconcile net income to
net cash from operating activities
Depreciation and amortization	1,917	1,599	968
Deferred income taxes (benefit)	0	(88)	(170)
Provision for loan losses	1,319	426	751
Gain on sale of loans	(1,258)	(1,009)	(659)
Loans originated for sale	(76,622)	(62,672)	(48,585)
Proceeds from the sale of loans	82,294	59,882	47,721
Gain on sales of securities	(31)	0	(674)
Gain on sale of fixed assets	(201)	0	0
Net change in accrued interest receivable
and other assets	(2,131)	(580)	440
Net change in accrued interest payable and
other liabilities	(340)	(105)	(377)

Net cash from operating activities	8,735	919	3,192

Cash flows from investing activities
Proceeds from maturities of securities - HTM	6,108	5,233	4,054
Proceeds from maturities of securities - AFS	8,027	7,810	8,620
Proceeds from calls of securities - HTM	715	325	0
Proceeds from calls of securities - AFS	29,857	10,285	20,596
Proceeds from sales of securities - AFS	10,997	0	27,274
Purchases of securities - HTM	(5,266)	(5,925)	(4,235)
Purchases of securities - AFS	(115,232)	(41,517)	(28,487)
Originations of loans, net of principal repayments	(30,113)	(10,458)	(19,580)
Net change in bank owned life insurance	(224)	(3,500)	0
Acquisition of premises and equipment, net	(682)	(2,257)	(2,921)

Net cash from investing activities	(95,813)	(40,004)	5,321

Cash flows from financing activities
Net change in deposits	52,656	30,599	16,614
Net change in short-term borrowings	1,949	(600)	(2,580)
Repayments on advances from Federal
Home Loan Bank	(16)	(14)	(13)
Issuance of repurchase agreements	12,500	0	0
Issuance of subordinated debt	12,000	0	0
Cash dividends paid	(1,966)	(1,748)	(1,748)
Net proceeds from stock issuance and purchases	(446)	(428)	343

Net cash from financing activities	76,675	27,809	12,616

Net increase in cash and cash equivalents	10,403	11,276	21,129

Cash and cash equivalents at beginning of year	30,562	41,838	20,709

Cash and cash equivalents at end of year	$20,159	$30,562	$41,838

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest $	$5,696	$5,909	$8,861
Income taxes	1,850	1,569	1,710

See accompanying notes to consolidated financial statements.

6.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

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

(Continued)

7.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

8.

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

	2003	2002	2001

Net income
As reported	$3,788	$3,466	$3,777
Deduct: Stock-based compensation
expense determined under a fair value
based system	(12)	(20)	(10)

Proforma	$3,776	$3,446	$3,767

Basic net income per share
As reported	$2.01	$1.82	$1.99
Proforma	2.00	1.81	1.98

Diluted net income per share
As reported	$2.01	$1.81	$1.98
Proforma	2.00	1.80	1.97

Weighted average fair value of options granted
during year	$5.97	$6.67	$8.36

(Continued)

9.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Proforma net income includes compensation cost for the Corporation’s stock option plan based on the fair value of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2001 were as follows: an expected life of 6 years, a dividend yield of 3.45%, a risk free return of 5.09% and expected volatility of 40%. Assumption used in the model for options granted during 2002 were as follows: an expected life of 6 years, a dividend yield of 3.8%, a risk free return of 4.62% and expected volatility of 31%. Assumptions used in the model for options granted during 2003 were as follows: an expected life of 6 years, a dividend yield of 3.6%, a risk free return of 2.78% and expected volatility of 24%.

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

Adoption of New Accounting Standards: During 2003, the Corporation adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Corporation’s operating results or financial condition.

(Continued)

10.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $6,716,000 and $4,750,000 was required to meet regulatory reserve and clearing requirements at year-end 2003 and 2002 respectively. These balances do not earn interest.

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

(Continued)

11.

NOTE 2 — EARNINGS PER SHARE

The factors in the earnings per share computation follow.

	2003	2002	2001

Basic
Net income	$3,788,000	$3,466,000	$3,777,000

Weighted average common shares
outstanding	1,883,201	1,904,844	1,901,881

Basic earnings per common share	$2.01	$1.82	$1.99

Diluted
Net income	$3,788,000	$3,466,000	$3,777,000

Weighted average common shares outstanding
for basic earnings per common share	1,883,201	1,904,844	1,901,881
Add: Dilutive effects of assumed exercises of
stock options	5,231	5,022	3,802

Average shares and dilutive potential
common shares	1,888,432	1,909,866	1,905,683

Diluted earnings per common share	$2.01	$1.81	$1.98

Stock options for 5,096, 6,311 and 7,525 shares of common stock were not considered in computing diluted earnings per common share for 2003, 2002 and 2001 respectively, because they were antidilutive.

(Continued)

12.

NOTE 3 — SECURITIES

Year-end securities are as follows (in thousands):

Available for Sale

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

2003
U.S. Government and federal agency	$62,882	$243	$(38)
State and municipal	6,791	83	(5)
Mortgage-backed	42,744	82	(571)
Corporate	1,021	16	0
Equity securities	395	0	0

	$113,833	$424	$(614)

2002
U.S. Government and federal agency	$29,027	$144	$0
State and municipal	9,388	100	(33)
Mortgage-backed	7,093	192	0
Corporate	3,078	47	0
Equity securities	395	0	0

	$48,981	$483	$(33)

Held to Maturity

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

2003
State and municipal	$12,169	$364	$(14)	$12,519

2002
State and municipal	$13,722	$332	$(3)	$14,051

        Sales of available for sale securities were as follows (in thousands):

	2003	2002	2001

Proceeds	$10,997	$0	$27,274
Gross gains	37	0	674
Gross losses	6	0	0

(Continued)

13.

NOTE 3 — SECURITIES (Continued)

Contractual maturities of debt securities at year-end 2003 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, and equity securities are shown separately (in thousands).

	Held to Maturity		Available for Sale

	Amortized Cost	Fair Value	Fair Value

Due in one year or less	$3,858	$3,864	$2,183
Due from one to five years	3,661	3,822	55,322
Due from five to ten years	2,599	2,704	11,190
Due after ten years	2,051	2,129	1,999
Mortgage-backed securities	0	0	42,744
Equity securities	0	0	395

	$12,169	$12,519	$113,833

Securities pledged at year-end 2003 and 2002 had a carrying amount of $30,161,000 and $2,065,000 and were pledged to secure public deposits and repurchase agreements.

At year-end 2003 and 2002, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

        Securities with unrealized losses at year-end 2003 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government & federal agency	$18,459	$(38)	$0	$0	$18,459	$(38)
State & municipal	4,803	(16)	593	(3)	5,396	(19)
Mortgage-backed	40,282	(571)	0	0	40,282	(571)
Corporate	0	0	0	0	0	0
Equity securities	0	0	0	0	0	0

Total temporarily impaired	$64,544	$(625)	$593	$(3)	$64,137	$(628)

Unrealized losses have not been recognized into income because the issuers are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increased in market interest rates. The fair value is expected to recover as the bonds approach their maturity date and market rates decline.

(Continued)

14.

NOTE 4 — LOANS

        Major categories of loans at December 31, are as follows (in thousands):

	2003	2002

Commercial	$146,450	$129,562
Real estate - construction	32,913	27,032
Real estate - mortgage	18,335	11,944
Consumer	55,547	55,683

	253,245	224,221
Less allowance for loan losses	3,414	3,184

	$249,831	$221,037

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

Certain directors and executive officers of the Corporation, including their affiliates are loan customers of the Banks. Such loans were made in ordinary course of business at the Banks’ normal credit terms and interest rates, and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2003 and 2002 amounted to $5,001,000 and $4,971,000 respectively. During 2003, $1,845,000 of new loans were made to these persons, repayments totaled $1,815,000 and changes in composition resulted in a increase of $30,000.

Activity in the allowance for loan losses for the years are as follows (in thousands)

	2003	2002	2001

Balance, beginning of year	$3,184	$3,125	$2,932
Provision for loan losses	1,319	426	751

	4,503	3,551	3,683
Loans charged off	(1,395)	(846)	(713)
Loan recoveries	306	479	155

Balance, end of year	$3,414	$3,184	$3,125

(Continued)

15.

NOTE 4 — LOANS (Continued)

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans is as follows at December 31, (in thousands):

	2003	2002

Principal amount not requiring allocation	$66	$0
Principal amount requiring allocation	5,036	2,403

	$5,102	$2,403

Amount of the allowance for loan losses
allocated	$724	$479

Loans for which the accrual of interest has been discontinued at December 31, 2003 and 2002 amounted to $229,000 and $512,000, respectively, and are included in the impaired loans above. Loans past due greater than 90 days and still accruing interest amounted to $47,000 and $72,000 at December 31, 2003 and 2002.

Interest income recognized on impaired loans based on cash collections totaled approximately $160,000, $72,000 and $142,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The average recorded investment in impaired loans was $3,752,000, $2,642,000 and $2,597,000 during the years ended December 31, 2003, 2002 and 2001 respectively.

NOTE 5 — PREMISES AND EQUIPMENT, NET

Bank premises and equipment is comprised of the following at December 31 (in thousands):

	2003	2002

Land and land improvements	$1,599	$1,375
Building and building improvements	8,533	8,510
Furniture and equipment	6,443	8,425
Construction in progress	101	658

	16,675	18,968
Less accumulated depreciation	7,069	9,214

	$9,606	$9,754

Depreciation expense was $1,031,000, $1,035,000 and $936,000 for 2003, 2002 and 2001, respectively.

(Continued)

16.

NOTE 5 — PREMISES AND EQUIPMENT, NET (Continued)

The Corporation leases property for certain branches and ATM locations. Rent expense for 2003 was $149,000, for 2002 was $133,000 and for 2001 was $130,000. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present (in thousands).

2004	$158
2005	149
2006	99
2007	30

$436

NOTE 6 — DEPOSITS

The following is a summary of deposits at December 31 (in thousands):

	2003	2002

Noninterest-bearing:
Demand	$58,708	$44,875
Interest-bearing:
Savings	131,819	91,972
Money market demand	65,056	51,194
Time, $100,000 and over	24,664	33,540
Time, $100,000 and under	68,278	74,288

	$348,525	$295,869

Scheduled maturities of time deposits at December 31, were as follows (in thousands):

	2002	2002

In one year	$44,375	$58,246
In two years	18,040	19,462
In three years	6,073	11,982
In four years	16,713	1,431
In five years	7,598	16,579
Thereafter	143	128

	$92,942	$107,828

Deposits from principal officers, directors, and their affiliates at year-end December 31, 2003 and 2002 were $3,488,000 and $3,759,000.

(Continued)

17.

NOTE 7 — BORROWINGS

Short-Term Borrowings

Short-term borrowings consist of term federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

Federal Home Loan Bank Advances

The Bank has the authority and approval from the Federal Home Loan Bank (FHLB) to borrow up to $20 million collateralized by 1-4 family mortgage loans, government and agency securities, and mortgage-backed securities. The advance outstanding at December 31, 2003 and 2002 mature in 2016, cannot be prepaid without penalty and bears interest at 7.34%. The amount of pledged assets are $4,000,000 at December 31, 2003 and $11,914,000 at December 31, 2002.

Repurchase Agreements

Repurchase agreements are secured by mortgage-backed securities held by a third party trustee with a carrying amount of $23.9 million at year-end 2003.

These agreements are fixed rate financing arrangements that mature in 2004 ($2,500,000), 2005 ($5,000,000) and 2008 ($5,000,000). At maturity, the securities underlying the agreements are returned to the Corporation. Information concerning repurchase agreements is summarized as follows (in thousands):

	2003	2002

Average daily balance during the year	$6,575	$0
Average interest rate during the year	1.85%	0.00%
Maximum month-end balance during the year	$12,500	$0
Weighted average interest rate at year-end	1.85%	0.00%

Subordinated Debenture and Trust Preferred Securities

A trust formed by the Corporation issued $12,000,000 of 4.17% floating rate (LIBOR plus 3.00%) trust preferred securities in 2003 as part of a pooled offering of such securities. The Corporation issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the trust. The Corporation may redeem the subordinated debentures, in whole but not in part, any time after 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

Required payments on all debt over the next five years are (in thousands):

2004 2005 2006 2007 2008	$500 500 500 500 459

(Continued)

18.

NOTE 8 — INCOME TAXES

The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, consists of the following (in thousands):

	2003	2002	2001

Current expense	$1,273	$1,567	$1,781
Deferred (benefit) expense	47	(88)	(170)

	$1,320	$1,479	$1,611

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows in (in thousands):

	2003	2003	2003

Income tax at statutory rate	$1,737	$1,681	$1,832
Tax exempt interest	(271)	(253)	(179)
Other	(146)	51	(42)

	$1,320	$1,479	$1,611

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities (in thousands):

	2003	2002

Deferred tax assets
Allowance for loan losses	$916	$931
Unrealized loss on securities available for sale	64	0
Compensation	175	177
Other	65	91

	1,220	1,199
Deferred tax liabilities
Accretion	(27)	(13)
Unrealized gain on securities available for sale	0	(153)
Depreciation	(52)	(123)
Other	(88)	(28)

	(167)	(317)

	$1,053	$882

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has determined that no valuation allowance is required at December 31, 2003 or 2002.

(Continued)

19.

NOTE 9 — BENEFIT PLANS

The Corporation has a noncontributory discretionary employee stock ownership plan (Plan) covering substantially all of its employees. It is a requirement of the plan to invest principally in the Corporation’s common stock. The contribution to the Plan in 2003, 2002 and 2001 was $60,000, $88,000 and $100,000, respectively.

The Corporation has also established a 401(k) Plan in which 50% of the employees’ contribution can be matched with a discretionary contribution by the Corporation up to a maximum of 6% of gross wages. The contribution to the 401(k) Plan for 2003, 2002 and 2001 was $141,000, $100,000 and $84,000, respectively.

NOTE 10 — STOCK PURCHASE AND OPTION PLANS

Director and Employee Plans

On December 26, 2001, the Corporation approved a plan to repurchase up to 50,000 shares of its common stock. The timing of the purchases and the actual number of shares purchased are based on market conditions. Shares have been repurchased from time to time in the open market or in privately negotiated transactions. Shares repurchased will be available for future issuance in the discretion of the Corporation’s Board of Directors. The Corporation repurchased 26,178 shares and 23,259 shares in 2003 and 2002, respectively.

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

(Continued)

20.

>NOTE 10 - STOCK PURCHASE AND OPTION PLANS (Continued)

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

The following summarizes shares issued under the various plans:

	2003	2002	2001

Automatic dividend reinvestment plan	10,480	8,835	11,448
Director stock purchase & retainer stock	2,970	568	0
Other issuance of stock	0	1,475	3,059

	13,450	10,878	14,507

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

(Continued)

21.

NOTE 10 - STOCK PURCHASE AND OPTION PLANS (Continued)

The following table summarizes stock option activity:

Number of Weighted Options Average Price
	Number of Options	Weighted Average Price

Options outstanding at January 1, 2001	21,637	$23.72
Options granted 2001	3,568	22.85
Options forfeited 2001	(366)	28.00

Options outstanding at December 31, 2001	24,839	23.54
Options granted 2002	3,242	24.09
Options forfeited 2002	(3,037)	26.69

Options outstanding at December 31, 2002	25,044	23.83
Options granted 2003	14,575	31.14
Options exercise 2003	(1,822)	17.58
Options forfeited 2003	(3,036)	23.96

Options outstanding at December 31, 2003	34,761	$26.99

Information pertaining to options outstanding at December 31, is as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Number Exercisable

2003
$15.00 - $20.00	4,856	2.75	$15.77	4,856
$20.00 - $30.00	10,235	6.38	22.60	3,642
$30.00 - $40.00	19,407	8.64	31.92	4,831
$40.00 - $50.00	264	5.50	40.91	264

Outstanding at end of year	34,761			13,593

Weighted average exercise price of options
exercisable at the end of the year			$26.99

2002
$15.00 - $20.00	7,284	3.79	$15.85	7,286
$20.00 - $30.00	11,450	7.30	22.53	4,858
$30.00 - $40.00	6,046	7.02	34.17	4,250
$40.00 - $50.00	264	6.50	40.91	264

Outstanding at end of year	25,044			16,658

Weighted average exercise price of options
exercisable at the end of the year			$22.87

(Continued)

22.

NOTE 10 - STOCK PURCHASE AND OPTION PLANS (Continued)

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Number Exercisable

2001
$15.00 - $20.00	8,500	4.75	$15.77	8,500
$20.00 - $30.00	8,814	7.31	21.76	5,466
$30.00 - $40.00	7,261	8.00	34.05
$40.00 - $50.00	264	7.51	40.91

Outstanding at end of year	24,839			13,966

Weighted average exercise price of options
exercisable at the end of the year			$18.11

NOTE 11 REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject. As of December 31, 2003 and 2002, the most recent notifications from Federal Deposit Insurance Corporation categorized the Corporation and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks’ category.

(Continued)

23.

NOTE 11 — REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Capital
(to Risk Weighted Assets)
Consolidated	$56,421	18.0%	$25,119	8.0%	$31,398	10.0%
The State Bank	31,307	11.6	21,638	8.0	27,048	10.0
Davison State Bank	4,844	11.6	3,353	8.0	4,192	10.0
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	53,007	16.9	12,559	4.0	18,839	6.0
The State Bank	28,358	10.5	10,819	4.0	16,229	6.0
Davison State Bank	4,380	10.5	1,677	4.0	2,515	6.0
Tier 1 Capital (to Average Assets)
Consolidated	53,007	14.0	15,125	4.0	18,906	5.0
The State Bank	28,358	7.8	14,496	4.0	18,120	5.0
Davison State Bank	4,380	9.4	1,861	4.0	2,327	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total Capital
(to Risk Weighted Assets)
Consolidated	$42,815	15.2%	$22,538	8.0%	$28,173	10.0%
The State Bank	27,663	11.2	19,680	8.0	24,600	10.0
Davison State Bank	4,347	13.3	2,619	8.0	3,274	10.0

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	39,631	14.1	11,269	4.0	16,904	6.0
The State Bank	24,862	10.1	9,840	4.0	14,760	6.0
Davison State Bank	3,964	12.1	1,310	4.0	1,965	6.0

Tier 1 Capital (to Average Assets)
Consolidated	39,631	12.6	12,607	4.0	15,758	5.0
The State Bank	24,862	8.9	11,161	4.0	13,952	5.0
Davison State Bank	3,964	9.9	1,606	4.0	2,008	5.0

(Continued)

24.

NOTE 12 — FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation’s financial instruments at December 31, are as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$20,159	$20,159	$30,562	$30,562
Securities - available for sale	113,833	113,833	48,981	48,981
Securities - held to maturity	12,169	12,519	13,722	14,051
FHLB stock	854	854	822	822
Loans held for sale	1,095	1,107	5,509	5,565
Loans	249,831	250,345	221,037	222,739
Accrued interest receivable	1,884	1,884	1,595	1,595

Liabilities:
Deposits	348,525	350,758	295,869	297,219
Short-term borrowings	3,449	3,449	1,500	1,500
FHLB advances	1,108	1,319	1,124	1,105
Repurchase agreements	12,500	12,401	0	0
Subordinated debentures	12,000	12,000	0	0
Accrued interest payable	463	463	551	551

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

(Continued)

25.

NOTE 12 — FINANCIAL INSTRUMENTS (Continued)

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

Short-term borrowings

The carrying amounts of federal funds purchased and other short-term borrowings approximate their fair values.

FHLB advances

Rates currently available for FHLB debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Repurchase agreements

Rates currently available for repurchase agreements with similar terms and remaining maturities are used to estimate the fair value of the existing repurchase agreements.

Subordinated Debentures

Rates currently available for subordinated debentures with similar terms and remaining maturities are used to estimate the fair value of the existing subordinated debentures.

(Continued)

26.

NOTE 12 — FINANCIAL INSTRUMENTS (Continued)

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year- end (in thousands):

	2003	2002

Commitments to make loans (at market rates)	$21,478	$26,528
Unused lines of credit and letters of credit	58,259	52,795

Commitments to make loans are generally made for periods of 90 days or less. At December 31, 2003, $3,075,000 of the outstanding loan commitments had fixed interest rates ranging from 5.8% to 7.0% and maturities ranging from three years to seven years.

(Continued)

27.

NOTE 13 — PARENT ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial information that follows presents the financial condition of Fentura Financial, Inc. (parent company only), along with the results of its operations and its cash flows.

CONDENSED BALANCE SHEETS
December 31 (in thousands)

	2003	2002

ASSETS
Cash and cash equivalents	$18,716	$7,780
Securities available for sale, at market	696	2,964
Other assets	1,275	63
Investment in subsidiaries	32,612	29,121

	$53,299	$39,928

STOCKHOLDERS' EQUITY
Other liabilities	$417	$0
Subordinated debt	12,000	0
Common stock	32,769	30,236
Retained earnings	8,238	9,395
Accumulated other comprehensive income (loss)	(125)	297

	$53,299	$39,928

CONDENSED STATEMENTS OF INCOME
Years ended December 31 (in thousands)

	2003	2002	2001

Interest on securities	$24	$37	$0
Gain on sale of securities	0	0	26
Dividends from subsidiaries	0	10,799	1,769
Operating expenses	(212)	(98)	(133)
Equity in undistributed income of subsidiaries	3,912	(7,289)	2,088

Income before income taxes	3,724	3,449	3,750
Federal income tax expense (benefit)	(64)	(17)	(27)

Net income	$3,788	$3,466	$3,777

(Continued)

28.

NOTE 13 - PARENT ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2003	2002	2001

Cash flows from operating activities
Net income	$3,788	$3,466	$3,777
Gain on sale of securities	0	0	(26)
Amortization	4	21	0
Change in other assets	(1,210)	(37)	(1)
Change in other liabilities	417	0	0
Equity in undistributed income of subsidiary	(3,912)	7,289	(2,088)

Net cash from operating activities	(913)	10,739	1,662

Cash flows provided by investing activities
Sale of equity securities	0	0	491
Purchase of equity securities	0	(395)	0
Sales and maturities of securities - AFS	2,564	3,524	0
Purchases of securities - AFS	(303)	(6,112)	0
(Increase) decrease in land held in investment	0	0	0
Investment in subsidiary	0	(1,000)	0

Net cash from investing activities	2,261	(3,983)	491

Cash flows used in financing activities
Issuance of subordinated debt	12,000	0	0
Dividends paid	(1,966)	(1,748)	(1,748)
Stock repurchase	(894)	(719)	0
Proceeds from stock issuance	448	291	343

Net cash from financing activities	9,588	(2,176)	(1,405)

Increase in cash and cash equivalents	10,936	4,580	748

Cash and cash equivalents at beginning of year	7,780	3,200	2,452

Cash and cash equivalents at end of year	$18,716	$7,780	$3,200

(Continued)

29.

NOTE 14 — SUMMARY OF QUARTERLY FINANCIAL DATA – UNAUDITED

The unaudited quarterly results of operations for 2003 and 2002 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
Interest income	$4,446	$4,516	$4,773	$4,702
Interest expense	1,318	1,320	1,449	1,513
Provision for loan losses	296	668	122	233
Noninterest income	1,575	2,053	1,807	1,431
Noninterest expenses	3,303	3,365	3,425	3,183
Income before income taxes	1,104	1,216	1,584	1,204
Provision for income taxes	283	306	417	314
Net income	821	910	1,167	890

Earnings per share
Basic	.44	.48	.62	.47
Diluted	.44	.48	.62	.47

2002
Interest income	$4,416	$4,450	$4,554	$4,532
Interest expense	1,559	1,376	1,400	1,387
Provision for loan losses	33	69	107	217
Noninterest income	1,056	1,161	1,389	1,788
Noninterest expenses	3,034	3,080	3,102	3,037
Income before income taxes	846	1,086	1,334	1,679
Provision for income taxes	253	311	407	508
Net income	593	775	927	1,171

Earnings per share
Basic	.31	.41	.48	.62
Diluted	.31	.41	.48	.62

(Continued)

30.

NOTE 15 – ACQUISITION (Unaudited)

On October 15, 2003, the Corporation announced the signing of a definitive agreement to acquire West Michigan Financial Corporation (“WMFC”), a commercial bank headquartered in Hudsonville, Michigan. The purpose of the acquisition is to establish a presence in the West Michigan market. Under the terms of the transaction, the Corporation will acquire all of the outstanding stock of WMFC in exchange for cash. The total cost of the transaction is expected to be approximately $13.1 million. The Corporation expects the transaction to close on or around March 15, 2004.

The acquisition will be accounted for using the purchase method of accounting, and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments will be amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment on a yearly basis. Goodwill for the acquisition is estimated to be $7.9 million. Intangible assets recorded for the acquisition that are subject to amortization are estimated as follows in thousands of dollars:

Amount

Core deposits intangible	$2,720
Trust relationships intangible	200

In conjunction with the acquisition, the fair values of significant assets and liabilities assumed are as follows, stated in thousands of dollars:

Cash and cash equivalents	$4,084
Securities	27,236
Loans	94,414
Acquisition intangibles	10,820
Deposits	97,212
Other borrowings	31,101

The following table presents pro forma information stated in thousands of dollars for the years ended December 31, 2003 and 2002 as if the acquisition of WMFC had occurred at the beginning of 2003 and 2002. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

(Continued)

31.

NOTE 15 –ACQUISITION (Unaudited) (Continued)

	2003	2002

Interest income	$25,434	$25,763
Interest expense	8,686	9,619

Net interest income	16,748	16,144
Provision for loan losses	2,464	1,591

Net interest income after provision	14,284	14,553
Noninterest income	8,739	7,153
Noninterest expense	18,951	17,177

Income before federal income tax	4,072	4,529
Federal income tax expense	1,131	1,505
Net income	$2,941	$3,024

Basic earnings per share	$1.56	$1.59
Diluted earnings per share	1.56	1.5

(Continued)

32.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Financial, Inc. (the Corporation), together with its subsidiaries, The State Bank and Davison State Bank (the Banks), for the years ended December 31, 2003, 2002, and 2001. The supplemental financial data included throughout this discussion should be read in conjunction with the primary financial statements presented on pages 5 through 32 of this report. It provides a more detailed and comprehensive review of operating results and financial position than could be obtained from a reading of the financial statements alone.

Selected Financial Data

TABLE 1

$ in thousands except per share data And ratios	2003	2002	2001	2000	1999

Summary of Consolidated Statements of Income:
Interest Income	$18,438	$17,952	$21,567	$23,327	$21,214
Interest Expense	5,601	5,722	9,091	9,890	8,013

Net Interest Income	12,837	12,230	12,476	13,437	13,201
Provision for Loan Losses	1,319	426	751	584	545

Net Interest Income after Provision	11,518	11,804	11,725	12,853	12,656
Total Other Operating Income	6,866	5,394	5,363	4,528	4,262
Total Other Operating Expense	13,276	12,253	11,700	11,436	11,136

Income Before Income Taxes	5,108	4,945	5,388	5,945	5,782
Provision for Income Taxes	1,320	1,479	1,611	1,729	1,782

Net Income	$3,788	$3,466	$3,777	$4,216	$4,000

Net Income Per Share - Basic	$2.01	$1.82	$1.99	$2.24	$2.15
Net Income Per Share - Diluted	$2.01	$1.81	$1.98	$2.23	$2.14

Summary of Consolidated Balance Sheets:
Assets	$419,966	$340,483	$309,090	$292,890	$283,621
Securities, including FHLB stock	126,856	63,525	39,989	66,704	67,886
Loans, including loans held for sale	254,340	229,730	215,840	195,295	191,246
Deposits	348,525	295,869	265,270	248,656	247,051
Stockholders' Equity	40,882	39,928	38,433	35,754	31,865

Other Financial and Statistical Data:
Tier 1 Capital to Risk Weighted Assets	16.90%	14.10%	15.01%	14.96%	13.01%
Total Capital to Risk Weighted Assets	18.00%	15.20%	16.23%	16.21%	14.26%
Tier 1 Capital to Average Assets	14.00%	12.60%	12.50%	12.15%	11.15%
Total Cash Dividends	$1,966	$1,748	$1,748	$1,659	$1,586
Book Value Per Share	$21.74	$21.08	$20.14	$18.87	$16.98
Cash Dividends Paid Per Share	$0.92	$0.92	$0.92	$0.88	$0.85
Period End Market Price Per Share	$31.45	$31.59	$23.18	$22.85	$33.52
Dividend Pay-out Ratio	51.90%	50.43%	46.28%	39.35%	39.65%
Return on Average Stockholders' Equity	9.32%	8.78%	10.01%	12.56%	12.66%
Return on Average Assets	1.00%	1.10%	1.23%	1.42%	1.46%
Net Interest Margin	3.88%	4.46%	4.53%	5.07%	5.32%
Total Equity to Assets at Period End	9.73%	11.73%	12.43%	12.21%	11.24%

33.

RESULTS OF OPERATIONS

The Corporation achieved net income of $3,788,000 for the year of 2003, an increase of $322,000 or 9.3%. Net income increased primarily due to increased net interest income during 2003. Contributing to the 2003 results was the increase in total noninterest income of $1,472,000, a 27.3% increase over the noninterest income in the prior year. Non-interest expense increased by $1,023,000 or 8.4%. We expect that interest rates will remain steady or possibly increase in 2004, which should have a positive impact on our operations.

Standard performance indicators used in the banking industry help management evaluate the Corporation’s performance. Two of these performance indicators are return on average assets and return on average equity. For 2003, 2002, and 2001 respectively, the Corporation posted a return on average assets of 1.00%, 1.10%, and 1.23%. Return on average equity was 9.32% in 2003, 8.78% in 2002, and 10.01% in 2001. While the Corporation has a very strong capital position, the 2.4% increase in our equity in 2003,coupled with the issuance of $12 million of trust preferred securities, greatly enhance our ability to grow. Total assets increased $79 million in 2003, $31 million in 2002, and $16 million in 2001. Basic earnings per share were $2.01 in 2003, $1.82 in 2002, and $1.99 in 2001.

NET INTEREST INCOME

Net interest income, the principal source of income, is the amount of interest income generated by earning assets (principally securities and loans) less interest expense paid on interest bearing liabilities (largely deposits and other borrowings).

A critical task of management is to price assets and liabilities so that the spread between the interest earned on assets and the interest paid on liabilities is maximized without unacceptable risk. While interest rates on interest earning assets and interest bearing liabilities are subject to market forces, in general, the Corporation can exert more control over deposit costs than earning asset rates. Loan products carry either fixed rates of interest or rates tied to market indices determined independently. The Corporation sets its own rates on deposits, providing management with some flexibility in determining the timing and proportion of rate changes for the cost of its deposits.

Table 2 summarizes the changes in net interest income resulting from changes in volume and rates for the years ended December 31, 2003 and 2002. Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the last three years are shown in Table 3. Tax equivalent net interest income increased by $638,000 in 2003, or 5.0% and decreased by $220,000 or 1.7% in 2002. The primary factor contributing to the increase in net interest income was the increase in loan and security volume and a slight decrease in interest expense. The increase in volume increased net interest income to offset the decrease in net interest margin.

As indicated in Table 3, for the year ended December 31, 2003, the Corporation’s net interest margin was 3.88% compared with 4.46% and 4.53% for the same period in 2002 and 2001, respectively. The decrease in 2003 was due to lower earning asset yields due to the historically low rate environment. The decrease in margin in 2002 and 2001 was attributable to a decrease in the Corporation’s earning asset yields due to the cuts in the prime rate. Cost of funding decreased in response to decreases in treasury rates and local competitor’s rates.

Average earning assets increased 20.7% in 2003. Average earning assets increased due to the Corporation entering into a securities leverage strategy that helped increase net interest income during 2003. The securities leverage strategy involved borrowing $12.5 million in repurchase agreements and using $12.5 million in excess liquidity to purchase $25 million of mortgage-backed securities at a positive spread to help increase net interest income. Average earning assets decreased 0.3% in 2002, and increased 4.0% in 2001. Loans, the highest yielding component of earning assets, represented 69.3% of earning assets in 2003, compared to 77.2% in 2002 and 71.1% in 2001. Average interest bearing liabilities increased 22.7% in 2003, 0.9% in 2002, and 1.4% in 2001. Non-interest bearing deposits amounted to 15.4% of average earning assets in 2003 compared with 15.5% in 2002 and 13.7% in 2001.

34.

TABLE 2

Changes in Net Interest Income
Due to Changes in Average Volume
and Interest Rates
Years Ended December 31,

	INCREASE (DECREASE) 2003 DUE TO:			INCREASE (DECREASE) 2002 DUE TO:

(000's omitted)	VOL	YIELD/RATE	TOTAL	VOL	YIELD/RATE	TOTAL

TAXABLE SECURITIES	$1,723	$(826)	$897	$(903)	$(477)	$(1,380)
TAX-EXEMPT SECURITIES	112	(80)	32	209	(269)	(60)
FEDERAL FUNDS SOLD	(81)	(96)	(177)	(124)	(464)	(588)
TOTAL LOANS	1,386	(1,548)	(162)	1,172	(2,838)	(1,666)
LOANS HELD FOR SALE	(50)	(23)	(73)	111	(6)	105

TOTAL EARNING ASSETS	3,090	(2,573)	517	465	(4,054)	(3,589)

INTEREST BEARING DEMAND DEPOSITS	107	(6)	101	100	(286)	(186)
SAVINGS DEPOSITS	430	(230)	200	326	(1,048)	(722)
TIME CDs $100,000 AND OVER	(55)	(499)	(554)	(467)	(305)	(772)
OTHER TIME DEPOSITS	189	(241)	(52)	(454)	(1,201)	(1,655)
OTHER BORROWINGS	305	(121)	184	(9)	(25)	(34)

TOTAL INTEREST BEARING LIABILITIES	976	(1,097)	(121)	(504)	(2,865)	(3,369)

NET INTEREST INCOME	$2,114	($1,476)	$638	$969	($1,189)	($ 220)

35.

TABLE 3

Summary of Net Interest Income

(000's omitted)	Years Ended December 31,
	2003			2002			2001
ASSETS	AVG BAL	INC/EXP	YIELD	AVG BAL	INC/EXP	YIELD	AVG BAL	INC/EXP	YIELD

Securities:
U.S. Treasury and Government Agencies	68,109	1,820	2.67%	21,800	788	3.61%	38,674	2,253	5.83%
State and Political (1)	19,384	1,008	5.20%	17,387	976	5.61%	14,471	1,036	7.16%
Other	1,950	123	6.31%	4,667	258	5.53%	3,472	173	4.98%

Total Securities	89,443	2,951	3.30%	43,854	2,022	4.61%	56,617	3,462	6.11%
Fed Funds Sold	15,911	161	1.01%	20,904	338	1.62%	24,129	926	3.84%
Loans:
Commercial	159,752	10,476	6.56%	137,622	9,868	7.17%	122,712	10,557	8.60%
Tax Free (1)	5,204	339	6.51%	4,095	279	6.81%	1,021	73	7.12%
Real Estate-Mortgage	15,276	1,090	7.14%	13,504	1,044	7.73%	12,857	1,162	9.85%
Consumer	54,476	3,743	6.87%	60,568	4,619	7.63%	65,635	5,684	8.66%

Total loans	234,708	15,648	6.67%	215,789	15,810	7.33%	202,225	17,476	8.64%
Allowance for Loan Loss	(3,247)			(3,127)			(3,050)
Net Loans	231,461	15,648	6.76%	212,662	15,810	7.43%	199,175	17,476	8.77%

Loans Held for Sale	2,508	136	5.42%	3,294	209	6.34%	1,595	104	6.52%

TOTAL EARNING ASSETS	$342,570	$18,896	5.52%	$283,841	$18,379	6.47%	$284,566	$21,968	7.72%

Cash Due from Banks	18,167			15,648			11,466
All Other Assets	20,634			18,807			13,880

TOTAL ASSETS	$378,124			$315,169			$306,862

LIABILITIES & SHAREHOLDERS'
EQUITY:
Deposits:
Interest bearing - DDA	53,897	506	0.94%	42,637	405	0.95%	36,457	591	1.62%
Savings Deposits	117,138	1,374	1.17%	85,746	1,174	1.37%	73,151	1,896	2.59%
Time CD's $100,000 and Over	28,804	970	3.37%	24,305	1,022	4.20%	32,847	1,794	5.46%
Other Time CD's	73,759	2,468	3.35%	75,114	3,022	4.02%	83,197	4,677	5.62%

Total Interest Bearing	273,598	5,318	1.94%	227,802	5,623	2.47%	225,652	8,958	3.97%
Deposits
Other Borrowings	8,502	283	3.33%	2,081	99	4.76%	2,240	133	5.94%

INTEREST BEARING LIABILITIES	$282,100	$5,601	1.99%	$229,883	$5,722	2.49%	$227,892	$9,091	3.99%

Non-interest bearing - DDA	52,853			43,908			39,014
All Other Liabilities	2,522			1,885			2.237
Shareholders Equity	40,649			39,493			37,719

TOTAL LIABILITIES and S/H EQUITY	$378,124			$315,169			$306,862

Net Interest Rate Spread			3.53%			3.98%			3.73%
Net Interest Income/Margin		$13,295	3.88%		$12,657	4.46%		$12,877	4.53%

(1)     – Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

36.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb probable incurred losses in the loan portfolio. The Corporation’s methodology in determining the adequacy of the allowance includes a review of individual loans, size and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. At December 31, 2003, the allowance for loan losses was $3,414,000 or 1.34% of total loans. This compares with $3,184,000 or 1.42% at December 31, 2002 and $3,125,000, or 1.46%, at December 31, 2001. Management believes that the allowance to gross loans percentage is appropriate given identified risk in the loan portfolio based on asset quality.

The provision for loan losses was $1,319,000 in 2003 and $426,000 and $751,000 in 2002 and 2001, respectively. The increase in the provision in 2003 reflects management’s effort to maintain adequate reserves due to an unanticipated charge-off of one large commercial relationship in the first half of the year. In 2002, loans charged-off had a modest increase due to certain non-performing commercial loans. In 2001, loans charged-off decreased, due to a non-repetitive, substantial charge-off on non-performing commercial loans in 2000 and an increase in loans charged-off in the indirect loan portfolio in 2000. This increased charge-off level resulted in an increase in provision for loan losses in 2001.

Table 4 summarizes loan losses and recoveries from 1999 through 2003. During 2003 the Corporation experienced net charge-offs of $1,089,000, compared with net charge-offs of $367,000 and $558,000 in 2002 and 2001, respectively. The net charge-off ratio is the net of charge-off loans minus the recoveries from loans divided by gross loans. Accordingly, the net charge-off ratio for 2003 was .43% compared to .16% and .28% at the end of 2002 and 2001, respectively. The net charge-off ratio increased due to the charge-off of one substantial commercial loan in 2003, which comprised $836,000 of the net charge-offs for the year. In 2002, the net charge-off ratio decreased due to an increase in commercial recoveries. In 2001, the net charge-off ratio decreased slightly due to fewer charge-offs from the commercial and consumer portfolios.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to meet normal credit risks in the loan portfolio. The Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that may not be performing as agreed. Management does not expect the level of the allowance for loan losses as a percentage of gross loans to change significantly in 2004. Non-performing loans are discussed further in the section titled “Non-Performing Assets”.

TABLE 4

Analysis of the Allowance for Loan Losses	Years Ended December 31,
(000's omitted)	2003	2002	2001	2000	1999

Balance Beginning of Period	$3,184	$3,125	$2,932	$2,961	$2,955

Charge-offs:
Commercial, Financial and Agricultural	(940)	(329)	(226)	(284)	(72)
Real Estate-Construction	0	0	0	0	0
Real Estate-Mortgage	0	(7)	0	0	(2)
Installment Loans to Individuals	(456)	(510)	(487)	(522)	(377)

Total Charge-offs	(1,396)	(846)	(713)	(806)	(451)

Recoveries:
Commercial, Financial and Agricultural	169	344	30	107	13
Real Estate-Construction	0	0	0	0	0
Real Estate-Mortgage	0	0	0	0	0
Installment Loans to Individuals	138	135	125	86	71

Total Recoveries	307	479	155	193	84

Net Charge-offs	(1,089)	(367)	(558)	(613)	(367)

Provision	1,319	426	751	584	545

Balance at End of Period	$3,414	$3,184	$3,125	$2,932	$2,961

Ratio of Net Charge-Offs During the Period	0.43%	0.16%	0.28%	0.31%	0.19%

37.

NON-INTEREST INCOME

Non-interest income was $6,866,000 in 2003, $5,394,000 and $5,363,000 in 2002 and 2001, respectively. These amounts represent an increase of 27.3% in 2003 compared to 2002 and an increase of 0.6% comparing 2002 to 2001.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $3,609,000 in 2003, compared to $2,594,000 and $2,286,000 in 2002 and 2001, respectively. This was an increase of $1,015,000 or 39.1% in 2003 and an increase of $308,000 or 13.5% in 2002. The increase in 2003 was due to the overdraft privilege product being in place all year and a slight increase in business deposit account service charges. In 2002, the increase was due to a new overdraft privilege product and an increase in business deposit account service charges.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $1,258,000 in 2003, $1,009,000 in 2002, and $659,000 in 2001. The 24.7% increase in 2003 was due to the increase in mortgage loan production caused by an increase in new home purchases and refinancing activity due to low mortgage interest rates. The 53.1% increase in 2002 was due to the increase in mortgage loan production because of the lowest interest rates in thirty years. The Corporation sells the majority of the mortgage loans originated in the secondary market on a servicing released basis; thus the Corporation did not receive mortgage-servicing fees in 2003, 2002 or 2001.

Trust income decreased $33,000 in 2003 to $507,000 compared to $540,000 in 2002 and $566,000 in 2001. The 6.1% decrease in 2003 was due to decline in market value of trust assets. The decrease in 2002 was due to portfolio turnover and decline in market value of these assets.

In 2003, the Corporation did recognize a gain on security transactions of $31,000 compared to no gains in 2002, and a gain of $674,000 on security transactions in 2001. In 2003, these gains were due to the Corporation selling some low yielding securities and purchasing higher yielding securities. In 2001, these gains were a result of several transactions wherein the Corporation sold investment securities and reinvested in issues, which will provide greater total income potential.

In 2003, the Corporation recognized a gain on the sale of fixed assets of $201,000, due to the sale of a branch of one of the Bank subsidiaries.

Other income and fees includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other income and fees were $1,260,000 in 2003 compared to $1,251,000 and $1,178,000 in 2002 and 2001, respectively. The increase in 2003 was due to an increase debit card and ATM income. The increase in 2002 was due to an increase cash surrender value of bank owned life insurance.

38.

NON-INTEREST EXPENSE

Total non-interest expense was $13,276,000 in 2003 compared to $12,253,000 in 2002 and $11,700,000 in 2001. This was an increase of 8.4% in 2003 and 4.7% in 2002.

Salaries and employee benefits, the Corporation’s largest operating expense category, were $6,981,000 in 2003, compared with $6,454,000 in 2002, and $5,988,000 in 2001. Increased costs are a result of annual salary increases, increases in health care expenses and staff additions in connection with a new branch office in Grand Blanc, which opened in 2002.

In 2003, equipment expenses were $1,533,000 compared to $1,563,000 in 2002 and $1,411,000 in 2001, a decrease of 1.9% in 2003 and an increase of 10.8% in 2002. The slight decrease in 2003 was due to lower rental costs and depreciation expense. The increase in 2002 was attributable to equipment maintenance costs increasing due to more equipment to cover and an increase in equipment depreciation.

Occupancy expenses associated with the Corporation’s facilities were $1,116,000 in 2003 compared to $1,061,000 in 2002 and $886,000 in 2001. In 2003, this was an increase of 5.2% and in 2002 an increase of 19.8%. The increase in 2003 was due to higher property taxes, and expenses associated with opening the new Grand Blanc extension office. The increase in 2002 was due to the expenses associated with the opening of the new Silver Parkway office and the opening of the second Grand Blanc office of The State Bank. The increase in 2001 was due to the opening of the new main office of Davison State Bank and the new Grand Blanc office of The State Bank.

Office supplies were $300,000 in 2003 compared to $305,000 in 2002 and $ 300,000 in 2001. In 2003, this was a decrease of 1.6% and in 2002 an increase of 1.7%. The slight decrease in 2003 was due to reduction in various normal office supplies. The slight increase in 2002 is attributable to a modest increase in purchases of various normal office supplies. The decrease in 2001 was due to the reduction of office supplies expenses from 2000 when expenses were higher for the initial supplies for the new Davison State Bank.

Loan and collection expenses were $280,000 in 2003 compared to $183,000 in 2002, and $178,000 in 2001. The increase of 53.0% in 2003 was due to the other real estate and collection efforts pertaining to a large charge off during the year. The slight increase in 2002 of 2.8% was due to the increase in filing and recording fees due to growth in the loan portfolio.

Advertising expenses were $373,000 in 2003 compared to $315,000 in 2002, and $320,000 in 2001. The 18.4% increase in advertising expense in 2003 was due to broader advertising efforts in the Grand Blanc market. The slight decrease in 2002 of $5,000 or 1.6% was due to a reduction in other promotional materials.

Other professional service fees include audit fees, consulting fees, legal fees, and various other professional services. Other professional services were $1,171,000 in 2003 compared to $1,100,000 in 2002, and $1,144,000 in 2001. The increase of 6.5% in 2003 was due to higher consulting fees pertaining to the implementation of the overdraft privilege product. The decrease in 2002 of $44,000 or 3.8% was due to lower consulting fees.

Other general and administrative expenses were $1,522,000 in 2003 compared to $1,272,000 in 2002, and $1,473,000 in 2001. The increase of $250,000 or 19.7% in 2003 was due to higher other losses from charged off deposit accounts and higher business development expenses. The decreases in these expenses were due to lower other losses from charged off accounts and lower correspondent bank charges in 2002.

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

The Corporation’s total assets averaged $378 million for 2003 exceeding 2002‘s average of $315 million by $63 million or 20.0%. The Corporation entered into a security leverage strategy in 2003, which entailed borrowing $12.5 of repurchase agreements and using $12.5 of excess liquidity to purchase $25 million of mortgage-backed securities that returned a positive spread and increased net interest income for the Corporation. Average loans comprised 62.1% of total average assets during 2003 compared to 68.5% in 2002. Loans grew $18.9 million on average, with commercial loans leading the advance by $22.1 million or 16.1%. The ratio of average non-interest bearing deposits to total deposits was 16.2% in 2003 compared to 16.2% during 2002. Interest bearing deposits comprised 97.0% of total average interest bearing liabilities during 2003, down from 99.1% during 2002. The Corporation’s year-end total assets were $420 million for 2003 up from $340 million in 2002. The increase was due to the higher loan demand and an increase in securities funded by deposit growth and borrowings in 2003.

SECURITIES PORTFOLIO

Securities totaled $126,002,000 at December 31, 2003 compared to $62,703,000 at December 31, 2002. This was an increase of $63,299,000 or 101.0%. The increase in 2003 resulted principally from the purchasing new securities to deploy the increase in deposits and from purchasing new securities for the security leverage strategy. At December 31, 2003 these securities comprised 32.8% of earning assets, up from 21.4% at December 31, 2002. The Corporation considers all of its securities as available for sale except for Michigan tax-exempt securities, which are classified as held to maturity. Increases in loan balances from new loan growth in excess of the amount of deposit growth, coupled with the increase in securities in 2002 accounts for the decrease in federal funds sold. Fed funds sold were $3,650,000 at December 31, 2003 compared with $10,300,000 at December 31, 2002.

The Corporation’s present policies with respect to the classification of securities are discussed in Note 1 to the Consolidated Financial Statements. As of December 31, 2003, the estimated aggregate fair value of the Corporation’s securities portfolio was $160,000 above amortized cost. At December 31, 2003 gross unrealized gains were $788,000 and gross unrealized losses were $628,000. A summary of estimated fair values and unrealized gains and losses for the major components of the securities portfolio is provided in Note 3 to the Consolidated Financial Statements. Yields on municipal securities presented in Table 5 below have not been tax effected.

40.

TABLE 5
Analysis and Maturities of Securities

(000's omitted)	Amortized Cost	Fair Value	Yield

AVAILABLE FOR SALE
U.S. Agencies
One year or less	$0	$0	0.00%
Over one through five years	53,628	53,849	3.10%
Over five through ten years	7,049	7,034	1.94%
Over ten years	2,000	1,999	3.60%

Total	62,677	62,882
Mortgage-Backed
One year or less	$0	$0	0.00%
Over one through five years	0	0	0.00%
Over five through ten years	14,693	14,431	3.53%
Over ten years	28,540	28,313	3.48%

Total	43,233	42,744
State and Political
One year or less	$1,159	$1,162	1.91%
Over one through five years	1,466	1,473	2.06%
Over five through ten years	4,088	4,156	3.02%
Over ten years	0	0	0.00%

Total	6,713	6,791
Corporate Bonds
One year or less	$1,005	$1,021	5.92%
Over one through five years	0	0	0.00%
Over five through ten years	0	0	0.00%
Over ten years	0	0	0.00%

Total	1,005	1,021
Equity Securities	$395	$395

HELD TO MATURITY
State and Political
One year or less	$3,858	$3,862	1.85%
Over one through five years	3,661	3,822	3.93%
Over five through ten years	2,599	2,704	4.16%
Over ten years	2,051	2,131	4.58%

Total	12,169	12,519

Total Securities	$126,192	$126,352

LOAN PORTFOLIO

The Corporation extends credit primarily within in its local markets in Genesee, Oakland, and Livingston counties. The Corporation’s commercial loan portfolio is widely diversified with no concentration within a single industry that exceeds 10% of total loans. The Corporation’s loan portfolio balances are summarized in Table 6.

Total loans increased $29,024,000 for the year ended December 31, 2003, with total loans comprising 75.6% of earning assets as compared to 75.6% of December 31, 2002 earning assets. Local economic conditions remained reasonably steady throughout 2003. The steadiness of the local economy supported

41.

continued commercial business growth including commercial development. Accordingly, the Corporation experienced strong demand for commercial loans. In 2003, commercial loans increased $16,888,000 to $146,450,000 or 13.0%. Also, real estate construction and mortgage loans increased $12,272,000 or 31.5% in 2003. Consumer loans stayed steady for 2003. In 2002, commercial loans increased approximately $10,668,000 to $129,562,000 or 9.0%. Additionally, real estate construction and development loans increased $1,598,000 or 6.3% to $27,032,000 at December 31, 2002. Consumer loans decreased in 2002 approximately $2,908,000 due to a decrease in indirect loans.

Management expects the local economy to support continued growth and development in 2004 and will aggressively seek out new loan opportunities while continuing its efforts to maintain sound credit quality.

TABLE 6
Loan Portfolio

December 31, (000's omitted)	2003	2002	2001	2000	1999

Commercial	$146,450	$129,562	$118,894	$101,925	$92,896
Real estate - construction	32,913	27,032	25,434	17,471	12,481
Real estate - mortgage	18,335	11,944	11,158	10,514	21,409
Consumer	55,547	55,683	58,644	65,198	64,280

Total	$253,245	$224,221	$214,130	$195,108	$191,066

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

TABLE 7
Maturities of the Loan Portfolio by Loan Type

December 31, 2003 (000's omitted)	Within One Year	One-Five Years	After Five Years	Total

Commercial	$41,820	$89,144	$15,486	$146,450
Real estate - construction	29,169	3,744	0	32,913
Real estate - mortgage	7,318	5,609	5,408	18,335
Consumer	9,197	22,936	23,414	55,547

	$87,504	$121,433	$44,308	$253,245

TABLE 8
Maturities of the Loan Portfolio by Rate Categories

December 31, 2003 (000's omitted)	Within One Year	One-Five Years	After Five Years	Total

Loans:
Fixed Rate	$29,551	$69,854	$19,648	$119,053
Variable Rate	57,953	51,579	24,660	134,192
	$87,504	$121,433	$44,308	$253,245

Credit risk is managed via specific credit approvals and monitoring procedures. The Corporation’s outside loan review function examines the loan portfolio on a periodic basis for compliance with credit policies and to assess the overall credit quality of the loan portfolio. These procedures provide management with information on an ongoing basis for setting appropriate direction and taking corrective action as needed.

42.

The Corporation closely monitors its construction and commercial mortgage loan portfolios. Construction loans at December 31, 2003, which comprised 13.0% of total loans, totaled $32,913,000 as compared to $27,032,000 and $25,434,000 at the end of 2002 and 2001, respectively.

The construction and commercial real estate loan properties are located principally in the Corporation’s local markets. Included are loans to various industrial and professional organizations. The Corporation believes that these portfolios are well diversified and do not present a significant risk to the Banks.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, real estate acquired through foreclosure, loans past due 90 days or more and still accruing and renegotiated loans. Table 9 represents the levels of these assets at December 31, 1999 through 2003. Non-performing assets increased at December 31, 2003 as compared to 2002. This increase was primarily due to the increase in Other Real Estate and Other Real Estate Owned In Redemption, which increased $991,000 in this period. The majority of the properties are commercial and marketability is dependent on the real estate market. One commercial property comprises $599,000 of the increase during this period. Non-performing loans increased significantly as compared to December 31, 2002 due to the increase in renegotiated loans, which consist of two fully secured commercial credits. Non-accrual loans and loans past due over 90 days and still accruing interest decreased significantly during this period. This was due to the improvement in loan quality over the past few years.

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

TABLE 9
Non-Performing Assets and Past Due Loans

(000's omitted)	December 31,
	2003	2002	2001	2000	1999

Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$47	$72	$186	$489	$240
Non-Accrual Loans	229	512	321	731	859
Renegotiated Loans	1,262	0	0	0	6

Total Non-Performing Loans	1,538	584	507	1,220	1,105

Other Non-Performing Assets:
Other Real Estate	1,081	110	0	0	288
Other Real Estate Owned in Redemption	184	164	0	0	179
Other Non-Performing Assets	79	92	10	159	56

Total Other Non-Performing Assets	1,344	366	10	159	523

Total Non-Performing Assets	$2,882	$950	$517	$1,379	$1,628

Non-Performing Loans as a % of
Total Loans	0.61%	0.26%	0.24%	0.63%	0.58%
Non-Performing Assets as a % of
Total Loans and Other Real Estate	1.13%	0.42%	0.25%	0.71%	0.85%
Allowance for Loan Losses as a % of
Non-Performing Loans	221.98%	545.21%	616.37%	240.33%	267.96%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.20%	0.03%	0.09%	0.25%	0.13%
Non-performing Assets as a % of
Total Assets	0.69%	0.28%	0.17%	0.47%	0.57%

Table 10 reflects the allocation of the allowance for loan losses and is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. The Corporation does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the

43.

category or categories in which the charged-off loans are classified. Table 10 also reflects the percentage ratio of outstanding loans by category to total loans at the end of each of the respective years.

TABLE 10
Allocation of the Allowance for Loan Losses

	2003		2002		2001		2000		1999
December 31, (000's omitted)	Amount	Loan %	Amount	Loan %	Amount	Loan %	Amount	Loan %	Amount	Loan %

Commercial and construction	$2,624	70.83%	$2,222	69.84%	$2,121	67.40%	$1,645	58.69%	$1,682	53.19%
Real estate mortgage	207	7.24%	65	5.33%	60	5.21%	94	7.89%	144	13.17%
Consumer	576	21.93%	897	24.83%	819	27.39%	890	33.42%	963	33.64%
Unallocated	7		0		125		303		172

Total	$3,414	100.00%	$3,184	100.00%	$3,125	100.00%	$2,932	100.00%	$2,961	100.00%

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

Certain of the Corporation’s non-performing loans included in Table 9 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or lower are also measured for impairment. Impairment losses are adequately covered by the provision for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the impaired loan data in the following paragraphs.

At December 31, 2003, loans considered to be impaired totaled $5,102,000. A specific allowance is required for all except for a $66,000 loan. The average recorded investment in impaired loans was $3,752,000 in 2003. The interest income recognized on impaired loans based on cash collections totaled $160,000 during 2003.

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

44.

DEPOSITS
TABLE 11
Average Deposits

Years Ended December 31,	2003		2002		2001		2000		1999
(000's omitted)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-int. bearing demand	$52,853		$43,908		$39,014		$35,711		$29,912
Interest-bearing demand	53,897	0.94%	42,637	0.95%	36,457	1.62%	40,199	1.82%	41,996	1.70%
Savings	117,138	1.17%	85,746	1.37%	73,151	2.59%	66,890	3.45%	66,141	2.94%
Time	102,563	3.35%	99,419	4.07%	116,044	5.758	108,149	5.75%	100,053	5.23%

Total	$326,451	1.63%	$271,710	2.07%	$264,666	3.38%	$250,949	3.69%	$238,102	3.31%

The Corporation’s average deposit balances and rates for the past five years are summarized in Table 11. Total average deposits were 20.2% higher in 2003 as compared to 2002. Deposit growth was derived primarily from increases in all deposit categories. Interest-bearing demand deposits comprised 16.5% of total deposits, savings deposits comprised 35.9% of total deposits, and time deposits comprised 31.4% of total deposits.

As of December 31, 2003 certificates of deposit of $100,000 or more accounted for approximately 7.1% of total deposits compared to 11.3% at December 31, 2002. The maturities of these deposits are summarized in Table 12.

TABLE 12
>Maturity of Time Certificates of Deposit of $100,000 or More

	December 31,	December 31,
(000's omitted)	2003	2002

Three months or less	$7,358	$9,701
Over three through six months	2,654	3,110
Over six through twelve months	3,280	7,532
Over twelve months	11,372	13,197

Total	$24,664	$33,540

Repurchase agreements are secured by mortgage-backed securities held by a third party trustee with a carrying amount of $23.9 million at year-end 2003. These agreements are fixed rate financing arrangements that mature in 2004 ($2,500,000), 2005 ($5,000,000) and 2008 ($5,000,000). At maturity, the securities underlying the agreements are returned to the Corporation. These repurchase agreements were used as part of the securities leverage strategy to help enhance net interest income for the Corporation.

FEDERAL INCOME TAXES

The Corporation’s effective tax rate was 25.8% for 2003, 29.9% for 2002 and 29.9% for 2001. The principal difference between the effective tax rates and the statutory tax rate of 34% is the Corporation’s investment in securities and loans, which provide income exempt from federal income tax. Additional information relating to federal income taxes is included in Note 8 to the Consolidated Financial Statements.

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

45.

Liquidity maintenance, together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Corporation’s deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in 2003, 2002, and 2001. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased), while the security portfolio provides secondary liquidity along with FHLB advances. As of December 31, 2003 federal funds sold represented 1.0% of total assets, compared to 3.0% at the end of 2002. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

The Corporation had cash flows from financing activities resulting primarily from the inflow of savings deposits and short-term borrowings. In 2003, these deposits increased $52,656,000 and these borrowings increased $1,949,000. Cash used by investing activities was $95,813,000 in 2003 compared to cash used of $40,004,000 in 2002. The change in investing activities was due to the increased amount of purchased securities and the increase in the origination of loans in 2003 compared to 2002.

The following table discloses information on the maturity of the Corporation’s contractual long-term obligations:

Table 13

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term borrowings	$3,449	$3,449	$-	$-	$-
FHLB advances	1,108	-	-	-	1,108
Repurchase agreements	12,500	2,500	5,000	5,000	-
Subordinated debt	12,000	-	-	-	12,000
Operating leases	436	158	248	30	-

Total	$29,493	$6,107	$5,248	$5,030	$13,108

CAPITAL RESOURCES

Management closely monitors capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “well capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 10%, 6%, and 5% respectively. At December 31, 2003, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company as defined by federal law.

Total shareholders’ equity rose 2.4% to $40,882,000 at December 31, 2003, compared with $39,928,000 at December 31, 2002. The Corporation’s equity to asset ratio was 9.7% at December 31, 2003, compared to 11.7% at December 31, 2002. The increase in equity in 2003 resulted from retained earnings (net income in excess of dividends). In 2003, the Corporation paid the same dividend as in 2002 at $0.92 per share.

46.

At December 31, 2003, the Corporation’s tier 1 and total risk-based capital ratios were 16.9% and 18.0%, respectively, compared with 14.1% and 15.2% in 2002. The increase in the risk-based capital ratios was largely due to the new issuance of trust preferred securities to help continue the growth strategy of the Corporation. The Corporation’s tier 1 leverage ratio was 14.0% at December 31, 2003 compared with 12.6% at December 31, 2002. This increase in the leverage ratio was due to the increase in capital.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. Throughout 2003, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s substantially influenced market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures were managed in 2003 compared to 2002.

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

The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003. The table shows expected cash flows from market sensitive instruments for each of the next five years and thereafter. The expected maturity date values for loans and securities (at amortized cost) were calculated without adjusting the instruments’ contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for re-pricing. The Corporation believes that re-pricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table.

47.

TABLE 14
Rate Sensitivity of Financial Instruments

(000's omitted)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Rate Sensitive Assets:
Fixed interest rate loans	$29,437	$18,092	$25,090	$13,170	$13,674	$19,590	$119,053	$121,877
Average interest rate	7.21%	7.58%	7.01%	7.02%	6.67%	6.57%
Variable interest rate loans	$57,948	$14,080	$11,468	$10,403	$15,631	$24,663	$134,193	$136,403
Average interest rate	5.21%	5.17%	5.11%	4.72%	4.65%	4.52%
Fixed interest rate securities	$6,040	$937	$5,992	$21,476	$30,569	$36,973	$101,987	$102,337
Average interest rate	3.34%	3.87%	3.62%	3.19%	3.67%	4.26%
Variable Interest rate securities						$24,015	$24,015	$24,015
Average interest rate						3.99%
FHLB Stock	$854						$854	$854
Average interest rate	6.00%
Other interest bearing assets	$3,650						$3,650	$3,650
Average interest rate	0.90%
Rate Sensitive Liabilities:
Interest-bearing checking	$65,056						$65,056	$65,056
Average interest rate	1.25%
Savings	$131,819						$131,819	$131,819
Average interest rate	1.09%
Time	$44,418	$17,994	$6,071	$16,711	$7,603	$145	$92,942	$95,175
Average interest rate	2.48%	3.49%	3.12%	4.65%	3.42%	2.80%
Short term borrowings	$3,449						$3,449	$3,449
Average interest rate	1.50%
FHLB advances	$17	$18	$20	$22	$24	$1,007	$1,108	$1,319
Average interest rate	7.34%	7.34%	7.34%	7.34%	7.34%	7.34%
Repurchase agreements	$2,500	$5,000			$5,000		$12,500	$12,401
Average interest rate	1.20%	1.40%			2.60%
Subordinated debt					$12,000		$12,000	$12,000
Average interest rate					4.15%

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

Table 15 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of December 31, 2003, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

48.

TABLE 15
Gap Analysis

	December 31, 2003
(000's Omitted)	Within Three Months	Three Months - One Year	One to Five Years	After Five Years	Total

Interest Bearing Bank Deposits	$0	$0	$0	$0	$0
Federal Funds Sold	3,650	0	0	0	3,650
Securities	12,067	24,793	39,480	49,662	126,002
Loans	50,593	62,063	111,398	29,191	253,245
Loans Held for Sale	1,095	0	0	0	1,095
FHLB Stock	854	0	0	0	854

Total Earning Assets	$68,259	$86,856	$150,878	$78,853	$384,846

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$65,056	$0	$0	$0	$65,056
Savings Deposits	131,819	0	0	0	131,819
Time Deposits Less than $100,000	7,801	23,301	36,902	274	68,278
Time Deposits Greater than $100,000	7,002	6,185	11,477	0	24,664
Short-term Borrowings	3,449	0	0	0	3,449
FHLB Advances	0	15	60	1,033	1,108
Repurchase Agreements	0	2,500	10,000	0	12,500
Subordinated Debt	0	0	12,000	0	12,000

Total Interest Bearing Liabilities	$215,127	$32,001	$70,439	$1,307	$318,874

Interest Rate Sensitivity GAP	($146,868)	$54,855	$80,439	$77,546	$65,972
Cumulative Interest Rate
Sensitivity GAP	($146,868)	($92,013)	($ 11,574)	$65,972
Interest Rate Sensitivity GAP	-38.16	14.25	20.90	20.15
Cumulative Interest Rate
Sensitivity GAP Ratio	-38.16	-23.90	-3.01	17.14

As indicated in Table 15, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short- term negative impact on interest margin. Conversely, if market interest rates decrease, this negative gap position could have a short-term positive impact on interest margin. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The limitations of gap described above impacted financial performance in 2003. The Corporation’s gap position was negative and there was a decline in market interest rates; yet net interest income increased but the net interest margin ratio declined. This occurred because of growth in the assets that were added to balance sheet at a lower margin to liabilities than in the past. Thus this growth helps increase net interest income but drops net interest margin. The liabilities, largely deposits, either lagged market re-pricing due to the maturity dates on time deposits or were not re-priced by the same amount as assets due to competitive pressures. Interest bearing checking and savings deposits are generally lower cost of funds products compared to time deposits. This lower level of interest rates creates a smaller opportunity for re-pricing. For example certain asset products re-priced downward 4.00% with the downward movement of national prime rates in the first part of 2003 while most of interest bearing checking and savings were at rates lower than 0.50% at the start of the year and accordingly, had a much lesser level of re-pricing opportunity. The Corporation will continue to make strides in managing interest rate sensitivity.

49.

ACCOUNTING AND REPORTING DEVELOPMENTS

During 2003, the Corporation adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Corporation’s operating results or financial condition.

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

50.

FENTURA FINANCIAL, INC. COMMON STOCK

Table 16 sets forth the high and low market information for each quarter of 2001 through 2003. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. As of March 1, 2004, there were 772 shareholders of record, not including participants in the Corporation’s employee stock option program.

TABLE 16
Common Stock Data

		Market Information		Dividends Paid
Years	Quarter	High	Low	Per Share

2001 2002 2003	First Quarter Second Quarter Third Quarter Fourth Quarter First Quarter Second Quarter Third Quarter Fourth Quarter First Quarter Second Quarter Third Quarter Fourth Quarter	$25.30 26.48 25.36 24.55 $26.14 30.91 29.50 31.59 $31.82 31.59 31.82 31.82	$22.85 23.86 22.73 22.73 $23.18 24.55 26.82 28.41 $30.45 31.09 30.47 30.56	$0.200 0.200 0.200 0.320 $0.920 $0.000 0.210 0.210 0.500 $0.920 $0.230 0.230 0.230 0.230

Note:	Market and dividend per share figures have been adjusted to reflect a 10% stock dividend payable on February 13, 2004.

51.

Exhibit 21.1
Subsidiaries of the Registrant

Company	Ownership	State of Incorporation
The State Bank Davison State Bank Community Bank Services, Inc. Fentura Mortgage Company, Inc. West Michigan Community Bank (as of March 15, 2004)	100% 100% 100% by The State Bank 100% by The State Bank 100%	Michigan Michigan Michigan Michigan Michigan

EXHIBIT 23.1
CONSENT OF INDEPENDENT ACCOUNTANTS

        We consent to the incorporation by reference in the Registration Statement of Fentura Financial, Inc. on Form S-3D (File No.333-75194) of our report dated February 6, 2004 on the 2003 Consolidated Financial Statements of Fentura Financial, Inc., which report is included in the 2003 Annual Report on Form 10-K of Fentura Financial, Inc.

/s/ CROWE CHIZEK AND COMPANY, LLC

Grand Rapids, Michigan
March 21, 2004

Exhibit 31.1

CERTIFICATIONS

I, Donald L. Grill, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Fentura Financial, Inc. ;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 25, 2004

/s/ Donald L. Grill —————————————— Donald L. Grill Chief Executive Officer and President

Exhibit 31.2

CERTIFICATIONS

I, Douglas J. Kelley, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Fentura Financial, Inc. ;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 25, 2004

/s/ Douglas J. Kelley —————————————— Douglas J. Kelley Chief Financial Officer

Exhibit 32.1

        Each of Donald L. Grill, Chief Executive Officer and President, and Douglas J. Kelley, Chief Financial Officer, of Fentura Financial, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Date: March 25, 2004

/s/ Donald L. Grill —————————————— Donald L. Grill Chief Executive Officer and President /s/ Douglas J. Kelley —————————————— Douglas J. Kelley Chief Financial Officer

A signed original of this certification has been provided to Fentura Financial, Inc. and will be retained by Fentura Financial, Inc. and furnished to the Securities and Exchange Commission upon request.