Form 10-Q
period 2004-03-31
FENTURA FINANCIAL INC
filed 2004-05-12
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 000-23550

Fentura Financial, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-2806518
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

175 N Leroy, P.O. Box 725, Fenton, Michigan 48430
(Address of Principal Executive Offices)

(810) 629-2263
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes   ___ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ___ Yes _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 1, 2004

Class — Common Stock           Shares Outstanding — 1,883,213

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

   Fentura Financial, Inc.
   Consolidated Balance Sheets

(000's omitted Except share data)	MARCH 31, 2004 (unaudited)	DEC 31, 2003

ASSETS
Cash and due from banks	$20,407	$16,509
Federal funds sold	2,632	3,650

Total cash & cash equivalents	23,039	20,159
Securities-available for sale	115,360	113,833
Securities-held to maturity, (fair value of $14,358
at March 31, 2004 and $12,519 at December 31, 2003)	13,905	12,169

Total securities	129,265	126,002
Loans held for sale	1,790	1,095
Loans:
Commercial	213,805	146,450
Real estate loans - mortgage	32,187	18,335
Real estate loans - construction	48,562	32,913
Consumer loans	72,733	55,547

Total loans	367,287	253,245
Less: Allowance for loan losses	(4,812)	(3,414)

Net loans	362,475	249,831
Bank Owned Life Insurance	6,694	6,458
Bank premises and equipment	14,376	9,606
Federal Home Loan Bank stock	2,180	854
Accrued interest receivable	2,222	1,884
Goodwill and other intangible assets	9,997	0
Other assets	3,461	4,077

Total assets	$555,491	$419,966

LIABILITIES
Deposits:
Non-interest bearing deposits	$70,440	$58,708
Interest bearing deposits	388,765	289,817

Total deposits	459,205	348,525
Borrowings	4,682	3,449
Federal Home Loan Bank Advances	22,108	1,108
Repurchase Agreements	12,500	12,500
Subordinated debentures	12,000	12,000
Accrued taxes, interest and other liabilities	3,389	1,502

Total liabilities	513,884	379,084

SHAREHOLDERS' EQUITY
Common stock - no par value
1,879,585 shares issued (1,880,485 in Dec. 2003)	32,735	32,769
Retained earnings	8,624	8,238
Accumulated other comprehensive income	248	(125)

Total shareholders' equity	41,607	40,882

Total Liabilities and Shareholders' Equity	$555,491	$419,966

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(000's omitted except per share data)	2004	2003

INTEREST INCOME
Interest and fees on loans	$4,264	$3,923
Interest and dividends on
securities:
Taxable	825	328
Tax-exempt	159	169
Interest on federal funds sold	9	26

Total interest income	5,257	4,446
INTEREST EXPENSE
Deposits	1,422	1,296
Borrowings	272	22

Total interest expense	1,694	1,318

NET INTEREST INCOME	3,563	3,128
Provision for loan losses	273	296

Net interest income after
Provision for loan losses	3,290	2,832
NONINTEREST INCOME
Service charges on deposit accounts	878	808
Gain on sale of mortgages	96	355
Trust income	158	112
Gain on sale of securities	0	12
Loss on sale of fixed assets	(2)	0
Other income and fees	481	288

Total noninterest income	1,611	1,575
NONINTEREST EXPENSE
Salaries and employee benefits	2,076	1,836
Occupancy	342	293
Furniture and equipment	413	359
Loan and collection	79	59
Advertising and promotional	108	89
Other operating expenses	777	667

Total noninterest expense	3,795	3,303

INCOME BEFORE TAXES	1,106	1,104
Applicable income taxes	284	283

NET INCOME	$822	$821

Per share:
Net income - basic	$0.44	$0.43

Net income - diluted	$0.44	$0.43

Cash Dividends declared	$0.23	$0.46

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended	Three Months Ended

(000's omitted)	March 31, 2004	March 31, 2003

COMMON STOCK
Balance, beginning of period	$32,769	$30,236
Issuance of shares under
Director stock purchase plan &
Dividend reinvestment program	82	97
Repurchase stock	(116)	(384)

Balance, end of period	32,735	29,949
RETAINED EARNINGS
Balance, beginning of period	8,238	9,395
Net income	822	821
Cash dividends declared	(436)	(792)

Balance, end of period	8,624	9,424
ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Balance, beginning of period	(125)	297
Change in unrealized gain (loss)
on securities, net of tax	373	(48)

Balance, end of period	248	249

TOTAL SHAREHOLDERS' EQUITY	$41,607	$39,622

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,

(000's omitted)	2004	2003

OPERATING ACTIVITIES:
Net income	$822	$821
Adjustments to reconcile net income to cash
Provided by Operating Activities:
Depreciation and amortization	256	243
Provision for loan losses	246	296
Amortization (accretion) on securities	170	273
Loans originated for sale	(6,042)	(20,226)
Proceeds from the sale of loans	6,289	21,559
Gain on sale of securities	0	12
Gain on sales of fixed assets	(2)	0
Gain on sales of loans	(96)	(355)
Net increase in bank owned life insurance	(52)	(53)
Net (increase) decrease in interest receivable & other assets	933	(1,205)
Net increase (decrease) in interest payable & other liabilities	328	655

Total Adjustments	2,030	1,175

Net Cash Provided By (Used In) Operating Activities	2,852	1,996

Cash Flows From Investing Activities:
Proceeds from maturities of securities - HTM	0	1,000
Proceeds from maturities of securities - AFS	315	1,500
Proceeds from calls of securities - HTM	0	0
Proceeds from calls of securities - AFS	23,495	3,993
Proceeds from sales of securities - AFS	0	1,026
Purchases of securities - HTM	(1,710)	0
Purchases of securities - AFS	(650)	(17,162)
Net increase in loans	(18,337)	(7,853)
Net cash from acquisition of WMFC	(10,011)	0
Capital expenditures	(174)	(120)

Net Cash Provided By (Used in) Investing Activities	(7,072)	(17,616)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	10,528	7,632
Net increase (decrease) in borrowings	(2,957)	(895)
Net increase (decrease) in repurchase agreements	0	0
Net proceeds from stock issuance and purchase	(34)	(287)
Cash dividends	(436)	(792)

Net Cash Provided By (Used In) Financing Activities	7,100	5,658
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	$2,880	$(9,962)
CASH AND CASH EQUIVALENTS - BEGINNING	$20,159	$30,562

CASH AND CASH EQUIVALENTS - ENDING	$23,039	$20,600

CASH PAID FOR:
INTEREST	$1,716	$1,301
INCOME TAXES	$0	$66

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(000's Omitted)	2004	2003
Net Income	$822	$821
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising
during period	373	(60)
Less: reclassification adjustment for
gains included in net income	0	12

Other comprehensive income (loss)	373	(48)

Comprehensive income	$1,195	$773

Fentura Financial, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of presentation

The consolidated financial statements at December 31, 2003 include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan and Davison State Bank in Davison, Michigan. The March 31, 2004 consolidated financial statements also include West Michigan Community Bank in Hudsonville, Michigan (collectively the Banks). As further discussed in Note 6, on March 15, 2004, the Corporation completed the acquisition of West Michigan Financial Corporation (WMFC) and its subsidiary, West Michigan Community Bank (WMCB). WMFC was merged with and into the Corporation on the date of the acquisition. WMCB remains a subsidiary of the Corporation. The acquisition was accounted for as a purchase and accordingly, these financial statements include the results of operations of WMFC and WMCB subsequent to March 15, 2004. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form — 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

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

All share and per share data has been adjusted for the 10% stock dividend paid on February 13, 2004.

Note 2. Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Basic Earnings Per Common Share:
Numerator
Net Income	$822,000	$821,000

Denominator
Weighted average common shares
Outstanding	1,881,563	1,891,516

Basic earnings per common share	$0.44	$0.43

Diluted Earnings Per Common Share:
Numerator
Net Income	$822,000	$821,000

Denominator
Weighted average common shares
Outstanding for basic earnings per
Common share	1,881,563	1,891,516

Add: Dilutive effects of assumed
Exercises of stock options	4,962	6,901

Weighted average common shares
And dilutive potential common
Shares outstanding	1,886,525	1,898,417

Diluted earnings per common share	$0.44	$0.43

Stock options for 19,671 shares of common stock for the three-month period ended March 31, 2004 and stock options for 6,311 shares of common stock for the three-month period ended March 31, 2003 were not considered in computing diluted earnings per common share because they were not dilutive.

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

The Employee Stock Option Plan grants options to eligible employees to purchase the Corporation’s common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 72,000 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan. Options covering 14,575 shares were granted under this Plan on June 26, 2003.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2002	25,044	$23.83
Options granted 2003	14,575	31.14
Options exercised 2003	(1,822)	17.58
Options forfeited 2003	(3,036)	23.96

Options outstanding at December 31, 2003	34,761	26.99
Options granted 2004	0	0.00

Options outstanding at March 31, 2004	34,761	$26.99

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

	Three Months Ended March 31,
	2004	2003
Net Income
As reported	$822	$821
Proforma	813	808

Basic net income per share
As reported	0.44	0.43
Proforma	0.43	0.42

Diluted net income per share
As reported	0.44	0.43
Proforma	0.43	0.42

Proforma net income includes compensation cost for the Corporation’s stock option plan based on the fair values of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2003 were as follows: an expected life of 6 years, a dividend yield of 3.6%, a risk free return of 2.78% and expected volatility of 24% resulting in a value of $5.97 per option.

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

Note 5. Securities

March 31, 2004 securities and year-end 2003 securities are as follows:

Available for Sale March 31, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Government & federal agency	$49,319	$301	$0
State and Municipal	8,990	109	0
Mortgage-backed	54,997	125	(165)
Corporate	1,009	7	0
Equity securities	1,045	0	0

Total	$115,360	$542	$(165)

December 31, 2003
U.S. Government & federal agency	$62,882	$243	$(38)
State and Municipal	6,791	83	(5)
Mortgage-backed	42,744	82	(571)
Corporate	1,021	16	0
Equity securities	395	0	0

Total	$113,833	$424	$(614)

Held to Maturity March 31, 2004	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

State & municipal	$13,875	$464	$(12)	$14,327

Mortgage-backed	30	$1	$0	$31

Total	$13,905	$465	$(12)	$14,358

December 31, 2003
State & municipal	$12,169	$364	$(14)	$12,519

Total	$12,169	$364	$(14)	$12,519

Note 6. Acquisition

On October 15, 2003, the Corporation announced the signing of a definitive agreement to acquire West Michigan Financial Corporation (“WMFC”), a commercial bank headquartered in Hudsonville, Michigan. The purpose of the acquisition was to continue to grow the Corporation’s asset base and establish a presence in the West Michigan market. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of WMFC in exchange for cash. The total cost of the transaction was $12.9 million. The Corporation closed the transaction on March 15, 2004.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment on a yearly basis. This analysis is still being finalized. Goodwill and other identifiable intangible assets are estimated to aggregate to $10 million. Management expects to complete their analysis during the second quarter of 2004.

In conjunction with the acquisition, the fair values of significant assets and liabilities assumed are as follows, stated in thousands of dollars:

Cash and cash equivalents	$15,926
Securities	26,787
Loans	98,237
Acquisition intangibles	9,997
Deposits	109,722
Other borrowings	31,774

The following table presents pro forma information stated in thousands of dollars for the three months ended March 31, 2004 and the year ended December 31, 2003 as if the acquisition of WMFC had occurred at the beginning of 2004 and 2003. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	2004	2003
Interest income	$6,648	$25,333
Interest expense	2,122	8,185

Net interest income	4,526	17,148
Provision for loan losses	310	2,464

Net interest income after provision	4,216	14,684
Noninterest income	1,876	8,739
Noninterest expense	4,788	18,905

Income before federal income tax	1,304	4,518
Federal income tax expense	346	1,131

Net income	$958	$3,387

Basic earnings per share	$0.51	$1.80
Diluted earnings per share	0.51	1.79

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

As indicated in the income statement, earnings for the three months ended March 31, 2004 were $822,000 compared to $821,000 for the same period in 2003. Earnings increased for the first quarter of 2004 due to higher net interest income and slightly higher noninterest income, which more than offset an increase in noninterest expense comparing year to year. Net interest income was higher due to significantly higher loan and security balances during the first quarter of 2004 compared with the same period in 2003. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.

As the acquisition of WMFC did not occur until March 15, 2004, the results of operations of that new subsidiary did not significantly impact the Corporation’s results for the first quarter of 2004.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2004 the Corporation’s return on average assets (annualized) was 0.73% compared to 0.97% for the same period in 2003. Net income per share — basic and diluted was $0.44 in the first three months of 2004 compared to $0.43 net income per share – basic and diluted for the same period in 2003.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2004 and 2003 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO 2003 INCREASE (DECREASE) DUE TO:

(000'S OMITTED)	VOL	YIELD/ RATE	TOTAL

TAXABLE SECURITIES	$397	$99	$496
TAX-EXEMPT SECURITIES	(8)	(6)	(14)
FEDERAL FUNDS SOLD	(16)	(1)	(17)
TOTAL LOANS	883	(499)	384
LOANS HELD FOR SALE	(39)	(8)	(47)

TOTAL EARNING ASSETS	1,217	(415)	802
INTEREST BEARING DEMAND DEPOSITS	48	63	111
SAVINGS DEPOSITS	121	34	155
TIME CD'S $100,000 AND OVER	(22)	(45)	(67)
OTHER TIME DEPOSITS	(27)	(46)	(73)
OTHER BORROWINGS	395	(145)	250

TOTAL INTEREST BEARING LIABILITIES	515	(139)	376

NET INTEREST INCOME	$702	($ 276)	$426

As indicated in Table 1, during the three months ended March 31, 2004, net interest income increased compared to the same period in 2003, principally because of the increase in securities interest income and the increase in loan interest income. Both loan and investment interest income increased due to higher balances during the first three months of 2004 compared to the same period in 2003. Interest expenses increased compared to the first quarter of 2003 due to the increase in deposit balances and an increase in borrowings for the Corporation.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2004 and 2003 are shown in Table 2. Net interest income for the three months ended March 31, 2004 was $3,671,000 an increase of $426,000, or 13.1%, over the same period in 2003. The primary factor contributing to the net interest income increase was the higher interest income due to an increase in loan and investment income resulting from higher balances carried in the first quarter of 2004 compared to the same period in 2003. Also, net interest income increased due to an increased volume at a lower spread and as a result the net interest margin declined during the quarter. Management’s actions to reprice loans and deposits to improve the margin and short-term rate stability contributed substantially to the improvement during the first three months of 2004 compared to the first three months of 2003.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the three months ended March 31, 2004, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.62% compared with 4.26% for the same period in 2003. This decline is attributable to the impact of an increase in volume at a lower spread, which helped increase net interest income but decreased the net interest margin. The Corporation’s net interest margin was also negatively impacted by the Federal Reserve reducing interest rates at the end of the second quarter in 2003 and by the Corporation’s investment of excess cash in lower yielding securities.

Average earning assets increased 31.9% or approximately $98,521,000 comparing the first three months of 2004 to the same time period in 2003. Loans, the highest yielding component of earning assets, represented 67.7% of earning assets in 2004 compared to 73.6% in 2003. Average interest bearing liabilities increased 34.7% or $88,802,000 comparing the first three months of 2004 to the same time period in 2003. Non-interest bearing deposits amounted to 15.0% of average earning assets in the first three months of 2004 compared with 14.9% in the same time period of 2003.

Management continually monitors the Corporation’s balance sheet to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2004, corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2

	THREE MONTHS ENDED MARCH 31,
	2004				2003
AVERAGE BALANCES AND RATES (000's omitted)(Annualized) ASSETS	AVERAGE BALANCE	INCOME/ EXPENSE		YIELD/ RATE	AVERAGE BALANCE	INCOME/ EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$104,944	$796		3.05%	$44,853	$287	2.60%
State and Political (1)	20,229	242		4.81%	21,074	256	4.93%
Other	1,821	28		6.18%	3,855	41	4.31%

Total Securities	126,994	1,066		3.38%	69,782	584	3.39%
Fed Funds Sold	3,449	9		1.05%	9,004	26	1.17%
Loans:
Commercial	192,396	2,943		6.15%	154,258	2,609	6.86%
Tax Free (1)	4,823	76		6.34%	5,501	88	6.49%
Real Estate-Mortgage	20,488	333		6.54%	12,555	216	6.98%
Consumer	58,364	925		6.37%	55,055	980	7.22%

Total loans	276,071	4,277		6.23%	227,369	3,893	6.94%
Allowance for Loan Losses	(3,706)	(3,247)
Net Loans	272,365	4,277		6.32%	224,122	3,893	7.04%

Loans Held for Sale	983	13		5.32%	2,821	60	8.63%

TOTAL EARNING ASSETS	$407,497	$5,365		5.30%	$308,976	$4,563	5.99%

Cash Due from Banks	19,984				17,765
All Other Assets	24,790				19,414

TOTAL ASSETS	$448,565				$342,908

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$74,171	206		1.12%	$49,653	95	0.78%
Savings Deposits	138,328	437		1.27%	97,504	282	1.17%
Time CD's $100,000 and Over	28,700	212		2.97%	32,127	279	3.52%
Other Time CD's	71,449	567		3.19%	74,830	640	3.47%

Total Deposits	312,618	1,422		1.83%	254,114	1,296	2.07%
Other Borrowings	31,970	272		3.42%	1,702	22	5.24%

INTEREST BEARING LIABILITIES	$344,648	$1,694		1.98%	$255,816	$1,318	2.09%

Non-Interest bearing - DDA	61,145				46,227
All Other Liabilities	1,337				1,024
Shareholders' Equity	41,465				39,841

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$448,565				$342,908

Net Interest Rate Spread				3.32%			3.90%

Net Interest Income /Margin			$3,671	3.62%		$3,245	4.26%

(1)     – Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. The Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of loan losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets.”

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 2004, the ALL was $4,812,000, or 1.31% of total loans. This compares with $3,414,000, or 1.35%, at December 31, 2003. The decrease of the ALL as a percentage of total loans reflects a small increase in the allowance for loan losses and a large increase in total loans. Management believes that the allowance to gross loans percentage is appropriate given identified risk in the loan portfolio based on asset quality.

Table 3 also summarizes loan losses and recoveries for the first three months of 2004 and 2003. During the first three months of 2004 the Corporation experienced net charge-offs of $34,000 or .01% of loans (annualized) compared with net charge-offs of $261,000 or .11% in the first three months of 2003. The provision for loan losses was $273,000 in the first three months of 2004 and $296,000 for the same time period in 2003. The provision was decreased primarily as a result of the higher quality of loans.

Table 3       ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(000's omitted)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Balance at Beginning of Period	$3,414	$3,184

Charge-Offs:
Commercial, Financial and Agriculture	(3)	(126)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(63)	(181)

Total Charge-Offs	(66)	(307)
Recoveries:
Commercial, Financial and Agriculture	4	11
Real Estate-Mortgage	0	0
Installment Loans to Individuals	28	35

Total Recoveries	32	46

Net Charge-Offs	(34)	(261)
Provision	273	296

Addition from WMCB acquisition	1,159	0

Balance at End of Period	$4,812	$3,219

Ratio of Net Charge-Offs to Gross Loans	0.01%	0.11%

NON-INTEREST INCOME

Non-interest income increased during the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to the increase in service charges on deposits, and an increase in other income and fees. Overall non-interest income was $1,611,000 for the three months ended March 31, 2004 compared to $1,575,000 for the same period in 2003. These figures represent an increase of 2.3%. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $878,000 in the first three months of 2004 compared to $808,000 for the same period of 2003. This represents an increase of 8.7%. Increases are attributable to service charges from growth in core deposits and the continued success of the overdraft privilege product.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $96,000 in the three months ended March 31, 2004 and $355,000 in the same period in 2003. In the first quarter of 2004 gain on the sale of mortgages decreased 73.0% over the same period in 2003. The decline resulted from the decline in residential mortgage refinance activity and lower new loan volumes due to the higher interest rates compared to the historically low market interest rates during the first quarter of 2003.

Trust income increased $46,000 (41.1%) in the first three months of 2004 compared to the same period in the prior year. The increase in fees is attributable to the increase in the average market value of assets under management and the addition of several new trust accounts within the Corporation’s Trust Department.

Gain on sale of securities decreased $12,000 in the first three months of 2004, due to the Banks not selling any securities in the first quarter of 2004. The Banks sold securities in the first quarter of 2003, which produced a gain of $12,000 this gain made up less than 1 percent of the 2003 first three months non–interest income.

Loss on sale of fixed assets decreased $2,000 in the first three months, due to the sale of equipment in of one of the Bank subsidiaries.

Other operating income increased $189,000 (65.6%) to $477,000 in the first three months of 2004 compared to $288,000 in the same time period in 2003. Other operating income increased due to the gain of $79,000 resulting from the surrender of insurance related to a terminated benefit plan, an insurance claim for damage to other real estate property in one of the Bank subsidiaries, increased cash surrender value of life insurance and the increase in debit and ATM income.

Non-Interest Expense

Total non-interest expense increased 14.9% to $3,795,000 in the three months ended March 31, 2004, compared with $3,303,000 in the same period of 2003. This increase was largely attributable to an increase in salaries and benefits expense and occupancy expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $2,076,000 in the first three months of 2004, compared with $1,836,000, or an increase of 13.1%, for the same time period in 2003 Increased costs were primarily a result of a modest salary increase for employees and an increase in employee benefit costs and modest staffing increases.

Occupancy expenses at $342,000 increased in the three months ended March 31, 2004 compared to the same period in 2003 by $49,000 or 16.7%. The increases were attributable to increases in facility repairs, an increase in rent due to the opening of the Grand Blanc executive office in November of 2003 and maintenance contracts expense.

During the three months ended March 31, 2004 furniture and equipment expenses were $413,000 compared to $359,000 for the same period in 2003, an increase of 15.0%. The increases in expenses were attributable to increases in equipment maintenance contracts and equipment depreciation.

Loan and collection expenses, at $79,000, were up $20,000 during the three months ended March 31, 2004 compared to the same time period in 2003. In the first quarter loan and collection expense increased 33.9% compared to the first quarter of 2003. The increase was primarily attributable to an increase in other loan expense relating to other real estate and increases in other loan costs.

Advertising expenses were $108,000 in the three months ended March 31, 2004, up 21.3% compared with $89,000 for the same period in 2003. The increases were primarily due to the increase in media, shareholder and promotional expenses.

Other operating expenses were $777,000 in the three months ended March 31, 2004 compared to $667,000 in the same time period in 2003, an increase of $110,000 or 16.5%. The increases were attributable to an increase in the amount of overdrawn deposit account charge-offs and an increase in other outside services and consulting expenses.

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

On March 15, 2004, the Corporation acquired WMFC, as more fully described in Note 6. This transaction significantly increased the Corporation’s consolidated assets and liabilities, as compared to year-end 2003.

The Corporation’s total assets were $555 million at March 31, 2004 compared to December 31, 2003 total assets of $420 million. Loans comprised 66.5% of total assets at March 31, 2004 compared to 60.3% at December 31, 2003. Loans grew $114.0 million for the Corporation with $95.7 million due to the acquisition of West Michigan Financial Corporation. The loans for the other two subsidiary banks grew $18.3 million with commercial loans and real estate- construction loans leading the advance, which together grew $18.7 million while other loan categories experienced small decreases. The ratio of non-interest bearing deposits to total deposits was 15.4% at March 31, 2004 compared to 16.8% at December 31, 2003. Interest bearing deposit liabilities totaled $386 million at March 31, 2004 compared to $290 million at December 31, 2003. Total deposits increased $107.7 million with non-interest bearing demand deposits increasing $11.7 million and interest bearing deposits increasing $96.0 million due to the acquisition of West Michigan Financial Corporation. Short-term borrowings increased $1,233,000 due to the acquisition of West Michigan Financial Corporation. The Corporation assumed a note payable to a financial institution drawn by WMFC and secured by all of the stock of WMCB. This note had a balance of $3.2 million at March 31, 2004, bears interest at prime rate less.75% and matures on March 31, 2010. The Corporation paid this note off in full as of April 15, 2004. FHLB advance balances increased $21.0 million during the period due to the acquisition of West Michigan Financial Corporation. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by bank securities. The repurchase agreements were leveraged against securities to increase net interest income.

Bank premises and equipment increased $4.8 million to $14.4 million at March 31, 2004 compared to $9.6 million at December 31, 2003. The increase was due to the acquisition of West Michigan Financial Corporation. The other bank subsidiaries’ fixed assets declined due to depreciation expense.

NON-PERFORMING ASSETS

Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 4 reflects the levels of these assets at March 31, 2004 and December 31, 2003.

Non-performing assets decreased at March 31, 2004 compared to December 31, 2003. This decrease was primarily due to a decrease in Other Real Estate and REO-in-Redemption, which decreased $134,000 in the first three months of 2004. One property comprised $599,000 of the decrease in the period. The majority of the properties are commercial and marketability is dependent on the real estate market. Non-performing loans increased slightly as compared to December 31, 2003 primarily due to the increase in non-accrual loans, which include one consumer loan that is $782,000 of the total. The Corporation provided $273,000 to the loan loss allowance in the first quarter.

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

Table 4
Non-Performing Assets and Past Due Loans

	March 31, 2004	December 31, 2003
Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$791	$47
Non-Accrual Loans	1,028	229
Renegotiated Loans	480	1,262

Total Non-Performing Loans	2,299	1,538

Other Non-Performing Assets:
Other Real Estate	407	1,081
REO in Redemption	0	184
Other Non-Performing Assets	42	79

Total Other Non-Performing Assets	449	1,344

Total Non-Performing Assets	$2,748	$2,882

Non-Performing Loans as a % of
Total Loans	0.62%	0.61%
Allowance for Loan Losses as a % of
Non-Performing Loans	209.31%	221.98%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.21%	0.02%
Non-performing Assets as a % of
Total Assets	0.50%	0.69%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in the first quarter of 2004. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

The following table discloses information on the maturity of the Corporation’s contractual long-term obligations (in thousands):

Table 5	Total	Less than 1 year	1 - 3 years	3-5 years	More than 5 years

Short-term borrowings	$4,682	$1,482	$0	$0	$3,200

FHLB Advances	22,108	12,000	4,000	5,000	1,108

Repurchase agreements	12,500	2,500	5,000	5,000	0

Subordinated debt	12,000	0	0	0	12,000

Operating leases	646	228	318	100	0

Total	$51,936	$16,210	$9,318	$10,100	$16,308

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $3.3 million due to the acquisition of West Michigan Financial Corporation, which added $24.5 million of securities. The other subsidiaries securities portfolios decreased $21.2 million since December 31, 2003 due to the calls of securities and the increase in loan demand. The Corporation has decided to invest the excess funds in the security or loan portfolio to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. As of March 31, 2004 federal funds sold represented less than 1 percent of total assets, which is about the same when compared to December 31, 2003. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

Interest rate risk is managed by controlling and limiting the level of earnings volatility arising from rate movements. The Corporation entered into a leverage strategy in the second quarter of 2003, which was purchasing securities funded by repurchase agreements. This strategy helped leverage more capital of the Corporation and limit volatility if interest rates dropped further. The Corporation regularly performs reviews and analysis of those factors impacting interest rate risk. Factors include maturity and re-pricing frequency of balance sheet components, impact of rate changes on interest margin and prepayment speeds, market value impacts of rate changes, and other issues. Both actual and projected performance are reviewed, analyzed, and compared to policy and objectives to assure present and future financial viability.

As indicated in the statement of cash flows, cash provided by financing activities was $7,100,000 in the first three months of 2004 due to the increase in deposits. Comparatively, in the first three months of 2003, cash provided in financing activities was $5,658,000 because of increases in deposits. Cash used in investing activities was $7,072,000 during the first three months of 2004. Cash flow used in investing activities decreased for the first three months of 2004 primarily because of the acquisition of West Michigan Financial Corporation and an increase in loan demand.

CAPITAL MANAGEMENT

Total shareholders’ equity increased 1.8% to $41,607,000 at March 31, 2004 compared with $40,882,000 at December 31, 2003. The Corporation’s equity to asset ratio was 7.5% at March 31, 2004 and 9.7% at December 31, 2003. The increase in the amount of capital resulted primarily from the net income from the Corporation, partially offset by dividends declared.

As indicated on the balance sheet at December 31, 2003 the Corporation had an accumulated other comprehensive loss of $125,000 compared to accumulated other comprehensive income at March 31, 2004 of $248,000. The increase from a loss position to an income position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

The Corporation issued trust preferred securities in the fourth quarter of 2003 to help fund the acquisition of West Michigan Financial Corporation. The Corporation acquired West Michigan Financial Corporation in Hudsonville, Michigan, on March 15, 2004, following approval by West Michigan Financial Corporation shareholders and receipt of regulatory approvals.

West Michigan Financial Corporation was a one-bank holding company for West Michigan Community Bank, which became the third affiliate bank owned by Fentura Financial, Inc.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at March 31, 2004 and at December 31, 2003, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

The FDIC has adopted a risk-based insurance premium system based in part on a bank’s capital adequacy. Under this system a depository institution is classified as well capitalized, adequately capitalized, or undercapitalized according to its regulatory capital levels. Subsequently, a financial institution’s premium levels are based on these classifications and its regulatory supervisory rating (the higher the classification the lower the premium). It is the Corporation’s goal to maintain capital levels sufficient to retain a designation of “well capitalized.”

Table 6

	Capital Ratios
	Regulatory Minimum	Fentura Financial, Inc.
	For "Well Capitalized"	March 31, 2004	December 31, 2003	March 31, 2003
Total Capital to risk
Weighted assets	10%	11.32%	18.00%	15.02%
Tier 1 Capital to risk
Weighted assets	6%	10.22%	16.90%	13.89%
Tier 1 Capital to average
Assets	5%	9.91%	14.00%	11.48%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 47 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2004, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2004 compared to 2003.

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

An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.”

Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2004, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7                GAP ANALYSIS MARCH 31, 2004

(000's Omitted)	Within Three Months	Three Months to One Year	One to Five Years	After Five Years	Total

Earning Assets:
Federal Funds Sold	$2,632	$0	$0	$0	$2,632
Securities	26,294	23,435	36,973	42,563	129,265
Loans	208,348	35,195	73,852	49,892	367,287
Loans Held for Sale	1,790	0	0	0	1,790
FHLB Stock	2,180	0	0	0	2,180

Total Earning Assets	$241,244	$58,630	$110,825	$92,455	$503,154

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$103,901	$0	$0	$0	$103,901
Savings Deposits	148,908	0	0	0	148,908
Time Deposits Less than $100,000	12,619	30,861	43,575	4,108	91,163
Time Deposits Greater than $100,000	14,932	11,805	14,202	765	41,704
Short term borrowings	4,682	0	0	0	4,682
Other Borrowings	10,015	2,000	7,045	3,048	22,108
Repurchase agreements	0	2,500	10,000	0	12,500
Subordinated debentures	12,000	0	0	0	12,000

Total Interest Bearing Liabilities	$307,057	$47,166	$74,822	$7,921	$436,966

Interest Rate Sensitivity GAP	($65,813)	$11,464	$36,003	$84,534	$66,188
Cumulative Interest Rate
Sensitivity GAP	($65,813)	($54,349)	($18,346)	$66,188
Interest Rate Sensitivity GAP	(0.79)	1.24	1.48	11.67
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.79)	(0.85)	(0.96)	1.15

As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is positive. Accordingly, if market interest rates increase, this positive gap position would have a short-term positive impact on interest margin. Conversely, if market rates continue to decline this should theoretically have a short-term negative impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at March 31, 2004 and the change in net interest margin for the three months ended March 31, 2004 compared to the same time period in 2003. At March 31, 2003 the Corporation was negatively gapped through one year and since that time interest rates have declined further, yet net interest margin decreased when the first three months of 2004 is compared to the same period in 2003. This occurred because certain deposit categories, specifically interest bearing demand and savings deposits, repriced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly impact net interest income.

FORWARD LOOKING STATEMENTS

This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

ITEM 4: CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)

Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings. — None

Item 2.     Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announce Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1, 2004	0	0		0	0
January 31, 2004	0	0		0	0
February 1, 2004	0	0		0	0
February 29, 2004	0	0		0	0
March 1, 2004	0	0		0	0
March 31, 2004	3,421	$33.8	5	3,421	0

Item 3.    Defaults Upon Senior Securities. — None

Item 4.    Submission of Matters to a Vote of Securities Holders.

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

Report on Form 8-K dated January 16, 2004, submitting press release announcing fourth quarter and full year 2003 operating results.

Report on Form 8-K dated March 15, 2004, announcing the completion of the acquisition of West Michigan Financial Corporation and filing a copy of the merger agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.

Dated: May 12, 2004	/s/ Donald L. Grill Donald L. Grill President & CEO

Dated: May 12, 2004	/s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Donald L. Grill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: May 12, 2004	/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

Exhibit 31.2

I, Douglas J. Kelley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: May 12, 2004	/s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer

Exhibit 32.1

I, Donald L. Grill, Chief Executive Officer of Fentura Financial Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)

the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: May 12, 2004	/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

Exhibit 32.2

I, Douglas J. Kelley, Chief Financial Officer of Fentura Financial, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)

the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: May 12, 2004	/s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer