Form 10-Q
period 2004-06-30
FENTURA FINANCIAL INC
filed 2004-08-13
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(810) 629-2263
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [__] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 1, 2004

Class — Common Stock             Shares Outstanding — 1,885,662

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Fentura Financial, Inc.
Consolidated Balance Sheets

(000's omitted Except share data)	JUN 30, 2004 (unaudited)	DEC 31, 2003

ASSETS
Cash and due from banks	$23,566	$16,509
Federal funds sold	5,300	3,650

Total cash & cash equivalents	28,866	20,159
Securities-available for sale	100,405	113,833
Securities-held to maturity, (fair value of $13,727
at June 30, 2004 and $12,519 at December 31, 2003)	13,661	12,169

Total securities	114,066	126,002
Loans held for sale	1,044	1,095
Loans:
Commercial	239,983	146,450
Real estate loans - mortgage	30,488	18,335
Real estate loans - construction	38,901	32,913
Consumer loans	73,081	55,547

Total loans	382,453	253,245
Less: Allowance for loan losses	(4,917)	(3,414)

Net loans	377,536	249,831
Bank Owned Life Insurance	6,748	6,458
Bank premises and equipment	14,238	9,606
Federal Home Loan Bank stock	2,204	854
Accrued interest receivable	2,211	1,884
Goodwill and other intangible assets	9,480	0
Other assets	3,508	4,077

Total assets	$559,901	$419,966

LIABILITIES
Deposits:
Non-interest bearing deposits	$74,196	$58,708
Interest bearing deposits	402,555	289,817

Total deposits	476,751	348,525
Borrowings	4,027	3,449
Federal Home Loan Bank Advances	12,091	1,108
Repurchase Agreements	12,500	12,500
Subordinated debentures	12,000	12,000
Accrued taxes, interest and other liabilities	2,232	1,502

Total liabilities	519,601	379,084

SHAREHOLDERS' EQUITY
Common stock - no par value
1,883,647 shares issued (1,880,485 in Dec. 2003)	32,875	32,769
Retained earnings	9,010	8,238
Accumulated other comprehensive loss	(1,585)	(125)

Total shareholders' equity	40,300	40,882

Total Liabilities and Shareholders' Equity	$559,901	$419,966

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted except per share data)	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$5,566	$3,978	$9,830	$7,902
Interest and dividends on
securities:
Taxable	751	331	1,575	659
Tax-exempt	183	172	343	341
Interest on federal funds sold	12	35	21	61

Total interest income	6,512	4,516	11,769	8,963

INTEREST EXPENSE
Deposits	1,792	1,293	3,214	2,589
Borrowings	290	28	562	50

Total interest expense	2,082	1,321	3,776	2,639

NET INTEREST INCOME	4,430	3,195	7,993	6,324
Provision for loan losses	363	668	636	964

Net interest income after
Provision for loan losses	4,067	2,527	7,357	5,360

NONINTEREST INCOME
Service charges on deposit accounts	973	934	1,852	1,742
Gain on sale of mortgages	145	434	242	788
Trust income	292	121	450	233
Gain (Loss) on sale of securities	0	19	0	31
Gain (Loss) on sale of fixed assets	0	201	(2)	201
Other income and fees	421	344	902	633

Total noninterest income	1,831	2,053	3,444	3,628

NONINTEREST EXPENSE
Salaries and employee benefits	2,581	1,762	4,657	3,598
Occupancy	426	269	769	561
Furniture and equipment	574	365	987	723
Loan and collection	105	84	184	143
Advertising and promotional	150	98	258	187
Other operating expenses	955	774	1,733	1,456

Total noninterest expense	4,791	3,352	8,588	6,668

INCOME BEFORE TAXES	1,107	1,228	2,213	2,320
Applicable income taxes	286	318	570	589

NET INCOME	$821	$910	$1,643	$1,731

Per share:
Net income - basic	$0.44	$0.48	$0.87	$0.92

Net income - diluted	$0.43	$0.48	$0.87	$0.92

Cash Dividends declared	$0.23	$0.21	$0.46	$0.63

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Six Months Ended	Six Months Ended

(000's omitted)	June 30, 2004	June 30, 2003

COMMON STOCK
Balance, beginning of period	$32,769	$30,236
Issuance of shares under
Director stock purchase plan &
Dividend reinvestment program	228	200
Repurchase stock	(122)	(657)

Balance, end of period	32,875	29,779

RETAINED EARNINGS
Balance, beginning of period	8,238	9,395
Net income	1,643	1,731
Cash dividends declared	(871)	(1,187)

Balance, end of period	9,010	9,939

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Balance, beginning of period	(125)	297
Change in unrealized gain (loss)
on securities, net of tax	(1,460)	101

Balance, end of period	(1,585)	398

TOTAL SHAREHOLDERS' EQUITY	$40,300	$40,116

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

(000's omitted)	2004	2003

OPERATING ACTIVITIES:

Net income	$1,643	$1,731
Adjustments to reconcile net income to cash
Provided by Operating Activities:
Depreciation and amortization	676	486
Provision for loan losses	636	964
Amortization (accretion) on securities	350	485
Loans originated for sale	(11,089)	(47,748)
Proceeds from the sale of loans	12,082	50,611
Gain on sale of securities	0	(31)
Gain on sales of fixed assets	2	0
Gain on sales of loans	(242)	(788)
Net increase in bank owned life insurance	(106)	(114)
Net (increase) decrease in interest receivable & other assets	1,056	(938)
Net increase (decrease) in interest payable & other liabilities	(964)	375

Total Adjustments	2,401	3,302

Net Cash Provided By (Used In) Operating Activities	4,044	5,033

Cash Flows From Investing Activities:

Proceeds from maturities of securities - HTM	1,063	1,803
Proceeds from maturities of securities - AFS	2,216	2,540
Proceeds from calls of securities - HTM	3	0
Proceeds from calls of securities - AFS	36,196	16,962
Proceeds from sales of securities - AFS	0	10,998
Purchases of securities - HTM	(2,536)	(1,030)
Purchases of securities - AFS	(650)	(56,133)
Net increase in loans	(31,764)	(10,338)
Net cash from acquisition of WMFC	2,080	0
Capital expenditures	(571)	(209)

Net Cash Provided By (Used in) Investing Activities	6,037	(35,407)

Cash Flows From Financing Activities:

Net increase (decrease) in deposits	18,398	43,362
Net increase (decrease) in borrowings	(19,007)	17
Net increase (decrease) in repurchase agreements	0	12,500
Net proceeds from stock issuance and purchase	106	(457)
Cash dividends	(871)	(1,187)

Net Cash Provided By (Used In) Financing Activities	(1,374)	54,235

NET INCREASE IN CASH AND CASH EQUIVALENTS	$8,707	$23,861

CASH AND CASH EQUIVALENTS - BEGINNING	$20,159	$30,562

CASH AND CASH EQUIVALENTS - ENDING	$28,866	$54,423

CASH PAID FOR:
INTEREST	$3,754	$2,650
INCOME TAXES	$180	$513
Noncash investing and financing activities:
Securities acquired (including FHLB)	$26,973
Loans acquired	97,277
Premises and equipment acquired	4,737
Acquisition intangibles recorded	9,578
Other assets acquired	900
Deposits assumed	109,828
Borrowings assumed	30,568
Other liabilities assumed	1,149
Value of common stock and converted stock options	8,220

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's omitted)	2004	2003	2004	2003
Net Income	$821	$910	$1,643	$1,731
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising
during period	(1,833)	149	(1,460)	132
Less: reclassification adjustment for
gains/losses included in net income	0	19	0	31

Other comprehensive income (loss)	(1,833)	130	(1,460)	101

Comprehensive income (loss)	($1,012)	$1,040	$183	$1,832

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of presentation

The consolidated financial statements at December 31, 2003 include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan and Davison State Bank in Davison, Michigan. The June 30, 2004 consolidated financial statements also include West Michigan Community Bank in Hudsonville, Michigan (collectively the Banks). As further discussed in Note 5, on March 15, 2004, the Corporation completed the acquisition of West Michigan Financial Corporation (WMFC) and its subsidiary, West Michigan Community Bank (WMCB). WMFC was merged with and into the Corporation on the date of the acquisition. WMCB remains a subsidiary of the Corporation. The acquisition was accounted for as a purchase and accordingly, these financial statements include the results of operations of WMFC and WMCB subsequent to March 15, 2004. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form — 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

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

Stock Option Plans

The Nonemployee Director Stock Option Plan provides for the grant of options to nonemployee directors to purchase the Corporation’s common stock on April 1 each year. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 6,720 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 67,200 shares in the aggregate may be outstanding at any one time.

The Employee Stock Option Plan provides for the grant of options to eligible employees to purchase the Corporation’s common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 72,000 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan. Options covering 14,575 shares were granted under this Plan on June 26, 2003.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price

Options outstanding at December 31, 2002	25,044	$23.83
Options granted 2003	14,575	31.14
Options exercised 2003	(1,822)	17.58
Options forfeited 2003	(3,036)	23.96

Options outstanding at December 31, 2003	34,761	26.99
Options granted 2004	0	0.00
Options forfeited 2004	(110)	34.25

Options outstanding at June 30, 2004	34,651	$26.99

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Income
As reported	$821	$910	$1,643	$1,731
Proforma	812	893	1,634	1,705

Basic net income
per share
As reported	0.44	0.48	0.87	0.92
Proforma	0.43	0.47	0.87	0.90

Diluted net income
per share
As reported	0.43	0.48	0.87	0.92
Proforma	0.43	0.47	0.87	0.90

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

Note 2. Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic Earnings Per Common Share:
Numerator
Net Income	$821,000	$910,000	$1,643,000	$1,731,000

Denominator
Weighted average common shares
Outstanding	1,882,390	1,883,872	1,881,992	1,887,673

Basic earnings per common share	$0.44	$0.48	$0.87	$0.92

Diluted Earnings Per Common Share:
Numerator
Net Income	$821,000	$910,000	$1,643,000	$1,731,000

Denominator
Weighted average common shares
Outstanding for basic earnings per
Common share	1,882,390	1,883,872	1,881,992	1,887,673

Add: Dilutive effects of assumed
Exercises of stock options	6,153	6,838	5,091	6,870

Weighted average common shares
And dilutive potential common
Shares outstanding	1,888,543	1,890,710	1,887,083	1,894,543

Diluted earnings per common share	$0.43	$0.48	$0.87	$0.92

Stock options for 5,096 shares and 19,561 shares of common stock for the three and six months period ended June 30, 2004 and stock options for 5,737 shares and 6,841 shares of common stock for the three and six month periods ended June 30, 2003 were not considered in computing diluted earnings per common share because they were not dilutive.

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

Note 4. Securities

June 30, 2004 securities and year-end 2003 securities are as follows:

Available for Sale June 30, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Government & federal agency	$42,588	$14	$(686)
State and Municipal	7,144	34	(29)
Mortgage-backed	49,628	60	(1,794)
Corporate	0	0	0
Equity securities	1,045	0	0

Total	$100,405	$108	$(2,509)

December 31, 2003
U.S. Government & federal agency	$62,882	$243	$(38)
State and Municipal	6,791	83	(5)
Mortgage-backed	42,744	82	(571)
Corporate	1,021	16	0
Equity securities	395	0	0

Total	$113,833	$424	$(614)

Held to Maturity June 30, 2004	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

State & municipal	$13,634	$209	$(145)	$13,698

Mortgage-backed	27	$2	$0	$29

Total	$13,661	$211	$(145)	$13,727

December 31, 2003
State & municipal	$12,169	$364	$(14)	$12,519

Total	$12,169	$364	$(14)	$12,519

Note 5. Acquisition

On October 15, 2003, the Corporation announced the signing of a definitive agreement to acquire West Michigan Financial Corporation (“WMFC”), a commercial bank headquartered in Hudsonville, Michigan. The purpose of the acquisition was to establish a presence in the West Michigan market resulting in a foundation to grow the Corporations asset base, primarily loans, in that market. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of WMFC in exchange for cash. The total cost of the transaction was $12.9 million. The Corporation closed the transaction on March 15, 2004.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment on a yearly basis. Identified intangible assets aggregate to $1.7 million and include a core deposit intangible and customer relationship value related to WMFC’s loan, deposit and wealth management customers. Goodwill aggregates to $7.9 million.

In conjunction with the acquisition, the fair values of significant assets and liabilities assumed are as follows, stated in thousands of dollars:

Cash and cash equivalents	$15,926
Securities	26,973
Loans	97,277
Acquisition intangibles	9,578
Deposits	109,828
Other borrowings	27,368

The following table presents pro forma information stated in thousands of dollars for the six months ended June 30, 2004 and the year ended December 31, 2003 as if the acquisition of WMFC had occurred at the beginning of 2004 and 2003. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	2004	2003

Interest income	$13,160	$25,333
Interest expense	4,204	8,185

Net interest income	8,956	17,148
Provision for loan losses	673	2,464

Net interest income after provision	8,283	14,684
Noninterest income	3,707	8,739
Noninterest expense	9,579	18,905

Income before federal income tax	2,411	4,518
Federal income tax expense	632	1,131

Net income	$1,779	$3,387

Basic earnings per share	$0.95	$1.80
Diluted earnings per share	0.94	1.79

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

As indicated in the income statement, earnings for the three months ended June 30, 2004 were $821,000 compared to $910,000 for the same period in 2003. Year to date earnings for the first six months of 2004 were $1,643,000 compared to $1,731,000 for the same period in 2003. Earnings decreased in the second quarter of 2004 due to lower noninterest income and higher noninterest expense. Net interest income was higher due to significantly higher loan and security balances during the first six months of 2004 compared with the same period in 2003. Also the Corporation completed the acquisition of West Michigan Financial Corporation (“WMFC”) on March 15, 2004. As a privately held entity, WMFC experienced operating losses in 2002 and 2003. The company operated profitably during the first quarter of 2004 prior to the acquisition by Fentura Financial. Carrying costs associated with the Trust Preferred Securities issued in connection with the acquisition, coupled with legal, accounting and consulting acquisition expenses more than offset the income contribution of West Michigan Community Bank since the date of acquisition. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.

Net income per share — basic and diluted was $0.87 in the first six months of 2004 compared to $0.92 net income per share – basic and diluted for the same period in 2003. Net income per share – basic was $0.44 and diluted was $0.43 in the second quarter of 2004 compared to $0.48 for net income – basic and diluted for the same period in 2003.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2004 and 2003 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO 2003 INCREASE (DECREASE) DUE TO:

(000'S OMITTED)	VOL	YIELD/RATE	TOTAL

TAXABLE SECURITIES	$802	$114	$916
TAX-EXEMPT SECURITIES	(47)	50	3
FEDERAL FUNDS SOLD	(36)	(4)	(40)

TOTAL LOANS	3,305	(1,278)	2,027
LOANS HELD FOR SALE	(88)	(19)	(107)

TOTAL EARNING ASSETS	3,936	(1,137)	2,799

INTEREST BEARING DEMAND DEPOSITS	191	146	337
SAVINGS DEPOSITS	180	120	300
TIME CD'S $100,000 AND OVER	16	(46)	(30)
OTHER TIME DEPOSITS	243	(225)	18
OTHER BORROWINGS	791	(279)	512

TOTAL INTEREST BEARING LIABILITIES	1,421	(284)	1,137

NET INTEREST INCOME	$2,515	($ 853)	$1,662

As indicated in Table 1, during the six months ended June 30, 2004, net interest income increased compared to the same period in 2003, principally because of the increase in securities interest income and the increase in loan interest income. Both loan and investment interest income increased due to higher balances during the first six months of 2004 compared to the same period in 2003. Interest expense increased compared to the first quarter of 2003 due to the increase in deposit balances and an increase in borrowings for the Corporation.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 2004 and 2003 are shown in Table 2. Actual net interest income for the six months ended June 30, 2004 was $7,993,000, an increase of $1,669,000, or 26.4%, over the same period in 2003. The primary factor contributing to the net interest income increase was the addition of West Michigan Community Bank, which increased net interest income $1,309,000. Higher interest income also resulted in part from an increase in loan and investment income resulting from higher balances carried at the Corporation’s other subsidiary banks during the first six months of 2004 compared to the same period in 2003. However, the increased volume was at a lower spread and as a result the net interest margin declined during the 2004 period.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the six months ended June 30, 2004, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.63% compared with 4.24% for the same period in 2003. This decline is attributable to the impact of an increase in volume at a lower spread, which helped increase net interest income but decreased the net interest margin. The Corporation’s net interest margin was also negatively impacted by the Federal Reserve reducing interest rates at the end of the second quarter in 2003 and by the Corporation’s investment of excess cash in lower yielding securities.

Average earning assets increased 45.9% or approximately $143,196,000, of which $72,760,000 was attributable to West Michigan Community Bank, comparing the first six months of 2004 to the same time period in 2003. Loans, the highest yielding component of earning assets, represented 71.3% of earning assets in 2004 compared to 73.5% in 2003. Average interest bearing liabilities increased 52.2% or $134,152,000, of which $62,766,000 was attributable to West Michigan Community Bank, comparing the first six months of 2004 to the same time period in 2003. Non-interest bearing deposits amounted to 16.1% of average earning assets in the first six months of 2004 compared with 15.4% in the same time period of 2003.

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

Table 2

	SIX MONTHS ENDED JUNE 30,
AVERAGE BALANCES AND RATES (000's omitted)(Annualized) ASSETS	AVERAGE BALANCE	2004 INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	2003 INCOME/ EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$104,752	$1,515	2.91%	$44,865	$587	2.64%
State and Political (1)	19,065	520	5.48%	21,034	517	4.95%
Other	1,729	60	6.98%	3,303	72	4.40%

Total Securities	125,546	2,095	3.36%	69,202	1,176	3.43%
Fed Funds Sold	4,316	21	0.98%	10,613	61	1.16%
Loans:
Commercial	227,535	6,797	6.01%	156,565	5,284	6.81%
Tax Free (1)	4,732	148	6.29%	5,370	174	6.54%
Real Estate-Mortgage	26,312	863	6.60%	13,299	449	6.81%
Consumer	65,776	2,052	6.27%	53,937	1,926	7.20%

Total loans	324,355	9,860	6.11%	229,171	7,833	6.89%
Allowance for Loan Losses	(4,302)	(3,251)
Net Loans	320,053	9,860	6.20%	225,920	7,833	6.99%

Loans Held for Sale	891	20	4.51%	2,926	127	8.75%

TOTAL EARNING ASSETS	$455,108	$11,996	5.30%	$311,912	$9,197	5.95%

Cash Due from Banks	21,682			17,609
All Other Assets	35,153			20,021

TOTAL ASSETS	$507,641			$346,291

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$97,619	523	1.08%	$48,246	186	0.78%
Savings Deposits	130,761	890	1.37%	100,520	590	1.18%
Time CD's $100,000 and Over	44,019	505	2.31%	31,710	535	3.40%
Other Time CD's	81,610	1,296	3.19%	74,244	1,278	3.47%

Total Deposits	354,009	3,214	1.83%	254,720	2,589	2.05%
Other Borrowings	37,073	562	3.05%	2,210	50	4.56%

INTEREST BEARING LIABILITIES	$391,082	$3,776	1.94%	$256,930	$2,639	2.07%

Non-Interest bearing - DDA	73,435			48,141
All Other Liabilities	1,445			1,046
Shareholders' Equity	41,679			40,174

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$507,641			$346,291

Net Interest Rate Spread			3.36%			3.87%

Net Interest Income/Margin		$8,220	3.63%		$6,558	4.24%

(1) – Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3

	THREE MONTHS ENDED JUNE 30,
AVERAGE BALANCES AND RATES (000's omitted)(Annualized) ASSETS	AVERAGE BALANCE	2004 INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	2003 INCOME/ EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$100,644	$719	2.87%	$44,912	$300	2.68%
State and Political (1)	21,428	277	5.23%	20,998	261	4.98%
Other	1,635	32	7.87%	2,758	31	4.51%

Total Securities	123,707	1,028	3.34%	68,668	592	3.46%
Fed Funds Sold	5,151	12	0.94%	12,211	35	1.15%
Loans:
Commercial	262,943	3,850	5.89%	158,847	2,675	6.75%
Tax Free (1)	4,641	74	6.41%	5,241	86	6.61%
Real Estate-Mortgage	32,042	531	6.67%	14,036	233	6.66%
Consumer	73,134	1,128	6.20%	53,532	945	7.08%

Total loans	372,760	5,583	6.02%	231,656	3,939	6.82%
Allowance for Loan Losses	(4,900)	(3,256)
Net Loans	367,860	5,583	6.10%	228,400	3,939	6.92%

Loans Held for Sale	628	8	5.12%	3,069	68	8.89%

TOTAL EARNING ASSETS	$502,246	$6,631	5.31%	$315,604	$4,634	5.89%

Cash Due from Banks	22,215			17,452
All Other Assets	34,512			19,886

TOTAL ASSETS	$554,073			$349,686

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$108,482	316	1.17%	$46,871	91	0.78%
Savings Deposits	149,351	451	1.21%	103,407	308	1.19%
Time CD's $100,000 and Over	44,427	293	2.65%	29,421	256	3.49%
Other Time CD's	93,210	732	3.16%	75,659	638	3.38%

Total Deposits	395,470	1,792	1.82%	255,358	1,293	2.03%
Other Borrowings	42,184	290	2.76%	2,726	28	4.12%

INTEREST BEARING LIABILITIES	$437,654	$2,082	1.91%	$258,084	$1,321	2.05%

Non-Interest bearing - DDA	72,292			50,032
All Other Liabilities	2,232			1,066
Shareholders' Equity	41,895			40,504

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY	$554,073			$349,686

Net Interest Rate Spread			3.40%			3.84%

Net Interest Income /Margin		$4,549	3.64%		$3,313	4.21%

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

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 2004, the ALL was $4,917,000, or 1.29% of total loans. This compares with $3,414,000, or 1.35%, at December 31, 2003. The decrease of the ALL as a percentage of total loans reflects a small increase in the allowance for loan losses and a large increase in total loans. Management believes that the allowance to gross loans percentage is appropriate given identified risk in the loan portfolio based on asset quality.

Table 4 also summarizes loan losses and recoveries for the first six months of 2004 and 2003. During the first six months of 2004 the Corporation experienced net charge-offs of $292,000 or .08% of loans (annualized) compared with net charge-offs of $1,083,000 or .46% in the first six months of 2003. The provision for loan losses was $636,000 in the first six months of 2004 and $964,000 for the same time period in 2003.

Table 4 ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(000's omitted)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Balance at Beginning of Period	$3,414	$3,184

Charge-Offs:
Commercial, Financial and Agriculture	(260)	(915)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(138)	(254)

Total Charge-Offs	(398)	(1,169)
Recoveries:
Commercial, Financial and Agriculture	26	27
Real Estate-Mortgage	0	0
Installment Loans to Individuals	80	59

Total Recoveries	106	86

Net Charge-Offs	(292)	(1,083)
Provision	636	964

Addition from WMCB acquisition	1,159	0

Balance at End of Period	$4,917	$3,065

Ratio of Net Charge-Offs to Gross Loans	0.08%	0.46%

NON-INTEREST INCOME

Non-interest income decreased during the six months ended June 30, 2004 as compared to the same period in 2003, primarily due to the decrease in gain on sale of mortgages and gains taken on securities and fixed assets in 2003. Overall non-interest income was $3,444,000 for the six months ended June 30, 2004 compared to $3,628,000 for the same period in 2003. These figures represent a decrease of 5.1%. Non-interest income declined 10.8% in the second quarter of 2004 compared to the same period in 2003. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,852,000 in the first six months of 2004 compared to $1,742,000 for the same period of 2003. This represents an increase of 6.3%. In the second quarter of 2004 services charges increased 4.2% over the same period in 2003. Increases are attributable to service charges from growth in core deposits, the continued success of the overdraft privilege product and a full quarter of service charges from West Michigan Community Bank of $76,000.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $242,000 in the six months ended June 30, 2004 and $788,000 in the same period in 2003. In the second quarter of 2004 gain on the sale of mortgages decreased 66.6% over the same period in 2003. The decline resulted from the decline in residential mortgage refinance activity and lower new loan volumes due to the higher interest rates compared to the historically low market interest rates during the first six months of 2003. The addition of West Michigan Community Bank did not materially affect the decline in gain on sale of mortgage loans.

Trust income increased $217,000 (93.1%) in the first six months of 2004 compared to the same period in the prior year. In the second quarter of 2004 trust fees increased $171,000 compared with the same period in 2003. The increase in fees is attributable to the increase in the average market value of assets under management, the addition of several new trust accounts within the Corporation’s Trust Department and a full quarter of trust income from West Michigan Community Bank of $142,000.

Gain on sale of securities decreased $31,000 in the first six months of 2004, due to the Banks not selling any securities in the first six months of 2004. The Banks sold securities in the first six months of 2003, which produced a gain of $31,000; this gain made up less than 1 percent of the 2003 first six months non–interest income.

A loss on sale of fixed assets of $2,000 was recorded in the first six months of 2004, due to the sale of equipment in one of the Bank subsidiaries. The Corporation had a gain of $201,000 in the first six months of 2003 due to the sale of a branch location in one of the Bank subsidiaries.

Other operating income increased $269,000 (42.5%) to $902,000 in the first six months of 2004 compared to $633,000 in the same time period in 2003. In the second quarter of 2004 other operating income increased 23.4% over the same period in 2003. Other operating income increased due to the gain of $79,000 resulting from the surrender of insurance related to a terminated benefit plan, an insurance claim for damage to other real estate property in one of the Bank subsidiaries, increased cash surrender value of life insurance, an the increase in debit and ATM income and West Michigan Community Bank other operating income of $52,000.

Non-Interest Expense

Total non-interest expense increased 28.8% to $8,588,000 in the six months ended June 30, 2004, compared with $6,668,000 in the same period of 2003. In the second quarter of 2004 total non-interest expenses were $4,791,000 compared to $3,352,000 in the same quarter of 2003. This increase was largely attributable to an increase in salaries and benefits expense, occupancy expenses and other operating expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $4,657,000 in the first six months of 2004, compared with $3,598,000, or an increase of 29.4%, for the same time period in 2003 In the second quarter of 2004 salary and benefit costs were $2,581,000 compared with $1,762,000, or an increase of 46.5% for the same quarter in 2003. Increased costs were primarily a result of the addition of a full quarter of salaries for West Michigan Community Bank totaling $688,000. A modest salary increase for employees and an increase in employee benefit costs and modest staffing increases also affected salary and benefit costs in both quarters.

Occupancy expenses at $769,000 increased in the six months ended June 30, 2004 compared to the same period in 2003 by $208,000 or 37.1%. Occupancy expenses increased 58.4% in the second quarter of 2004 compared to 2003. The increases were attributable to increases in facility repairs, an increase in rent due to the opening of the Grand Blanc executive office in November of 2003, maintenance contracts expense and a full quarter of occupancy expenses for West Michigan Community Bank, which totaled $93,000.

During the six months ended June 30, 2004 furniture and equipment expenses were $987,000 compared to $723,000 for the same period in 2003, an increase of 36.5%. In the second quarter of 2004 furniture and equipment expenses increased 57.3% from the second quarter of 2003. The increases in expenses were attributable to increases in equipment maintenance contracts, equipment depreciation and a full quarter of furniture and equipment expenses for West Michigan Community Bank, which totaled $151,000.

Loan and collection expenses, at $184,000, were up $41,000 during the six months ended June 30, 2004 compared to the same time period in 2003. In the second quarter loan and collection expense increased 25.0% compared to the second quarter of 2003. The increase was primarily attributable to the addition of West Michigan Community Bank for the full second quarter of 2004 which increased loan and collection expense by a total of $38,000.

Advertising expenses were $258,000 in the six months ended June 30, 2004, up 38.0% compared with $187,000 for the same period in 2003. Advertising expenses increased 53.1% in the second quarter of 2004 compared to the same quarter in 2003. The increases were primarily due to the addition of West Michigan Community Bank to the Fentura Financial family which increased the advertising expense by $55,000.

Other operating expenses were $1,733,000 in the six months ended June 30, 2004 compared to $1,456,000 in the same time period in 2003, an increase of $277,000 or 19.0%. Other operating expenses were $955,000 in the second quarter of 2004 compared to $774,000 in the same period of 2003. The increases were primarily attributable to the costs for the full quarter of West Michigan Community Bank expenses, which totaled $222,000, the majority of which were for outside services and consulting.

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

On March 15, 2004, the Corporation acquired WMFC, as more fully described in Note 5. This transaction significantly increased the Corporation’s consolidated assets and liabilities, as compared to year-end 2003.

The Corporation’s total assets were $560 million at June 30, 2004 compared to December 31, 2003 total assets of $420 million. Loans comprised 68.3% of total assets at June 30, 2004 compared to 60.3% at December 31, 2003. Loans grew $129.2 million for the Corporation with $97.3 million due to the acquisition of West Michigan Financial Corporation. The loans for the other two subsidiary banks grew $33.5 million with commercial loans and real estate- construction loans leading the advance. The ratio of non-interest bearing deposits to total deposits was 15.6% at June 30, 2004 compared to 16.8% at December 31, 2003. Interest bearing deposit liabilities totaled $403 million at June 30, 2004 compared to $290 million at December 31, 2003. Total deposits increased $112.7 million with non-interest bearing demand deposits increasing $15.5 million and interest bearing deposits increasing $96.0 million due to the acquisition of West Michigan Financial Corporation. Short-term borrowings increased $578,000 due to the acquisition of West Michigan Financial Corporation. FHLB advance balances increased $11.0 million during the period due to the acquisition of West Michigan Financial Corporation. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by bank securities. The repurchase agreements were leveraged against securities to increase net interest income.

Bank premises and equipment increased $4.6 million to $14.2 million at June 30, 2004 compared to $9.6 million at December 31, 2003. The increase was due to the acquisition of West Michigan Financial Corporation. The other bank subsidiaries’ fixed assets declined due to depreciation expense.

NON-PERFORMING ASSETS

Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 5 reflects the levels of these assets at June 30, 2004 and December 31, 2003.

Non-performing assets increased at June 30, 2004 compared to December 31, 2003. The level of non-performing loans increased as compared to December 31, 2003 primarily due to the increase in non-accrual loans. Non-accrual loans include one $1,004,000 real estate secured commercial loan. Renegotiated loans were reduced significantly due to reclassification of a real estate secured loan to REO-in-Redemption.

Other non-performing assets decreased, primarily due to a significant decrease in Other Real Estate due to the sale of several properties in the first six months of 2004. REO-in-Redemption increased $614,000 primarily due to the reclassification of a single-family residential loan from the renegotiated category. The Corporation provided $636,000 to the loan loss allowance in the first six months of 2004.

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

Table 5
Non-Performing Assets and Past Due Loans

	June 30, 2004	December 31, 2003

Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$288	$47
Non-Accrual Loans	1,353	229
Renegotiated Loans	477	1,262

Total Non-Performing Loans	2,118	1,538

Other Non-Performing Assets:
Other Real Estate	356	1,081
REO in Redemption	798	184
Other Non-Performing Assets	9	79

Total Other Non-Performing Assets	1,163	1,344

Total Non-Performing Assets	$3,281	$2,882

Non-Performing Loans as a % of
Total Loans	0.55%	0.61%
Allowance for Loan Losses as a % of
Non-Performing Loans	232.15%	221.98%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.08%	0.20%
Non-performing Assets as a % of
Total Assets	0.59%	0.69%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in the first half of 2004. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

The following table discloses information on the maturity of the Corporation’s contractual long-term obligations (in thousands):

Table 6	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Short-term borrowings	$4,027	$4,027	$0	$0	$0

FHLB Advances	12,091	2,000	4,000	5,000	1,091

Repurchase agreements	12,500	7,500	0	5,000	0

Subordinated debt	12,000	0	0	0	12,000

Operating leases	699	279	244	176	0

Total	$41,317	$13,806	$4,244	$10,176	$13,091

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $11.9 million due to the higher loan demand in the bank subsidiaries. The Corporation has decided to invest the excess funds in the security or loan portfolio to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. As of June 30, 2004 federal funds sold represented less than 1 percent of total assets, which is about the same when compared to December 31, 2003. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

CAPITAL MANAGEMENT

Total shareholders’ equity decreased 1.4% to $40,299,000 at June 30, 2004 compared with $40,882,000 at December 31, 2003. The Corporation’s equity to asset ratio was 7.2% at June 30, 2004 and 9.7% at December 31, 2003. The decrease in the amount of capital resulted primarily from the increase in the unrealized loss position of the security portfolio that is recognized in the equity section of the balance sheet.

As indicated on the balance sheet at December 31, 2003 the Corporation had an accumulated other comprehensive loss of $125,000 compared to an accumulated other comprehensive loss at June 30, 2004 of $1,585,000. The decline to a further loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

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

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 7, at June 30, 2004 and at December 31, 2003, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 7

	Capital Ratios
	Regulatory Minimum		Fentura Financial, Inc.
	For "Well Capitalized"	June 30, 2004	December 31, 2003	June 30, 2003
Total Capital to risk
Weighted assets	10%	10.98%	18.00%	14.53%
Tier 1 Capital to risk	6%	9.90%	16.90%	13.49%
Weighted assets
Tier 1 Capital to average
Assets	5%	8.10%	14.00%	11.47%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 47 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2004, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2004 compared to 2003.

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

Table 8 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2004, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 8 GAP ANALYSIS JUNE 30, 2004

(000's Omitted)	Within Three Months	Three Months to One Year	One to Five Years	After Five Years	Total

Earning Assets:
Federal Funds Sold	$5,300	$0	$0	$0	$5,300
Securities	24,307	16,612	39,568	33,579	114,066
Loans	226,246	29,728	78,958	47,521	382,453
Loans Held for Sale	1,044	0	0	0	1,044
FHLB Stock	2,204	0	0	0	2,204

Total Earning Assets	$259,101	$46,340	$118,526	$81,100	$505,067

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$113,700	$0	$0	$0	$113,700
Savings Deposits	148,328	0	0	0	148,328
Time Deposits Less than $100,000	21,234	29,763	23,369	16,572	90,938
Time Deposits Greater than $100,000	13,130	11,448	17,568	7,443	49,589
Short term borrowings	4,027	0	0	0	4,027
Other Borrowings	1,000	1,000	7,000	3,091	12,091
Repurchase agreements	2,500	5,000	5,000	0	12,500
Subordinated debentures	12,000	0	0	0	12,000

Total Interest Bearing Liabilities	$315,919	$47,211	$52,937	$27,106	$443,173

Interest Rate Sensitivity GAP	($ 56,818)	($ 871)	$65,589	$53,994	$61,894
Cumulative Interest Rate
Sensitivity GAP	($ 56,818)	($57,689)	$7,900	$61,894
Interest Rate Sensitivity GAP Ratio	(0.82)	(0.98)	2.24	2.99
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.82)	(0.84)	1.02	1.14

As indicated in Table 8, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short-term negative impact on interest margin. Conversely, if market rates continue to decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at June 30, 2004 and the change in net interest margin for the six months ended June 30, 2004 compared to the same time period in 2003. At June 30, 2003 the Corporation was negatively gapped through one year and since that time interest rates have declined further, yet net interest margin decreased when the first six months of 2004 is compared to the same period in 2003. This occurred because certain deposit categories, specifically interest bearing demand and savings deposits, repriced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly impact net interest income.

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

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. — None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan

April 1, 2004	0	0	0	0
April 30, 2004	0	0	0	0
May 1, 2004	0	0	0	0
May 31, 2004*	200	$32.35	200	63
June 1, 2004	0	0	0	0
June 30, 2004	0	0	0	0

*  Shares were repurchased under a Stock Repurchase Plan to repurchase up to 50,000 shares. The Plan was publicly announced in February 2002.

Item 3.	Defaults Upon Senior Securities. — None

Item 4.	Submission of Matters to a Vote of Securities Holders.

The annual meeting of shareholders of the Registrant was held on April 27, 2004. The shareholders voted on the following matter at the meeting:

(a)	Election of two directors for terms expiring at the 2007 annual meeting:

Director Nominee	For	Withhold	Abstain
J. David Karr	1,561,372.83	869.78	0
Thomas P. McKenney	1,538,543.47	23,699.14	0
Brian P. Petty	1,538,631.47	23,611.14	0

Item 5.	Other Information. - The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the Registrant's independent accountants during the period covered by this report.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K

Report on Form 8-K dated April 1, 2004 submitting a press release announcing a quarterly dividend.

Report on Form 8-K/A filed May 7, 2004 amending a Form 8-K dated March 15, 2004 and filing financial and pro forma financial information concerning an acquired business, West Michigan Financial Corporation.

Report on Form 8-K dated June 30, 2004 submitting a press release announcing a quarterly dividend.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 12, 2004 —————————————— Date August 12, 2004 ——————————————	Fentura Financial, Inc. By: /s/ Donald L. Grill —————————————— Donald L. Grill President & CEO By: /s/ Douglas J. Kelley —————————————— Douglas J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Donald L. Grill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated: August 12, 2004

/s/ Donald L. Grill —————————————— Donald L. Grill President and Chief Executive Officer

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

Dated: August 12, 2004

/s/ Douglas J. Kelley —————————————— Douglas J. Kelley Chief Financial Officer

Exhibit 32.1

I, Donald L. Grill, Chief Executive Officer of Fentura Financial Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: August 12, 2004

/s/ Donald L. Grill —————————————— Donald L. Grill President and Chief Executive Officer

Exhibit 32.2

I, Douglas J. Kelley, Chief Financial Officer of Fentura Financial, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: August 12, 2004

/s/ Douglas J. Kelley —————————————— Douglas J. Kelley Chief Financial Officer