Form 10-Q
period 2004-09-30
FENTURA FINANCIAL INC
filed 2004-11-12
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X] No [__]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 1, 2004

Class — Common Stock Shares Outstanding — 1,888,488

Fentura Financial Inc.

Index to Form 10-Q

Part I - Financial Information

         Item 1 - Consolidated Financial Statements (Unaudited)

         Item 2 - Management's Discussion and Analysis of
                        Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         Item 4 - Controls and Procedures

Part II - Other Information

         Item 1 - Legal Proceedings

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3 - Defaults Upon Senior Securities

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 5 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K

Signatures

Exhibit Index	Page 3 12 22 24 25 25 25 25 25 25 25 26 27

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Fentura Financial, Inc. Consolidated Balance Sheets

(000's omitted Except share data)	SEPT 30, 2004 (unaudited)	DEC 31, 2003

ASSETS
Cash and due from banks	$23,842	$16,509
Federal funds sold	17,500	3,650

Total cash & cash equivalents	41,342	20,159
Securities-available for sale	106,085	113,833
Securities-held to maturity, (fair value of $18,856
at Sept. 30, 2004 and $12,519 at December 31, 2003)	18,583	12,169

Total securities	124,668	126,002
Loans held for sale	497	1,095
Loans:
Commercial	235,493	146,450
Real estate loans - mortgage	28,586	18,335
Real estate loans - construction	55,989	32,913
Consumer loans	74,489	55,547

Total loans	394,557	253,245
Less: Allowance for loan losses	(5,173)	(3,414)

Net loans	389,384	249,831
Bank Owned Life Insurance	6,787	6,458
Bank premises and equipment	14,034	9,606
Federal Home Loan Bank stock	2,219	854
Accrued interest receivable	2,271	1,884
Goodwill and other intangible assets	9,383	0
Other assets	3,289	4,077

Total assets	$593,874	$419,966

LIABILITIES
Deposits:
Non-interest bearing deposits	$83,264	$58,708
Interest bearing deposits	421,793	289,817

Total deposits	505,057	348,525
Borrowings	2,762	3,449
Federal Home Loan Bank Advances	19,091	1,108
Repurchase Agreements	10,000	12,500
Subordinated debentures	12,000	12,000
Accrued taxes, interest and other liabilities	2,944	1,502

Total liabilities	551,854	379,084

SHAREHOLDERS' EQUITY
Common stock - no par value
1,885,662 shares issued (1,880,485 in Dec. 2003)	32,962	32,769
Retained earnings	9,431	8,238
Accumulated other comprehensive loss	(373)	(125)

Total shareholders' equity	42,020	40,882

Total Liabilities and Shareholders' Equity	$593,874	$419,966

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's omitted except per share data)	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$5,969	$3,925	$15,799	$11,827
Interest and dividends on
securities:
Taxable	699	587	2,274	1,247
Tax-exempt	188	175	531	515
Interest on federal funds sold	50	86	71	147

Total interest income	6,906	4,773	18,675	13,736

INTEREST EXPENSE
Deposits	1,896	1,368	5,110	3,957
Borrowings	331	81	893	131

Total interest expense	2,227	1,449	6,003	4,088

NET INTEREST INCOME	4,679	3,324	12,672	9,648
Provision for loan losses	383	122	1,019	1,086

Net interest income after
Provision for loan losses	4,296	3,202	11,653	8,562

NONINTEREST INCOME
Service charges on deposit accounts	975	964	2,847	2,706
Gain on sale of mortgages	124	373	365	1,161
Trust income	254	140	703	373
Gain (Loss) on sale of securities	0	0	0	31
Gain (Loss) on sale of fixed assets	0	0	(2)	201
Other income and fees	344	330	1,226	963

Total noninterest income	1,697	1,807	5,139	5,435

NONINTEREST EXPENSE
Salaries and employee benefits	2,675	1,818	7,332	5,416
Occupancy	425	275	1,193	836
Furniture and equipment	572	365	1,559	1,088
Loan and collection	56	70	240	213
Advertising and promotional	128	83	386	270
Other operating expenses	969	814	2,702	2,270

Total noninterest expense	4,825	3,425	13,412	10,093

INCOME BEFORE TAXES	1,168	1,584	3,380	3,904
Applicable income taxes	312	417	882	1,006

NET INCOME	$856	$1,167	$2,498	$2,898

Per share:
Net income - basic	$0.45	$0.62	$1.33	$1.54

Net income - diluted	$0.45	$0.62	$1.32	$1.53

Cash Dividends declared	$0.23	$0.21	$0.69	$0.84

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended	Nine Months Ended

(000's omitted)	September 30, 2004	September 30, 2003

COMMON STOCK
Balance, beginning of period	$32,769	$30,236
Issuance of shares under
Director stock purchase plan &
Dividend reinvestment program	315	308
Repurchase stock	(122)	(873)

Balance, end of period	32,962	29,671

RETAINED EARNINGS
Balance, beginning of period	8,238	9,395
Net income	2,498	2,898
Cash dividends declared	(1,305)	(1,582)

Balance, end of period	9,431	10,711

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Balance, beginning of period	(125)	297
Change in unrealized gain (loss)
on securities, net of tax	(248)	(241)

Balance, end of period	(373)	56

TOTAL SHAREHOLDERS' EQUITY	$42,020	$40,438

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

(000's omitted)	2004	2003

OPERATING ACTIVITIES:

Net income	$2,498	$2,898
Adjustments to reconcile net income to cash
Provided by Operating Activities:
Depreciation and amortization	1,050	744
Provision for loan losses	1,019	1,086
Amortization (accretion) on securities	461	625
Loans originated for sale	(23,544)	(66,092)
Proceeds from the sale of loans	25,208	70,588
Gain on sale of securities	0	(31)
Gain on sales of fixed assets	2	(201)
Gain on sales of loans	(366)	(1,161)
Net increase in bank owned life insurance	(145)	(170)
Net (increase) decrease in interest receivable &
other assets	1,691	(1,183)
Net increase (decrease) in interest payable &
other liabilities	(172)	96

Total Adjustments	5,204	4,301

Net Cash Provided By (Used In) Operating Activities	7,702	7,199

Cash Flows From Investing Activities:

Proceeds from maturities of securities - HTM	3,565	5,788
Proceeds from maturities of securities - AFS	2,626	6,027
Proceeds from calls of securities - HTM	3	613
Proceeds from calls of securities - AFS	45,840	19,400
Proceeds from sales of securities - AFS	0	10,998
Purchases of securities - HTM	(9,966)	(4,366)
Purchases of securities - AFS	(15,751)	(100,685)
Net increase in loans	(43,995)	(13,016)
Net cash from acquisition of WMFC	2,080	0
Capital expenditures	(743)	(60)

Net Cash Provided By (Used in) Investing Activities	(16,341)	(75,301)

Cash Flows From Financing Activities:

Net increase (decrease) in deposits	46,706	71,525
Net increase (decrease) in borrowings	(13,272)	(99)
Net increase (decrease) in repurchase agreements	(2,500)	12,500
Net proceeds from stock issuance and purchase	193	(565)
Cash dividends	(1,305)	(1,582)

Net Cash Provided By (Used In) Financing Activities	29,822	81,779

NET INCREASE IN CASH AND CASH EQUIVALENTS	$21,183	$13,677

CASH AND CASH EQUIVALENTS - BEGINNING	$20,159	$30,562

CASH AND CASH EQUIVALENTS - ENDING	$41,342	$44,239

CASH PAID FOR:
INTEREST	$5,511	$4,021
INCOME TAXES	$430	$688
Noncash investing and financing activities:
Securities acquired (including FHLB)	$26,973
Loans acquired	97,277
Premises and equipment acquired	4,737
Acquisition intangibles recorded	9,578
Other assets acquired	900
Deposits assumed	109,828
Borrowings assumed	30,568
Other liabilities assumed	1,149
Equity Value	8,220

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

(000's Omitted)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$856	$1,167	$2,498	$2,898
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising
during period	1,212	(342)	(248)	(272)
Less: reclassification adjustment for
gains/losses included in net income	0	0	0	31

Other comprehensive income (loss)	1,212	(342)	(248)	(241)

Comprehensive income (loss)	$2,068	$825	$2,250	$2,657

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of presentation

The consolidated financial statements at December 31, 2003 include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan and Davison State Bank in Davison, Michigan. The September 30, 2004 consolidated financial statements also include West Michigan Community Bank in Hudsonville, Michigan (collectively the Banks). As further discussed in Note 5, on March 15, 2004, the Corporation completed the acquisition of West Michigan Financial Corporation (WMFC) and its subsidiary, West Michigan Community Bank (WMCB). WMFC was merged with and into the Corporation on the date of the acquisition. WMCB remains a subsidiary of the Corporation. The acquisition was accounted for as a purchase and accordingly, these financial statements include the results of operations of WMFC and WMCB subsequent to March 15, 2004. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form — 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

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

Stock Option Plans

The Nonemployee Director Stock Option Plan provides for the grant of options to nonemployee directors to purchase the Corporation’s common stock on April 1 each year. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 7,392 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,920 shares in the aggregate may be outstanding at any one time.

The Employee Stock Option Plan provides for the grant of options to eligible employees to purchase the Corporation’s common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 79,200 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan. Options covering 14,575 shares were granted under this Plan on June 26, 2003.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price

Options outstanding at December 31, 2002	25,044	$23.83
Options granted 2003	14,575	31.14
Options exercised 2003	(1,822)	17.58
Options forfeited 2003	(3,036)	23.96

Options outstanding at December 31, 2003	34,761	26.99
Options granted 2004	0	0.00
Options forfeited 2004	(110)	34.25

Options outstanding at September 30, 2004	34,651	$26.99

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Income
As reported	$856	$1,167	$2,498	$2,898
Proforma	850	1,150	2,480	2,862

Basic net income per
share
As reported	0.45	0.62	1.33	1.54
Proforma	0.45	0.61	1.32	1.52

Diluted net income per
share
As reported	0.45	0.62	1.32	1.53
Proforma	0.45	0.61	1.31	1.50

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

Note 2. Earnings per common share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Basic Earnings Per Common Share:
Numerator
Net Income	$856,000	$1,167,000	$2,498,000	$2,898,000

Denominator
Weighted average common shares
Outstanding	1,885,114	1,877,550	1,883,040	1,884,262

Basic earnings per common share	$0.45	$0.62	$1.33	$1.54

Diluted Earnings Per Common Share:
Numerator
Net Income	$856,000	$1,167,000	$2,498,000	$2,898,000

Denominator
Weighted average common shares
Outstanding for basic earnings per
Common share	1,885,114	1,877,550	1,883,040	1,884,262

Add: Dilutive effects of assumed
Exercises of stock options	12,582	6,709	9,329	6,817

Weighted average common shares
And dilutive potential common
Shares outstanding	1,897,696	1,884,259	1,892,369	1,891,079

Diluted earnings per common share	$0.45	$0.62	$1.32	$1.53

Stock options for 264 shares and 5,096 shares of common stock for the three and nine month periods ended September 30, 2004 and stock options for 20,886 shares and 6,311 shares of common stock for the three and nine month periods ended September 30, 2003 were not considered in computing diluted earnings per common share because they were not dilutive.

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

Note 4. Securities

September 30, 2004 securities and year-end 2003 securities are as follows:

Available for Sale September 30, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Government & federal agency	$44,659	$73	$(138)
State and Municipal	6,975	127	(12)
Mortgage-backed	53,406	70	(686)
Corporate	0	0	0
Equity securities	1,045	0	0

Total	$106,085	$155	$(836)

December 31, 2003
U.S. Government & federal agency	$62,882	$243	$(38)
State and Municipal	6,791	83	(5)
Mortgage-backed	42,744	82	(571)
Corporate	1,021	16	0
Equity securities	395	0	0

Total	$113,833	$424	$(614)

Held to Maturity September 30, 2004	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

State & municipal	$18,558	$309	$(38)	$18,829
Mortgage-backed	25	$2	$0	$27

Total	$18,583	$311	$(38)	$18,856

December 31, 2003
State & municipal	$12,169	$364	$(14)	$12,519

Total	$12,169	$364	$(14)	$12,519

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

The following table presents pro forma information stated in thousands of dollars for the nine months ended September 30, 2004 and the year ended December 31, 2003 as if the acquisition of WMFC had occurred at the beginning of 2004 and 2003. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. WMFC has been included in the results since March 15, 2004. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	2004	2003

Interest income	$20,066	$25,333
Interest expense	6,431	8,185

Net interest income	13,635	17,148
Provision for loan losses	1,056	2,464

Net interest income after provision	12,579	14,684
Noninterest income	5,402	8,739
Noninterest expense	14,403	18,905

Income before federal income tax	3,578	4,518
Federal income tax expense	944	1,131

Net income	$2,634	$3,387

Basic earnings per share	$1.40	$1.80
Diluted earnings per share	1.39	1.79

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

As indicated in the income statement, earnings for the three months ended September 30, 2004 were $856,000 compared to $1,167,000 for the same period in 2003. Year to date earnings for the first nine months of 2004 were $2,498,000 compared to $2,898,000 for the same period in 2003. Earnings decreased in the third quarter of 2004 due to lower noninterest income and higher noninterest expense. The most significant increase in net interest income is due to the Corporation completing the acquisition of West Michigan Financial Corporation (“WMFC”) on March 15, 2004. Also net interest income did increase in the other two subsidiaries due to higher loan and security balances during the first nine months of 2004 compared with the same period in 2003. WMFC experienced operating losses in 2002 and 2003. The company has operated profitably during the first nine months of 2004 prior to and after the acquisition by Fentura Financial. Carrying costs associated with the Trust Preferred Securities issued in connection with the acquisition, coupled with legal, accounting and consulting acquisition expenses more than offset the income contribution of West Michigan Community Bank since the date of acquisition. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.

Net income per share — basic was $0.45 in the third quarter of 2004 compared to $0.62 net income per share – basic for the same period in 2003. Net income per share – basic was $1.33 and diluted was $1.32 in the first nine months of 2004 compared to $1.54 for net income – basic and diluted was $1.53 for the same period in 2003.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2004 and 2003 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1	NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO 2003 INCREASE (DECREASE) DUE TO:

(000'S OMITTED)	VOL	YIELD/ RATE	TOTAL

TAXABLE SECURITIES	$954	$73	$1,027
TAX-EXEMPT SECURITIES	32	(6)	26
FEDERAL FUNDS SOLD	(86)	10	(76)

TOTAL LOANS	6,006	(1,989)	4,017
LOANS HELD FOR SALE	(62)	3	(59)

TOTAL EARNING ASSETS	6,844	(1,909)	4,935

INTEREST BEARING DEMAND DEPOSITS	333	196	529
SAVINGS DEPOSITS	302	92	394
TIME CD'S $100,000 AND OVER	200	(4)	196
OTHER TIME DEPOSITS	431	(397)	34
OTHER BORROWINGS	714	48	762

TOTAL INTEREST BEARING LIABILITIES	1,980	(65)	1,915

NET INTEREST INCOME	$4,864	$(1,844)	$3,020

As indicated in Table 1, during the nine months ended September 30, 2004, net interest income increased compared to the same period in 2003, principally because of the increase in securities interest income and the increase in loan interest income. Both loan and investment interest income increased due to higher balances during the first nine months of 2004 compared to the same period in 2003. Interest expense increased compared to the first nine months of 2003 due to the increase in deposit balances and an increase in borrowings for the Corporation.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended September 30, 2004 and 2003 are shown in Table 2. Actual net interest income for the nine months ended September 30, 2004 was $13,020,000, an increase of $3,020,000, or 23.2%, over the same period in 2003. The primary factor contributing to the net interest income increase was the addition of West Michigan Community Bank, which increased net interest income $2,478,000. Higher interest income also resulted in part from an increase in loan and investment income resulting from higher balances carried at the Corporation’s other subsidiary banks during the first nine months of 2004 compared to the same period in 2003. However, the increased volume was at a lower spread and as a result the net interest margin declined during the 2004 period.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the nine months ended September 30, 2004, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.60% compared with 4.02% for the same period in 2003. This decline is attributable to the impact of an increase in volume at a lower spread, which helped increase net interest income but decreased the net interest margin. The Corporation’s net interest margin has increased during the last three months with the Federal Reserve increasing interest rates during the third quarter of 2004.

Average earning assets increased 45.1% or approximately $150,144,000, of which $95,160,000 was attributable to West Michigan Community Bank, comparing the first nine months of 2004 to the same time period in 2003. Loans, the highest yielding component of earning assets, represented 72.9% of earning assets in 2004 compared to 70.0% in 2003. Average interest bearing liabilities increased 53.0% or $145,482,000, of which $71,719,000 was attributable to West Michigan Community Bank, comparing the first nine months of 2004 to the same time period in 2003. Non-interest bearing deposits amounted to 15.1% of average earning assets in the first nine months of 2004 compared with 15.5% in the same time period of 2003.

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

Table 2	NINE MONTHS ENDED SEPTEMBER 30,
AVERAGE BALANCES AND RATES (000's omitted)(Annualized) ASSETS	AVERAGE BALANCE	2004 INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	2003 INCOME/ EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$99,478	$2,157	2.90%	$54,272	$1,150	2.83%
State and Political (1)	21,716	805	4.95%	20,859	779	4.99%
Other	1,498	117	10.43%	2,959	97	4.38%

Total Securities	122,692	3,079	3.35%	78,090	2,026	3.47%
Fed Funds Sold	7,967	71	1.19%	19,146	147	1.03%
Loans:
Commercial	250,252	11,059	5.90%	158,533	7,898	6.66%
Tax Free (1)	4,707	221	6.27%	5,280	259	6.56%
Real Estate-Mortgage	26,482	1,295	6.53%	14,361	791	7.36%
Consumer	69,299	3,240	6.25%	54,319	2,850	7.01%

Total loans	350,740	15,815	6.02%	232,493	11,798	6.78%
Allowance for Loan Losses	(4,638)	(3,229)
Net Loans	346,102	15,815	6.10%	229,264	11,798	6.88%

Loans Held for Sale	1,369	58	5.66%	2,895	117	5.40%

TOTAL EARNING ASSETS	$482,768	$19,023	5.26%	$332,624	$14,088	5.66%

Cash Due from Banks	25,405			18,282
All Other Assets	32,407			19,983

TOTAL ASSETS	$535,942			$367,660

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$102,293	868	1.13%	$51,633	339	0.88%
Savings Deposits	147,009	1,348	1.22%	111,601	954	1.14%
Time CD's $100,000 and Over	39,012	870	2.98%	30,074	674	3.00%
Other Time CD's	90,910	2,024	2.97%	74,708	1,990	3.56%

Total Deposits	379,224	5,110	1.80%	268,016	3,957	1.97%
Other Borrowings	40,567	893	2.94%	6,293	131	2.78%

INTEREST BEARING LIABILITIES	$419,791	$6,003	1.91%	$274,309	$4,088	1.99%

Non-Interest bearing - DDA	72,723			51,458
All Other Liabilities	1,988			1,440
Shareholders' Equity	41,440			40,453

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$535,942			$367,660

Net Interest Rate Spread			3.35%			3.67%

Net Interest Income /Margin		$13,020	3.60%		$10,000	4.02%

(1)     – Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3	THREE MONTHS ENDED SEPTEMBER 30,
AVERAGE BALANCES AND RATES (000's omitted)(Annualized) ASSETS	AVERAGE BALANCE	2004 INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	2003 INCOME/ EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$89,319	$642	2.89%	$72,943	$563	3.06%
State and Political (1)	23,067	277	4.97%	20,481	261	5.13%
Other	3,262	57	7.03%	2,281	24	4.17%

Total Securities	115,648	984	3.42%	95,705	852	3.53%
Fed Funds Sold	14,679	50	1.37%	35,921	86	0.95%
Loans:
Commercial	283,684	4,262	6.04%	162,396	2,614	6.39%
Tax Free (1)	4,655	73	6.31%	5,105	85	6.61%
Real Estate-Mortgage	25,288	432	6.87%	16,461	292	7.04%
Consumer	73,422	1,188	6.51%	54,346	924	6.75%

Total loans	387,049	5,955	6.19%	238,308	3,915	6.52%
Allowance for Loan Losses	(5,011)	(3,184)
Net Loans	382,038	5,955	6.27%	235,124	3,915	6.61%

Loans Held for Sale	3,175	38	4.81%	2,822	39	5.48%

TOTAL EARNING ASSETS	$520,551	$7,027	5.43%	$372,756	$4,892	5.21%

Cash Due from Banks	23,998			19,601
All Other Assets	34,676			20,636

TOTAL ASSETS	$574,214			$409,809

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$122,248	345	1.14%	$58,337	152	1.03%
Savings Deposits	151,707	458	1.21%	133,451	363	1.08%
Time CD's $100,000 and Over	47,501	365	3.09%	28,102	139	1.96%
Other Time CD's	96,034	728	3.05%	74,357	714	3.81%

Total Deposits	417,490	1,896	1.83%	294,247	1,368	1.84%
Other Borrowings	42,732	331	3.12%	14,327	81	2.24%

INTEREST BEARING LIABILITIES	$460,222	$2,227	1.95%	$308,574	$1,449	1.86%

Non-Interest bearing - DDA	72,488			58,017
All Other Liabilities	782			2,213
Shareholders' Equity	40,722			41,005

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$574,214			$409,809

Net Interest Rate Spread			3.48%			3.35%

Net Interest Income /Margin		$4,800	3.71%		$3,443	3.66%

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

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’methodology in determining the adequacy of the ALL relies on several key elements. These include specific allowances for identified problem loans and a formula-based risk allocated allowance for the reminder of the portfolio. This involves a review of individual loans, historical loss experience, current economic conditions, portfolio trends and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While management considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or loss rates. At September 30, 2004, the ALL was $5,173,000, or 1.31% of total loans. This compares with $3,414,000, or 1.35%, at December 31, 2003. The decrease of the ALL as a percentage of total loans reflects a small increase in the allowance for loan losses and a large increase in total loans. The increase of $1.9 million in allowance for loan losses is due to the acquisition of the West Michigan Community Bank allowance of $1.2 million and the rest of the increase is due to loan growth in the Corporation’s other subsidiary banks. Management believes that the allowance to gross loans percentage is appropriate given identified risk in the loan portfolio based on asset quality.

Table 4 also summarizes loan losses and recoveries for the first nine months of 2004 and 2003. During the first nine months of 2004 the Corporation experienced net charge-offs of $419,000 or .11% of loans (annualized) compared with net charge-offs of $1,026,000 or .43% in the first nine months of 2003. The reduction in net charge-offs, relates to the charge-off in 2003 of one large commercial credit of $846,000. The provision for loan losses was $1,019,000 in the first nine months of 2004 and $1,086,000 for the same time period in 2003. The reduction is due to better loan quality in all of the Corporation’s subsidiaries’ loan portfolios.

Table 4	ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(000's omitted)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Balance at Beginning of Period	$3,414	$3,184

Charge-Offs:
Commercial, Financial and Agriculture	(347)	(924)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(245)	(362)

Total Charge-Offs	(592)	(1,286)
Recoveries:
Commercial, Financial and Agriculture	31	154
Real Estate-Mortgage	0	0
Installment Loans to Individuals	142	106

Total Recoveries	173	260

Net Charge-Offs	(419)	(1,026)
Provision	1,019	1,086

Addition from WMCB acquisition	1,159	0

Balance at End of Period	$5,173	$3,244

Ratio of Net Charge-Offs to Gross Loans	0.11%	0.43%

NON-INTEREST INCOME

Non-interest income decreased during the nine months ended September 30, 2004 as compared to the same period in 2003, primarily due to the decrease in gain on sale of mortgages and gains taken on securities and fixed assets in 2003. Overall non-interest income was $5,139,000 for the nine months ended September 30, 2004 compared to $5,435,000 for the same period in 2003. These figures represent a decrease of 5.4%. Non-interest income declined 6.1% in the third quarter of 2004 compared to the same period in 2003. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $2,847,000 in the first nine months of 2004 compared to $2,706,000 for the same period of 2003. This represents an increase of 5.2%. In the third quarter of 2004 services charges increased 3.2% over the same period in 2003. Increases are attributable to a full two quarters of service charges from West Michigan Community Bank of $178,000.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $365,000 in the nine months ended September 30, 2004 and $1,161,000 in the same period in 2003. In the third quarter of 2004 gain on the sale of mortgages decreased 66.8% over the same period in 2003. The decline resulted from the decline in residential mortgage refinance activity and lower new loan volumes due to the higher interest rates compared to the historically low market interest rates during the first nine months of 2003. The addition of West Michigan Community Bank did not materially affect the decline in gain on sale of mortgage loans.

Trust income increased $330,000 (88.5%) in the first nine months of 2004 compared to the same period in the prior year. In the third quarter of 2004 trust fees increased $114,000 compared with the same period in 2003. The increase in fees is attributable to a full two quarters of trust income from West Michigan Community Bank of $275,000.

Gain on sale of securities decreased $31,000 in the first nine months of 2004, due to the Banks not selling any securities in the first nine months of 2004. The Banks sold securities in the first nine months of 2003, which produced a gain of $31,000; this gain made up less than 1 percent of the 2003 first nine months non–interest income.

A loss on sale of fixed assets of $2,000 was recorded in the first nine months of 2004, due to the sale of equipment in one of the Bank subsidiaries. The Corporation had a gain of $201,000 in the first nine months of 2003 due to the sale of a branch location in one of the Bank subsidiaries.

Other operating income increased $263,000 (27.3%) to $1,226,000 in the first nine months of 2004 compared to $963,000 in the same time period in 2003. In the third quarter of 2004 other operating income decreased 0.2% over the same period in 2003. Other operating income increased due to the gain of $79,000 resulting from the surrender of insurance related to a terminated benefit plan, an insurance claim for damage to other real estate property in one of the Bank subsidiaries, increased cash surrender value of life insurance, an the increase in debit and ATM income and West Michigan Community Bank other operating income of $87,000.

Non-Interest Expense

Total non-interest expense increased 32.9% to $13,412,000 in the nine months ended September 30, 2004, compared with $10,093,000 in the same period of 2003. In the third quarter of 2004 total non-interest expenses were $4,825,000 compared to $3,425,000 in the same quarter of 2003. This increase was largely attributable to an increase in salaries and benefits expense, occupancy expenses and other operating expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $7,332,000 in the first nine months of 2004, compared with $5,416,000, or an increase of 35.4%, for the same time period in 2003. In the third quarter of 2004 salary and benefit costs were $2,675,000 compared with $1,818,000, or an increase of 47.1% for the same quarter in 2003. Increased costs were primarily a result of the addition of two full quarters of salaries for West Michigan Community Bank totaling $681,000. A modest salary increase for employees and an increase in employee benefit costs and modest staffing increases also affected salary and benefit costs in both quarters.

Occupancy expenses at $1,193,000 increased in the nine months ended September 30, 2004 compared to the same period in 2003 by $357,000 or 42.7%. Occupancy expenses increased 54.5% in the third quarter of 2004 compared to 2003. The increases were attributable to increases in facility repairs, an increase in rent due to the opening of the Grand Blanc executive office in November of 2003, maintenance contracts expense and two full quarters of occupancy expenses for West Michigan Community Bank, which totaled $106,000.

During the nine months ended September 30, 2004 furniture and equipment expenses were $1,559,000 compared to $1,088,000 for the same period in 2003, an increase of 43.3%. In the third quarter of 2004 furniture and equipment expenses increased 56.7% from the third quarter of 2003. The increases in expenses were attributable to increases in equipment maintenance contracts, equipment depreciation and two full quarters of furniture and equipment expenses for West Michigan Community Bank, which totaled $131,000.

Loan and collection expenses, at $240,000, were up $27,000 during the nine months ended September 30, 2004 compared to the same time period in 2003. In the third quarter loan and collection expense decreased 20.0% compared to the third quarter of 2003. The decrease was primarily attributable to stronger loan quality throughout the organization including West Michigan Community Bank.

Advertising expenses were $386,000 in the nine months ended September 30, 2004, up 43.0% compared with $270,000 for the same period in 2003. Advertising expenses increased 54.2% in the third quarter of 2004 compared to the same quarter in 2003. The increases were primarily due to the addition of West Michigan Community Bank to the Fentura Financial family, which increased the advertising expense by $45,000.

Other operating expenses were $2,702,000 in the nine months ended September 30, 2004 compared to $2,270,000 in the same time period in 2003, an increase of $432,000 or 19.0%. Other operating expenses were $969,000 in the third quarter of 2004 compared to $814,000 in the same period of 2003. The increases were primarily attributable to the costs for two full quarters of West Michigan Community Bank expenses, the majority of which were for outside services and consulting.

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

The Corporation’s total assets were $593 million at September 30, 2004 compared to December 31, 2003 total assets of $420 million. Loans comprised 66.5% of total assets at September 30, 2004 compared to 60.3% at December 31, 2003. Loans grew $141.3 million for the Corporation with $97.3 million due to the acquisition of West Michigan Financial Corporation. The loans for the other two subsidiary banks grew $40.6 million with commercial loans and real estate- construction loans leading the advance. The ratio of non-interest bearing deposits to total deposits was 16.5% at September 30, 2004 compared to 16.8% at December 31, 2003. Interest bearing deposit liabilities totaled $422 million at September 30, 2004 compared to $290 million at December 31, 2003. Total deposits increased $156.5 million with non-interest bearing demand deposits increasing $24.6 million and interest bearing deposits increasing $131.9 million due to the acquisition of West Michigan Financial Corporation. Short-term borrowings decreased $687,000 due to the decrease in TT&L. FHLB advance balances increased $18.0 million during the period due to the acquisition of West Michigan Financial Corporation. Repurchase agreement balances deceased during the period by $2.5 million. Repurchase agreements are instruments with deposit type characteristics, which are secured by bank securities. The repurchase agreements were leveraged against securities to increase net interest income.

Bank premises and equipment increased $4.4 million to $14.0 million at September 30, 2004 compared to $9.6 million at December 31, 2003. The increase was due to the acquisition of West Michigan Financial Corporation. The other bank subsidiaries’ fixed assets declined due to depreciation expense.

NON-PERFORMING ASSETS

Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 5 reflects the levels of these assets at September 30, 2004 and December 31, 2003.

Non-performing assets increased at September 30, 2004 compared to December 31, 2003. The level of non-performing loans increased as compared to December 31, 2003 primarily due to the increase in non-accrual loans. Non-accrual loans include a $970,000 real estate secured commercial credit. Renegotiated loans were reduced significantly due to reclassification of a real estate secured loan to REO-in-Redemption.

Other non-performing assets decreased, primarily due to a significant decrease in Other Real Estate due to the sale of several properties in the first nine months of 2004. REO-in-Redemption increased $614,000 primarily due to the reclassification of a single-family residential loan from the renegotiated category.

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

Table 5 Non-Performing Assets and Past Due Loans	September 30, 2004	December 31, 2003

Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$49	$47
Non-Accrual Loans	1,785	229
Renegotiated Loans	477	1,262

Total Non-Performing Loans	2,311	1,538

Other Non-Performing Assets:
Other Real Estate	337	1,081
REO in Redemption	798	184
Other Non-Performing Assets	3	79

Total Other Non-Performing Assets	1,138	1,344

Total Non-Performing Assets	$3,449	$2,882

Non-Performing Loans as a % of
Total Loans	0.87%	0.61%
Allowance for Loan Losses as a % of
Non-Performing Loans	329.70%	221.98%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.01%	0.02%
Non-performing Assets as a % of
Total Assets	0.58%	0.69%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2004. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $1.3 million due to the higher loan demand in the bank subsidiaries. The Corporation has decided to invest the excess funds in the security or loan portfolio to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. As of September 30, 2004 federal funds sold represented less than 3 percent of total assets, which is up 2.08% from December 31, 2003. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

CAPITAL MANAGEMENT

Total shareholders’ equity increased 2.8% to $42,020,000 at September 30, 2004 compared with $40,882,000 at December 31, 2003. The Corporation’s equity to asset ratio was 7.1% at September 30, 2004 and 9.7% at December 31, 2003. The increase in the amount of capital resulted primarily from net income minus the dividends paid during the first nine months of the year.

As indicated on the balance sheet at December 31, 2003 the Corporation had an accumulated other comprehensive loss of $125,000 compared to an accumulated other comprehensive loss at September 30, 2004 of $373,000. The decline to a further loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

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

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 4%. As reflected in Table 7, at September 30, 2004 and at December 31, 2003, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 7

	Capital Ratios

	Regulatory Minimum For "Well Capitalized"	Sept. 30, 2004	Fentura Financial, Inc. December 31, 2003	Sept. 30, 2003
Total Capital to risk
Weighted assets	10%	11.17%	18.00%	14.50%
Tier 1 Capital to risk	6%	10.04%	16.90%	13.42%
Weighted assets
Tier 1 Capital to average
Assets	5%	7.43%	14.00%	10.98%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 47 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first nine months of 2004, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2004 compared to 2003.

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

Table 8 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2004, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 8	GAP ANALYSIS SEPTEMBER 30, 2004

(000's Omitted)	Within Three Months	Three Months to One Year	One to Five Years	After Five Years	Total

Earning Assets:
Federal Funds Sold	$17,500	$0	$0	$0	$17,500
Securities	17,739	29,314	33,697	43,918	124,668
Loans	236,542	31,333	75,722	50,960	394,557
Loans Held for Sale	497	0	0	0	497
FHLB Stock	2,219	0	0	0	2,219

Total Earning Assets	$274,497	$60,647	$109,419	$94,878	$539,441

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$123,642	$0	$0	$0	$123,642
Savings Deposits	154,562	0	0	0	154,562
Time Deposits Less than $100,000	14,637	28,367	31,242	17,822	92,068
Time Deposits Greater than $100,000	21,378	10,993	10,417	8,733	51,521
Short term borrowings	2,762	0	0	0	2,762
Other Borrowings	4,000	6,015	6,045	3,031	19,091
Repurchase agreements	0	5,000	5,000	0	10,000
Subordinated debentures	12,000	0	0	0	12,000

Total Interest Bearing Liabilities	$332,981	$50,375	$52,704	$29,586	$465,646

Interest Rate Sensitivity GAP	($ 54,484)	$10,272	$56,715	$65,292	$73,795
Cumulative Interest Rate
Sensitivity GAP	($ 54,484)	($48,212)	$8,503	$73,795
Interest Rate Sensitivity GAP Ratio	(0.82)	1.20	2.08	3.21
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.82)	(0.87)	1.02	1.16

As indicated in Table 8, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position would have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at September 30, 2004 and the change in net interest margin for the nine months ended September 30, 2004 compared to the same time period in 2003. At September 30, 2003 the Corporation was negatively gapped through one year and since that time interest rates have stayed steady through June and just recently increased in the third quarter of 2004, yet net interest margin decreased when the first nine months of 2004 is compared to the same period in 2003. But when reviewing the quarterly net interest margin it has risen in 2004 compared to 2003. This occurred because certain deposit categories, specifically interest bearing demand and savings deposits, repriced at the same time but not at the same level as the asset portfolios resulting in a increase in net interest margin. Additionally, simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity, indicates that an upward movement of interest rates would not significantly impact net interest income.

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

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings. — None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.       Defaults Upon Senior Securities. — None

Item 4.       Submission of Matters to a Vote of Securities Holders. — None

Item 5.       Other Information. — None

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

Date November 11, 2004 Date November 11, 2004	Fentura Financial, Inc. By: /s/ Donald L. Grill —————————————— Donald L. Grill President & CEO By: /s/ Douglas J. Kelley —————————————— Douglas J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Donald L. Grill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated: November 11, 2004

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

Dated: November 11, 2004

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

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: November 11, 2004

/s/ Donald L. Grill —————————————— Donald L. Grill Chief Executive Officer

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

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: November 11, 2004

/s/ Douglas J. Kelley —————————————— Douglas J. Kelley Chief Financial Officer