Form 10-K
period 2004-12-31
FENTURA FINANCIAL INC
filed 2005-03-28
CIK 919865

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _______

Commission file number 000-23550

FENTURA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization	38-2806518 (IRS Employer Identification No.)

175 North Leroy, Fenton, Michigan (Address of Principal Executive Offices)	48430-0725 (Zip Code)

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

Aggregate Market Value as of June 30, 2004: $60,907,522.

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 1,894,269 shares of Common Stock as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Fentura Financial, Inc. Proxy Statement for its annual meeting of shareholders to be held April 26, 2005 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Financial, Inc.

2004 Annual Report on Form 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

        Fentura Financial, Inc. (the “Company” or “Fentura”) is a bank holding company headquartered in Fenton, Michigan. As of December 31, 2004, Fentura owned three banks, see “The Banks” below. All information in this Item 1 is as of December 31, 2004. The Company’s subsidiary banks operate seventeen community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan and western Michigan. At the close of business on December 31, 2004, the Company had assets of $585 million, deposits of $491 million, and shareholders’ equity of $43 million. Trust assets under management totaled $158 million.

        Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank (“TSB” or one of the “Banks”). TSB traces its origins to its predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898. See “The Banks”. On March 13, 2000 a second bank subsidiary, Davison State Bank (“DSB” or one of the “Banks”) commenced operation. On March 15, 2004, Fentura acquired West Michigan Community Bank (“WMCB” or one of the “Banks”).

        In August of 2000 Fentura converted from a bank holding company to a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act and the Gramm-Leach-Bliley Act (the “GLB Act”). On January 13, 2004, the Company relinquished its financial holding company status. This was necessary in order to complete the acquisition of West Michigan Community Bank, which at that time did not meet the capital and other requirements for a bank subsidiary of a financial holding company. Relinquishing the financial holding company status had no adverse effect of any kind on Fentura’s operations. As a bank holding company, the Company has corporate power to engage in such activities as are permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and GLB Act and regulations of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities that are closely related to the business of banking. See “Supervision and Regulation.”

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

        Fentura acquired West Michigan Community Bank on March 15, 2004. WMCB is engaged in the general banking business in Hudsonville, Michigan, and other portions of Ottawa County and western Kent County, Michigan. Its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), but it is not a member of the Federal Reserve System. As a state bank, it is subject to federal and state laws applicable to banks and to regulation and supervision by the FDIC and the Michigan Office of Financial and Insurance Services, Division of Financial Institutions. See “Supervision and Regulation.”

        All Banks are community-oriented providers of financial services engaged in the business of general commercial banking. Their activities include investing in state and federal securities, accepting demand deposits, savings and other time deposits, extending retail, commercial, consumer and real estate loans to individuals and businesses, providing safe deposit boxes and credit card services, transmitting funds and providing other services generally associated with full service commercial banking. Lending is focused on individuals and small businesses in the local markets served by the Banks. In addition, TSB and WMCB operate trust departments offering a full range of fiduciary services.

        TSB is headquartered in the City of Fenton, Michigan, and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2004, TSB operated four offices and a operations center in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, three offices in the Township of Grand Blanc, Michigan, and one office in Brighton, Michigan. Its main office is located downtown Fenton.

        DSB is headquartered in the City of Davison, Michigan, and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2004, DSB operated two offices in the City of Davison, Michigan and one office in Goodrich, Michigan.

        WMCB is headquartered in the City of Hudsonville, Michigan, and considers its primary service areas to be portions of Kent and Ottawa counties. As of December 31, 2004, WMCB operated two offices in the City of Hudsonville, Michigan, one office in the City of Jenison, Michigan, one office in the City of Holland, Michigan and one office in the City of Grandville, Michigan.

        As of December 31, 2004, TSB employed 129 full time personnel, including 44 officers, and an additional 33 part time employees; DSB employed 14 full time personnel, including 3 officers, and an additional 11 part time employees; WMCB employed 37 full time personnel, including 14 officers, and an additional 11 part time employees. All Banks consider their employee relations to be excellent.

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

The Company

        General.        In August of 2000, the Company became a financial holding company, within the meaning of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”). On January 13, 2004, the Company relinquished its financial holding company status. This was necessary in order to complete the acquisition of West Michigan Community Bank, which at that time did not meet the capital and other requirements for a bank subsidiary of a financial holding company. Relinquishing the financial holding company status had no adverse effect of any kind on Fentura’s operations. The Company is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

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

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses. These capital guidelines are comparable to those established by the regulatory authorities for the Bank’s discussed below.

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

        As of December 31, 2004 each of the Banks’ ratios exceeded minimum requirements for the well capitalized category.

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

ITEM 2. DESCRIPTION OF PROPERTY

        The Company’s executive offices are located at 175 North Leroy Street, Fenton, Michigan, which is also the main office of The State Bank. The State Bank also has the following branches in Fenton: a branch at 15095 Silver Parkway, a branch at 18005 Silver Parkway, and a loan office at 101 North Leroy Street. The State Bank’s other branches are located in Linden, Michigan, at 107 Main Street; Holly, Michigan, at 4043 Grange Hall Road; Grand Blanc, Michigan at 7606 S Saginaw, at 8185 Holly Road, 8245 Holly Road; and Brighton, Michigan at 315 E Grand River. The State Bank has an operations center at 3202 Owen Road in Fenton, Michigan. Davison State Bank is headquartered in Davison, Michigan, at 625 S. State with one branch location at 8503 Davison Road and another branch location is 7521 S State Street in Goodrich, Michigan. West Michigan Community Bank is headquartered in Hudsonville, Michigan at 5367 School Ave and a branch at 3467 Kelly Street in Hudsonville, Michigan. West Michigan Community Bank’s other branches are located in Jenison, Michigan at 437 Baldwin Street; Holland, Michigan at 81 E. 8th Street and Grandville, Michigan at 4471 Wilson Avenue SW. The Company owns all of its properties with the exception of the Holly, the branch at 8503 Davison Road in Davison, the branch at 8185 Holly Road in Grand Blanc, the branch at 8245 Holly Road in Grand Blanc, the branch at 18005 Silver Parkway in Fenton, Brighton, Goodrich, Holland and Grandville facilities which are leased from third parties.

        All properties have maintenance contracts and are maintained in good condition.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2004, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

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

Donald L. Grill (age 57) was appointed as President and Chief Executive Officer of the Company and of The State Bbank in late 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank — Frankenmuth.

Robert E. Sewick (age 55) was appoint President and CEO of West Michigan Community Bank on March 15, 2004, and was appointed Senior Vice President of the Company on December 1, 2004. Prior to the appointment, Mr. Sewick was Senior Vice President and Senior Lender of The State Bank. Prior to joining The State Bank in June of 1999, he was Senior Vice President and Regional Credit officer for Huntington National Bank for Western Michigan. Mr, Sewick has over 30 years of banking experience.

Ronald L. Justice (age 40) is the Senior Vice President and Secretary of the Company since 1999 and prior to that served as Chief Financial Officer of the Company and the affiliates banks and Vice President since 1995. Prior to that Mr. Justice held other positions with The State Bank.

John A Emmendorfer (age 42) is President and CEO of Davison State Bank, and was appointed as a Senior Vice President of the Company on December 1, 2004. Prior to being named President and CEO of Davison State Bank in 2000, Mr. Emmendorfer held various lending capacities at The State Bank since 1988.

Dennis E. Leyder (age 51) was named Executive Vice President of The State Bank and was appointed Senior Vice President of the Company on December 1, 2004. In his new capacity at The State Bank, he is responsible for all retail banking, marketing, trust and investment management. Mr Leyder has over 23 years of banking experience, all in Genesee County.

Holly J Pingatore (age 47) was named Senior Vice President of the Company on December 1, 2004. Her responsibilities include data processing, bank operations, product support, and network services. Prior to such appointment, she was Senior Vice President of The State Bank. Prior to joining The State Bank in 1999, Ms. Pingatore served in various capacities at a large Michigan based regional bank.

Douglas J. Kelley (age 36)was appointed Chief Financial Officer of the Cocmpany in 2003 and was appointed Senior Vice President of the Company on December 1, 2004 Prior to being named Chief Financial Officer, he served as Controller and CFO of The State Bank and Davison State Bank since 2001. Prior to joining our banks, Mr. Kelley was an Assistant Vice President and Accounting Officer with Citizens Bank. Mr Kelley has over 15 years of banking experience .

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

        The market and dividend information required by this item appears under the caption “Fentura Financial, Inc. Common Stock” and Table 16 on page 54 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of the Company’s 2004 Rule 14a-3 annual report, and is incorporated herein by reference.

        The holders of record information required by this item appears under the caption “Stock Ownership Information” on page 56 of the Company’s 2004 Rule 14a-3 Annual Report, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing in Table 1 on page 36 of the Company’s 2004 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 36 through 55 of the Company’s 2004 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item appears under the headings “Liquidity and Interest Rate Risk Management” on pages 50 and 51 and “Quantitative and Qualitative Disclosure About Market Risk” on page 52 and 54 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2004 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm appear on pages 1 through 35 of the Financial Statements portion of the Company’s 2004 Rule 14a-3 annual report, and are incorporated herein by reference.

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

      (b) Changes in Internal Controls.

        During the fourth quarter ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company’s Executive officers are identified in “Additional Item” in Part I of this Report on Form 10-K. The other information required by this item appears under the captions “2005 Election of Directors,” “The Corporation’s Board of Directors,” “Committees of the Corporation Board,” and “Compliance with Section 16 Reporting” on pages 3, 5, 6, 7, 8, and 15, respectively, of the Company’s 2005 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item appears under the captions “Directors’ Compensation,” “Executive Compensation,” “Retirement and Change in Control Arrangements” and “Shareholder Return Performance Graph” on pages 6, 9, 11 and 12 and 14, respectively, of the Company’s 2005 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item appears under the caption “Stock Ownership of Directors, Executive Officers and Certain Major Shareholders” on page 3 of the Company’s 2005 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation
plans approved by
security holders	42,212	$ 31.56	110,908

Equity compensation
plans not approved by
security holders	0	0	0

Total	42,212	$ 31.56	110,908

        These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item appears under the caption “Other Information — Transactions with Certain Interested Persons” on page 15 of the Company’s 2005 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item appears under the caption “Relationship with Independent Public Accountants” on page 12 and 13 of the Company’s 2005 Notice of Annual Shareholders Meeting and Proxy Statement and is here incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

The following consolidated financial statements of the Company and Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Comprehensive Income
      Consolidated Statements of Changes in Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to the Consolidated Financial statements
Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

2.	Financial Statement Schedules All schedules are omitted — see Item 14(d) below.

3.	Exhibits: The exhibits listed on the “Exhibit Index” following the signature page of this report are filed herewith and are incorporated herein by reference.

(b)	Exhibits: The “Exhibit Index” follows the signature page of this report and is incorporated herein by reference.

(c)	Financial Statement Schedules:
All financial statement schedules normally required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Signatures

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 28, 2005.

Fentura Financial, Inc.
        (Registrant)

 By /s/ Donald L. Grill
      ——————————————
      Donald L. Grill
      On behalf of the registrant
       and as President & CEO

 By /s/ Douglas J. Kelley
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

     Signautre

/s/ Forrest A. Shook
——————————————
Forrest A. Shook

/s/ Donald L. Grill
——————————————
Donald L. Grill

/s/ Peggy L. Haw Jury
——————————————
Peggy L. Haw Jury

/s/ J. David Karr
——————————————
J. David Karr

/s/ Thomas P. McKenney
——————————————
Thomas P. McKenney

/s/ Thomas L. Miller
——————————————
Thomas L. Miller

/s/ Brian P. Petty
——————————————
Brian P. Petty

/s/ Ian W. Schonsheck
——————————————
Ian W. Schonsheck

/s/ Douglas J. Kelly
——————————————
Douglas J. Kelley	Capacity Chairman of the Board Director Director Director Director Director Director Director Director Chief Financial Officer (Principal Accounting Officer)	Date March 28, 2005 March 28, 2005 March 28, 2005 March 28, 2005 March 28, 2005 March 28, 2005 March 28, 2005 March 28, 2005 March 28, 2005

FENTURA FINANCIAL, INC.
2004 Annual Report on Form 10-K
EXHIBIT INDEX

Exhibit No.	Exhibit

2	Agreement and Plan of Merger By and Among Fentura Financial, Inc., West Michigan Financial Corporation and West Michigan Community Bank dated as of October 14, 2003, and joined in by WMFC Acquisition Subsidiary, Inc. and Amendment No. 1 thereto (Incorporated by reference to Exhibits 2.1 and 2.2 to the Registrant's Current Report on Form 8-K dated March 15, 2004).

3(i)	Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(ii)	Bylaws of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(iii)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3(iii) to the Form 10-K Filed March 20, 2001)

3(iv)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3 filed with Form 10-Q for the quarter ended March 31, 2002)

4.1	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 — Registration No. 333-75194)

10.1	Directors Stock Purchase Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.	2 Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.3	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Form 10Q-SB filed on May 2, 1996)

10.4	Retainer Stock Plan for Directors (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.5	Employee Stock Option Plan(Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.6	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.7	Executive Stock Bonus Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.8	Stock Purchase Plan between The State Bank and Donald E. Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated November 17, 1996 (Incorporated by reference to Exhibit 10.19 to the Form 10K-SB filed March 20, 1997)

10.9	Severance Compensation Agreement between the Registrant and Donald L. Grill dated March 20, 1997 (Incorporated by reference to Exhibit 10.20 to the Form 10Q-SB filed May 12, 1997)

10.10	Form of Severance Compensation Agreement between the Registrant and certain executives. The Registrant has entered into Severance Compensation Agreements with Mr. Ronald Justice and Mr. Robert Sewick.

10.11	Form of Incentive Supplemental Executive Retirement Agreement The Registrant has entered into Incentive Supplement Executive Retirement Agreements with Mr. Donald Grill and Mr. Robert Sewick

10.12	Nonqualified Deferred Compensation Plan.

10.13	Fentura Bancorp, Inc. Employee Deferred Compensation and Stock Ownership Plan.

13	Rule 14a-3 Annual Report to Security Holders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part of this Report)

14	Code of Ethics for Directors and Executive Officers (Incorporated by reference to Exhibit 14 to the Form 10-K filed on March 27, 2003)

21.1	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Independent Accountants (Filed herewith)

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Office and Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 10.10

SEVERANCE COMPENSATION AGREEMENT

        THIS SEVERANCE COMPENSATION AGREEMENT (the "Agreement"), has been made on ____________________ by FENTURA BANCORP, INC., a Michigan corporation (the "Company"), THE STATE BANK, (the "Bank") and ____________________, an individual (the "Executive").

BACKGROUND STATEMENT:

        The Executive is a principal officer of the Bank and the Company and has continued services are important to the Bank, its depositors and customers, and the Company’s shareholders. The Bank and the Company believe it is in their best interests that the Executive continue to render services to the Bank and the Company if a Change of Control is threatened or occurs, free from the distractions and vexations which might result if his personal economic security is made uncertain as a result of an impending Change of Control.

        1.       Definitions. The following words and phrases have the folbwing meanings:

a)	“Cause” means (i) the willful and continuing failure by the Executive to substantially perform his duties with the Bank or the Company (other than any such failure resulting from the Executive’s death or Disability) and which is not remedied in a reasonable period of time after receipt by Executive of written notice from the Bank specifying the duties the Executive has failed to perform, or (ii) the willful and continued engaging by Executive in gross misconduct that is materially injurious to the Bank or the Company and which is not ceased within a reasonable period of time after receipt by Executive of written notice from the Bank specifying the misconduct and the injury, or (iii) an adjudication of the Executive’s guilt of any crime involving a serious and substantial breach of the Executive’s fiduciary duties to the Bank. No act or failure to act on the Executive’s part shall be considered “willful” unless done, or omitted to be done, by him in bad faith and without reasonable belief that his action or omission was in the best interest of the Bank or the Company.

b)	“Change in Control” means (I) the acquisition, directly, indirectly and/or beneficially, by any person or group, of more than fifty percent (50%) of the voting securities of the Company or the Bank, (ii) the occurrence of any event at any time during any two (2) year period which results in a majority of the Board of Directors of the Company or the Bank being comprised of individuals who were not members of such Board at the commencement of that two (2) year period (the “Incumbent Board”); provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s or the Bank’s shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose any such individual whose initial assumption of the office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Incumbent Board, (iii) a sale of all or substantially all of the assets of the Company or the Bank to another entity, or (iv) a merger or reorganization of the Company or the Bank with another entity.

c)	“Compensation” means with respect to the period under consideration, the aggregate of all amounts paid by the Company and the Bank to and includable in the Executive’s earnings as base salary, bonuses, commissions, fees and any other compensation, but excluding contributions made to any welfare and pension benefit plans by the Bank and/or Company at its or their sole expense.

d)	“Disability” means any physical or mental impairment which meets the definition of disability found in the long-term or short-term disability policy insuring the Executive at the time disability is alleged or if no such policy is in effect at that time, any physical or mental impairment that, on the basis of qualified medical opinion of three (3) medical doctors, has rendered Executive wholly and permanently unable to engage in the regular and continuous occupation or employment for remuneration or profit of a nature similar to his employment with the Bank for a period of six (6) consecutive months or more.

e)	“Good Reason” means any of the following, as determined by the Executive in his discretion: (i) the assignment to the Executive by the Bank or the Company of any duties inconsistent with his position, duties, responsibilities and status with the Bank or the Company immediately prior to a Change in Control, or a change adverse to Executive in Executive’s reporting responsibilities, titles, terms of employment (including bonus, compensation, fringe benefits and vacation entitlement) or offices as in effect immediately prior to a Change in Control; or (ii) the Bank or the Company requiring Executive to be based anywhere other than within fifteen (15) miles of his present office location, or to travel on business of the Bank to an extent substantially greater than Executive’s present business travel obligations; or (iii) the failure by the Company to obtain the assumption of this Agreement as contemplated in Section 6 hereof. If any of the foregoing result from, or follow, a termination of employment for Cause, then Good Reason will not have occurred.

        2.       Income Protection Benefits. If the Executive is an employee of the Bank or the Company when a Change in Control occurs, and the Executive’s employment is thereafter terminated without Cause either by the Bank or the Company, or by the Executive for Good Reason, or by any party because of the Executive’s death or Disability, then:

a)	The Company and the Bank shall pay to the Executive, in a lump sum in cash within 30 days after the date of termination of employment the aggregate of the following amounts:

i)	that portion of the Executive’s annual base salary and director’s fees through the date of termination not theretofore paid, and

ii)	the product of (x) the sum of all commissions and bonuses of any kind paid or payable to Executive in the calendar year immediately preceding the year in which termination of employment occurs multiplied by (y) a fraction, the numerator of which is the number of days in the current calendar year through the date of termination, and the denominator of which is 365, and

iii)	any compensation previously deferred by the Executive (together with any accrued interest o earnings thereon), and

iv)	any accrued vacation pay.

b)	The Executive shall have the right within 90 days following termination of employment to exercise any stock options awarded him prior to the termination of his employment.

c)	The Bank and/or the Company shall thereafter pay to the Executive an annual amount equal to 50% of the highest amount of the Executive’s annual Compensation in the five calendar years immediately preceding Executive’s termination for a period of 5 years from and after the Executive’s termination of employment, payable in equal monthly installments commencing the first day of the month coinciding with or immediately following the Executive’s termination of employment. If the Executive dies after the Bank’s and the Company’s obligation to make these payments is triggered, the Bank and the Company shall thereafter pay to the Executive’s Beneficiary a lump sum amount equal to the present value of the unpaid monthly installments, discounted using a ten percent (10%) per annum interest rate. In lieu of the foregoing installments, the Executive may elect by written notice to the Bank within ninety (90) days of the Executive’s termination of employment to receive a lump sum amount equal to the present value of the monthly installments, discounted by using a ten percent (10%) per annum interest rate.

d)	The Bank and/or the Company shall provide to the Executive, at its expense, hospital and medical insurance coverage of the same or equivalent scope as he was covered by immediately prior to termination of his employment for a period of 5 years after the Executive’s termination of employment.

        3.              Maximum Benefits Upon Change of Control. If the Bank’s usual certified public accountants determine that any payment by the Bank or the Company to or for the benefit of the Executive (whether paid or payable pursuant to the terms of this Agreement or otherwise) (the “Payment”) would be nondeductible by the Bank or the Company for Federal Income Tax purposes because of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code), then the aggregate present value of amounts payable to or for the benefit of the Executive pursuant to this Agreement (the “Agreement Payments”) shall be reduced (but not below zero) to the Reduced Amount. The “Reduced Amount” means an amount expressed in present value, determined in accordance with Section 280G(d)(4) of the Code, which maximizes the present value of all Agreement Payments without causing any Payment to be nondeductible by the Bank or the Company because of Section 280G of the Code.

        4.       Term. Unless earlier terminated by mutual agreement of the Company and the Executive, this Agreement shall terminate upon the earliest of (a) the termination of the Executive’s employment with the Bank and the Company for any reason prior to a Change in Control; or (b) five (5) years from the date of a Change in Control. Obligations under Section 2 of this Agreement created prior to termination shall survive termination.

        5.       Termination Prior To Change in Control. Notwithstanding anything in this agreement to the contrary, if a Change of Control occurs and (i) if the Executive’semployment with the Company or the Bank is terminated prior to the date on which Change of Control occurs, and if the termination of employment (a) was at the request or suggestion of a 3rd party who has taken steps reasonably caculated to effect the Change of Control or (b) otherwise arose in connection with or in anticipation of the Change of Control, or (ii) Executive has terminated his employment with Company and/or Bank for Good Cause prior to Change of Control, then Executive shall be entitled to the Income Protection Benefits and all other rights and privileges provided by this Agreement.

        6.       Successors, Binding Agreements.

a)	Any purchaser, successor or assign (whether direct or indirect), to or of all, substantially all, or any material part of the business, properties and assets of the Bank and/or the Company shall be bound by the terms of this Agreement, and the Bank and the Company shall require any such purchaser, successor or assign, by agreement in form and substance satisfactory to Executive, expressly, absolutely and unconditionally to assume and agree to perform this Agreement in the same manner and to the same extent that the Bank and the Company would be required to perform if no such succession or assignment had taken place.

b)	The Bank and the Company each hereby guarantee the timely payment and performance when due, of the other’s obligations under this Agreement.

c)	This Agreement shall inure to the benefit of and be enforceable by the Executive’s personal and legal representatives, executives, administrators, successors, heirs, distributes, devisees and legatees.

        7.       Notices. Notices under this Agreement shall be in writing and shall be deemed given when hand delivered or three (3) days after being mailed by United States registered or certified mail, return receipt requested, postage prepaid, as follows:

If to the Company or the Bank: If to the Executive:	Fentura Bancorp, Inc. One Fenton Square PO Box 725 Fenton, MI 48430-0725 ____________________ ____________________ ____________________

        or to such other address as either party may designate.

        8.       At Will Preserved. This Agreement is intended only to provide an economic benefit for Executive if his employment with the Bank or the Company is terminated under the circumstances described herein. Even though this economic benefit may be payable, Executive’s employment with the Bank and the Company shall continue to be “at will,” and the Bank, the Company or the Executive may terminate Executive’s employment with the Bank or the Company at any time, with or without cause. Further, the existence of this Agreement and the economic benefits herein provided shall not contradict, override, supersede or in any way detract ~m or affect the “at will” employment status of any other employee of the Bank or the Company. The employment terms set forth in the Bank’s employee handbook or employee manual, as they may be in effect from time to time, shall control.

        9.       Miscellaneous.

a)	Modification; Waiver. This Agreement may be modified, waived or discharged only in, and limited to the extent specifically set forth in, a written document signed by the Executive and the Company.

b)	Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the vahdity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

c)	Governing Law. This Agreement shall be governed in all respects according to the laws of the State of Michigan.

COMPANY FENTURA BANCORP, INC., a Michigan corporation By __________________________________ BANK: THE STATE BANK By __________________________________ EXECUTIVE: ______________________________________

EXHIBIT 10.11

THE STATE BANK
INCENTIVE SUPPLEMENTAL EXECUTIVE
RETIREMENT AGREEMENT

        THIS AGREEMENT, effective __________________, is made this ____ day of __________________, by and between _____________________, ____________________________, located in ________________________ (the “Bank”), and __________________________ (the “Executive”).

INTRODUCTION

        To encourage the Executive to remain an employee of the Bank, the Bank is willing to provide supplemental retirement income to the Executive as set forth herein. The Bank will pay the benefits from its general assets.

AGREEMENT

        The Executive and the Bank agree as follows:

Article I
Definitions

1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

1.1.1 “Change of Control” means one or more of the following events that is followed within twelve (12) mouths by the Executive’s Termination of Employment for reasons other than death, Disability or attainment of the Normal Retirement Date: (i) the acquisition, directly, indirectly and/or beneficially, by any person or group, of more than fifty percent (50%) of the voting securities of the Company or the Bank, (ii) the occurrence of any event at any time during any two (2) year period which results in a majority of the Board of Directors of the Company or the Bank being comprised of individuals who were not members of such Board at the commencement of that two (2) year period (the “Incumbent Board”); provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s or the Bank’s shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose any such individual whose initial assumption of the office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Incumbent Board, (iii) a sale of all or substantially all of the assets of the Company or the Bank to another entity, or (iv) a merger or reorganization of the Company or the Bank with another entity.

1.1.2 "Code" means the Internal Revenue Code of 1986, as amended.

1.1.3 "Company" means Fentura Bancorp, Inc., a registered bank holding company under the Bank Holding Company Act of 1956, as amended.

1.1.4 “Disability”means, if the Executive is covered by a Bank sponsored disability policy, total disability as defined in such policy without regard to any waiting period. If the Executive is not covered by such a policy, Disability means the Executive suffering a sickness, accident or injury which, in the judgment of a physician satisfactory to the Bank, prevents the Executive from performing substantially all of the Executive’s normal duties for the Bank. As a condition to receiving any Disability benefits, the Bank may require the Executive to submit to such physical or mental evaluations and tests, as the Bank’s Board of Directors deems appropriate.

1.1.5 “Extraordinary Items”means those items recognized by Generally Accepted Accounting Principles as extraordinary that substantially affect shareholder equity and/or the Bank’s assets. Examples of such items are stock redemptions, mergers, acquisitions, stock splits and other items of that nature. The Bank’s Board of Directors, in its sole discretion, may designate other items of income or expense as extraordinary.

1.1.6 "Normal Retirement Age" means the Executive's 65th birthday.

1.1.7 “Normal Retirement Date”means the later of the Normal Retirement Age or Termination of Employment.

1.1.8 "Plan Year" means the calendar year.

1.1.9 “Projected Final Salary”means the gross annual base salary payable to the Executive at the Normal Retirement Date. The Projected Final Salary is calculated by taking the Executive’s current annual salary of $115,000 and increasing it annually by 3% until the Normal Retirement Date.

1.1.10 “Return On Equity”means the Bank’s after tax net income at the end of the most recent fiscal year, adjusted for Extraordinary Items, divided by the Bank’s average equity for the fiscal year, as determined by the Bank’s independent auditor based upon certified financial statements for the pertinent year.

1.1.11 “Targeted Benefit”means an annual benefit equal to 20% of Projected Final Salary payable monthly for fifteen (15) years.

1.1.12 “Termination of Employment”means the Executive ceasing to be employed by the Bank for any reason whatsoever, voluntary or involuntary, other than by reason of an approved leave of absence.

Article 2
Annual Incentive Award

2.1 Annual Incentive Award. The Return On Equity (the “ROE”) determined as of December 31 of each Plan Year shall determine the Executive’s Annual Incentive Award Percentage, in accordance with the following chart:

Incentive Award Percentage    Prior Year ROE Performance

70%	3% or more below BEAT
80%	2% below BEAT but less than 3% below
90%	BEAT
100%	less than BEAT but less than 2% below
110%	BEAT
120%	Board Established Annual Target ("BEAT")
130%	greater than the BEAT but less than 2% above BEAT 2% above BEAT but less than 3% above BEAT 3% or more above BEAT

The above chart may be reviewed and adjusted annually by the Bank’s Board of Directors ii its sole discretion. The Annual Incentive Award is calculated (as indicated in Section 2.2) by determining the appropriate annual accrual for the Targeted Benefit multiplied by the applicable Incentive Award Percentage as set forth above.

2.2 Annual IncentiveAward. On December 31 of each Plan Year, the Bank shall determine the Executive’s Annual Incentive Award for the just completed Plan Year and shall credit such amount to the Executive’s Retirement Account (the “Retirement Account”) as follows:

Annual Incentive Award = Base Salary for the just completed year X Incentive Award Percentage (from Section 2.1) based upon ROE Performance (see Section 1.1.10) verses Target (see Section 2.1).

2.3 Annual Incentive Award Illustration. The attached EXHIBIT A — INDIVIDUAL PLAN ACCOUNTING illustrates the supplemental retirement benefit projections based upon the account variables and assumptions.

Article 3
Retirement Account

3.1 Establishing and Crediting. TheBank shall establish a Retirement Account as of November 1, 1999 on its books for the Executive, and shall credit annually to the Retirement Account the following amounts:

3.1.1 Annual Incentive Award. The Incentive Award as determined under Article 2.

3.1.2 Interest. On December 31 of each Plan Year and immediately prior to the payment of any benefits, interest is tobe credited on the Retirement Account balance since the preceding credit under this Section 3.1.2, if any, at an annual rate equal to the rolling three-year average of the Bank’s ROE compounded monthly.

3.2 Statement of Accounts. The Bank shall provide to the Executive, within sixty (60) days after the end of each Plan Year this Agreement is in effect, a statement setting forth the current Retirement Account balance.

3.3 Accounting Device Only. The Retirement Account is solely a device for measuring amounts to be paid under this Agreement. The Retirement Account is not a trust fund of any kind. The Executive is a general unsecured creditor of the Bank for the payment of benefits. The benefits represent the mere Bank promise to pay such benefits. The Executive’s rights to the Retirement Account are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Executive’s creditors.

Article 4
Lifetime Benefits

4.1 Normal Retirement Benefit. Upon the Normal Retirement Date, the Bank shall pay to the Executive the benefit described in this Section 4.1 in lieu of any other benefit under this Agreement.

4.1.1 Amount of Benefit The benefit under this Section 4.1 is the Retirement Account balance at the Normal Retirement Date.

4.1.2 Payment of Benefit. The Bank shall pay the benefit to the Executive in one hundred and eighty (180) equal monthly installments commencing on the first day of the month following the Normal Retirement Date. On December 31 of each Plan Year, the Bank shall credit interest at the annual rate equal to the long-term corporate bond rate determined as of the Normal Retirement Date, compounded monthly, on the remaining Retirement Account balance during any applicable installment period.

4.2 Early Termination Benefit. Upon Termination of Employment prior to the Normal Retirement Age for reasons other than death, Change of Control or Disability, the Bank shall pay to the Executive the benefit described in this Section 4.2 in lieu of any other benefit under this Agreement.

4.2.1 Amount of Benefit. The benefit under this Section 4,2 is the Retirement Account balance at Termination of Employment multiplied by the applicable percentage from the following table based on the Executive’s age:

Executive's Age at Termination of Employment 55 56 57 58 59 60	Applicable Percentage 50% 60% 70% 80% 90% 100%

4.2.2 Payment of Benefit. The Bank shall pay the benefit to the Executive in one hundred and eighty (180) equal monthly installments commencing on the first day of the month following Termination of Employment or, if elected by the participant before the first payment is payable hereunder, any later date but in no event later than the Normal Retirement Date. On December 31 of each Plan Year, the Bank shall credit interest at the annual rate equal to the long-term corporate bond rate determined as of the Termination of Employment, compounded monthly, on the remaining Retirement Account balance during any applicable installment period.

4.3 Disability Benefit. If theExecutive terminates employment due to Disability prior to the Normal Retirement Age, the Bank shall pay to the Executive the benefit described in this Section 4.3 in lieu of any other benefit under this Agreement.

4.3.1 Amount of Benefit. The benefit under this Section 4.3 is the Retirement Account balance at Termination of Employment.

4.3.2 Payment of Benefit. The Bank shall pay the benefit to the Executive in one hundred and eighty (180) equal monthly installments commencing on the first day of the month following Termination of Employment or, if elected by the participant before the first payment is payable hereunder, any later date but in no event later than the Normal Retirement Date. On December 31 of each Plan Year, the Bank shall credit interest at an annual rate equal to the long-term corporate bond rate determined as of Termination of Employment, compounded monthly, on the remaining Retirement Account balance during any applicable installment period.

4.4 Change of Control Benefit. Upon a Change of Control, the Bank shall pay to the Executive the benefit described in this Section 4.4 in lieu of any other benefit under this Agreement.

4.4.1 Amount of Benefit. The benefit under this Section 4.4 is the benefit calculated under Section 4.1 as if the date of the Change of Control were the Normal Retirement Date.

4.4.2 Payment of Benefit. The Bank shall pay the benefit to the Executive in a lump sum within sixty (60) days after Termination of Employment. Such payment amount shall be grossed up to cover all personal income taxes.

Article 5
Death Benefits

5.1 Death During Active Service. If the Executive dies prior to Termination of Employment, the Bank shall pay to the Executive’s beneficiary the benefit describedinthis Section 5.1 in Lieu of the Lifetime Benefits of Article 4.

5.1.1 Amount of Benefit. The benefit under Section 5.1 shall be the greater of the Retirement Account balance (100% vested upon death) or $335,356.

5.1.2 Payment of Benefit. The Bank shall pay the benefit to the beneficiary in one hundred and eighty (130) equal monthly installments commencing on the first day of the month following the Executive’s death. On December 31 of each Plan Year, the Bank shall credit interest at an annual rate equal to the long-term corporate bond rate determined as of the Executive’s death, compounded monthly, on the remaining Retirement Account balance during any applicable installment period.

5.2 Death During Benefit Period. Ifthe Executive dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Bank shall pay the remaining benefits to the Executive’s beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

5.3 Death After Termination of Employment Rut Before Benefit Payments Commence. If the Executive is entitled to benefit payments under this Agreement, butdies prior to the commencement of said benefit payments, the Bank shall pay the benefit payments that the Executive was entitled to prior to death to the Executive’s beneficiary except that the benefit payments shall commence on the first day of the month following the date of the Executive’s death.

Article 6
Beneficiaries

6.1 Beneficiary Designations. The Executiveshall designate a beneficiary by filing a written designation with the Bank. The Executive may revoke or modify the designation at any rime by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Bank during the Executive’s lifetime. The Executive’s beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be madeto the Executive’s estate.

6.2Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bank may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bank may require proof of incompetence, minority or guardianship, as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bank from all liability with respect to such benefit.

Article 7
General Limitations

7.1 Excess Parachute Payment. Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this Agreement to the extent the benefit would create an excise tax under the excess parachute rules of Section 280G of the Code.

7.2 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this Agreement if theBank terminates the Executive’s employment based on:

        (a)        Willful and continuing failure by the Executive to substantially perform his duties with the Bank or the Company (other than any such failure resulting from the Executive’s death or Disability) and which is not remedied in a reasonable period of time after receipt by Executive of written notice from the Bank specifying the duties the Executive has failed to perform;

        (b)        Willful and continued engaging by Executive in gross misconduct that is materially injurious to the Bank or the Company and which is not ceased within a reasonable period of time after receipt by Executive of written notice from the Bank specifying the misconduct and the injury; or

        (c)        An adjudication of the Executive’s guilt of any crime involving a serious and substantial breach of the Executive’s fiduciary duties to the Bank. No act or failure to act on the Executive’s part shall be considered “willful” unless done, or omitted to be done, by him in bad faith and without reasonable belief that his action or omission was in the best interest of the Bank or the Company.

7.3 Suicide. Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this Agreement if the Executive commits suicide within two yearsafter the date of this Agreement, or if the Executive has made any material misstatement of fact on any application for life insurance purchased by the Bank under this Agreement.

Article 8
Claims and Review Procedures

8.1 Claims Procedure. TheBank shall notify any person or entity that makes a claim against the Agreement (the “Claimant”) in writing, within ninety (90) days of Claimant’swrittenapplication for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Bank determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim and a description of why it is needed, and (4) an explanation of the Agreement’s claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes tohave the claim reviewed. If the Bank determines that there are special circumstances requiring additional time to make a decision, the Bank shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety (90) days.

8.2 Review Procedure. If the Claimant is determined by the Bank not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Bank by filing a written petition for review with the Bank within sixty (60) days after receipt of the notice issued by the Bank. Said petition shall state the specific reasons, which the Claimant believes, entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Bank of the petition, the Bank shall afford the Claimant (and counsel, if any) an opportunity to present his or her position to the Bank verbally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Bank shall notify the Claimant of its decision in writing within the sixty (60) day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement ox’ which the decision is based. If, because of the need for a hearing, the sixty (60) day period is notsufficient, the decision may be deferred for up to another sixty (60)days at the election of the Bank, but notice of this deferral shall be given to the Claimant.

Article 9
Amendments and Termination

        This Agreement may be amended or terminated only by a written agreement signed by the Bank and the Executive.

Article 10
Miscellaneous

10.1 Binding Effect. This Agreement shall bind the Executive and the Bank. and their beneficiaries, survivors, executors, successors, administrators and transferees.

10.2 No Guarantee of Employment. This Agreement is not an employment policy orcontract. It does not give the Executive the right to remain an employee of the Bank, nor does it interfere with the Bank’s right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive’s right to terminate employment at any time.

10.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

10.4 Reorganization. The Bank shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm, or person unless such succeeding or continuing company, firm, or person agrees to assume and discharge the obligations of the Bank under this Agreement. Upon the occurrence of such event, the term “Bank” as used in this Agreement shall bedeemed to refer to the successor or survivor company.

10.5 Tax Withholding. The Bank shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

10.6 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the State of Michigan, except to the extent preempted by the laws of the United States of America.

10.7 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Bank for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bank to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge. Encumbrance, attachment, or garnishment by creditors. Any insuranceon the Executive’s life purchased by the Bank under this Agreement is a general asset of the Bank towhich the Executive and beneficiary have no preferred or secured claim.

10.8 Entire Agreement. This Agreement constitutes the entire agreement between the Bank and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

EXHIBIT 10.12

FENTURA FINANCIAL, INC.
NONQUALIFIED DEFERRED COMPENSATION PLAN

        Effective January 1, 2004, Fentura Financial, Inc., a Michigan corporation, (the “Company”) hereby adopts the Fentura Financial, Inc. Nonqualified Deferred Compensation Plan (the ‘Plan”) for the purpose of providing deferred compensation to certain officers of the Company and its affiliates.

1. Administration

        The Plan shall be authorized by the Company’s Board of Directors and administered by the Board’s Compensation Committee (hereinafter “Committee”). Subject to the provisions of the Plan, the Committee shall have exclusive power to determine the amount of deferred compensation to be granted hereunder, the officers eligible for grants and the time or times when deferred compensation will be granted.

        The Committee shall have authority to interpret the Plan, to adopt and revise rules and regulations relating to the Plan, to determine the conditions subject to which any deferred compensation may be made or payable, and to make any other determinations which it believes necessary or advisable for the administration of the Plan. Determinations by the Committee shall be made by majority vote and shall be final and binding on all parties with respect to all matters relating to the Plan

2. Grants

        Deferred compensation shall be granted in the Committee’s sole discretion to such officers of the Company and its affiliates who shall hereafter be referred to as the “Participant,” in accordance with the following method. The Committee will review the financial performance of the Company and its affiliates on an annual basis following the end of (he calendar year. Deferred compensation may then be granted under the Plan in an amount of up to 5% of a Participant’s annual compensation. The percentage may vary from Participant o Participant and from year to year in the sole discretion of the Committee.

3. Account

        Deferred compensation granted to the Participant under the Plan shall be credited to a deferred compensation account (the “Account”) established and maintained for such Participant. The Account shall be the record of deferred compensation granted to him under the Plan, is solely for accounting purposes and shall not require a segregation of any Company assets. The Account shall be valued by the Committee in the manner provided in Section 6.

4. Vesting and Forfeiture of Deferred Compensation

        (a)        The Participant Shall vest in his Account according to the following schedule:

No. of Years of Service Credit 3 4 5 6 7	Vested Percentage 20% 40% 60% 80% 100%	Forfeited Percentage 80% 60% 40% 20% 0%

        (b)        Solely for purposes of determining vesting under the Plan, the Participant shall receive one Year of Service Credit for each year of service credited under the Fentura Financial, Inc. Employee Deferred Compensation and Stock Ownership Plan, including service earned prior to the Plan’s effective data

        (c)        Notwithstanding the provisions of Paragraph (a) above, all deferred compensation credited to a Participant’s Account shall be forfeited and of no value and void, arid no payment whatsoever shall be owing to the Participant in the event the Participant: (i) is convicted of or pleads no contest to either a felony or a misdemeanor showing moral turpitude; (ii) violates the Company’s Code of Conduct; (iii) violates the Company’s Conflict of Interest Policy; (iv) violates the Company’s Confidentiality and Shareholder Protection Agreement; (v) continues to perform his duties in an unacceptable manner alter receiving a thirty day written notice of his deficiencies; or (vi) engages in conduct that materially injures the Company. In addition, in the event payments have begun under the Plan, all remaining unpaid amounts shall be forfeited upon the occurrence of any of the foregoing events.

        (d)        Death or disability of the Participant shall not trigger full vesting.

5. Payment for Deferred Compensation

        (a)        Upon the termination of employment of the Participant and if the Participant has not forfeited his Account under Paragraph 4(c) above, the Participant shall be entitled to receive the vested amount in his Account in accordance with 5(b) below.

        (b)        Payment to the Participant of the amount set forth in paragraph 5(a) above will be made in equal annual installments each calendar year over a period of 10 years.

        Upon the death of the Participant, payment will be made, according to Paragraph 7 below, at the end of the calendar year of the Participant’s death.

        For reasons other than death, including disability, payment will be made or commence within 120 days after the end of the calendar year following the later of the date the Participant: (i) attains age 65; or (ii) terminates employment.

        The Committee shall have the sole discretion to deviate from the foregoing payment terms on a case by case basis.

6. Valuation of Account

        The deferred compensation credited w an Account shall be credited with interest at the end of each calendar year based on the U.S. Treasury 5 year rate in effect as of the end of said year. An annual statement will be issued to the Participant within a reasonable rime after the end of each calendar year which discloses the value and remaining balance of the Account.

7. Transferability

        The deferred compensation credited to the Account and any rights and privileges pertaining thereto, may not be transferred, assigned, pledged or hypothecated in any manner, by operation of law or otherwise, other than by will or by the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. If the Participant dies before the payment of all benefits under this Plan, the Company shall pay to his designated beneficiary the unpaid vested balance in the Account according to the same payment terms and payout period as were applicable to the Participant. If the designated beneficiary becomes entitled to payments hereunder and thereafter dies before all of the payments have been made by the Company, then the remaining payments shall be made to the estate of such designated beneficiary. The beneficiary referred to in this paragraph may be designated or changed by the Participant (without the consent of any prior beneficiary) on a form provided to the Company by the Participant before his death. If no such beneficiary shall have been designated, or if no designated beneficiary shall survive the Participant, the payment shall be made to the Participant’s estate.

8. Withholding

        The Company shall have the right to deduct from all amounts paid pursuant to the Plan any taxes required by law to be withheld with respect to such deferred compensation.

9. Miscellaneous Provisions

        (a)        No employee or other person shall have any claim or right to be granted deferred compensation under the Plan. Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of the Company or its affiliates or be construed as a contract of employment or a revision or amendment of any applicable personnel policies. In addition nothing contained in this Plan shall serve as a limitation of the right of the Company to discharge any of Its employees, with or without cause, subject to any separate written employment agreement.

        (b)        The Plan shall at all tines be entirely unfunded and no provision shall at any time be made with respect to segregating assets of the Company for payment of any benefits hereunder. No Participant or other person shall have any interest in any particular assets of the Company by reason of the right to receive a benefit under the Plan and any such Participant or other person shall have only the rights of a general unsecured creditor of the Company with respect to any rights under the Plan. Notwithstanding the foregoing, the Company may enter into a trust agreement (“Trust Agreement”), whereby the Company may agree to contribute to a trust (“Trust”) sums for the purpose of accumulating assets to fund benefit payments to the Participants hereunder. The Company may contribute amounts to the Trust from time to time hereafter as determined by the Board of Directors of the Company. Such Trust Agreement shall be substantially in the form of the model trust agreement set forth in Revenue Procedure 92-64, or any subsequent Internal Revenue Service Revenue Procedure, and shall include provisions required in such model trust agreement that all assets of the Trust shall be subject to the creditors of the Company in the event of insolvency. Any assets of the Trust remaining after all obligations hereunder with respect to the Participants have been satisfied shall be paid to the Company.

        (c)        Except when otherwise required by the context, any masculine terminology in this document shall include the feminine, and any singular terminology shall include the plural.

10. Amendment or Termination of the Plan

        The Board of Directors of the Company may alter or amend the Plan from time to time without obtaining approval of the shareholders of the Company. No amendment to the Plan may alter, impair or reduce the amount of deferred compensation already credited to an Account prior to the effective date of such amendment without the written consent of the Participant. Subject to the foregoing, the Company Board may terminate the plan at any time with or without notice.

11. Top-Hat Plan

        The benefits provided by the Plan may be considered a top-hat plan maintained primarily for the purpose of providing deferred compensation to executives of the Company and its affiliates, and that the notice required by Department of Labor regulations section 2520.104-23 will be filed by the Company as required by law.

12. Applicable Law.

This Plan shall be governed by the laws of the State of Michigan, including any conflicts of laws rules.

FENTURA FINANCIAL, INC. By: /s/ Donald Grill Its: President and CEO

EXHIBIT 10.13

FENTURA BANCORP, INC.

EMPLOYEE DEFERRED COMPENSATION AND STOCK OWNERSHIP PLAN

ARTICLE I - PURPOSE	1

ARTICLE II - DEFINITIONS	1
2.1 Definitions	1

ARTICLE III - PARTICIPATION AND SERVICE	13
3.1 Participation	13
3.2 Service	13
3.3 Participation and Service Upon Reemployment	14

ARTICLE IV - CONTRIBUTIONS AND FORFEITURES	15
4.1 Employer Contributions	15
4.2 Participant Elective Deferrals	18
4.3 After-Tax Contributions by Participants	24
4.4 Limitations on Employee and Matching Contributions	24
4.5 Final Disposition of Forfeitures	29
4.6 Rollover or Transfer Amount from Other Plans	29

ARTICLE V - ALLOCATIONS TO PARTICIPANTS' ACCOUNTS	31
5.1 Individual Accounts	31
5.2 Account Adjustments	33
5.3 Limitation on Allocations	35

ARTICLE VI - BENEFITS	40
6.1 Benefit Distributions	40
6.2 Normal Retirement, Early Retirement or Disability	41
6.3 Death	42
6.4 Termination for Other Reasons	42
6.5 Payment of Benefits	47
6.6 Distribution Restrictions	59
6.7 Waiver of Distribution Restrictions	62
6.8 Hardship Withdrawals of Elective Deferrals	64
6.9 Investment Direction	65

ARTICLE VII - PROVISIONS REGARDING EMPLOYER STOCK	66
7.1 Distribution of Cash Dividends	66
7.2 Voting Employer Stock	66
7.3 Diversification of Investments	66
7.4 Independent Appraisal of Employer Stock	67
7.5 Rights, Options and Restrictions on Employer Stock	67
7.6 Securities and Exchange Commission Approval	68
7.7 Special Rules for Pre-1987 Stock	69

ARTICLE VIII - TRUST FUND	69
8.1 Trust Contributions	69
8.2 Investment of Trust Assets	69

ARTICLE IX - ADMINISTRATION	71
9.1 Allocation of Responsibility Among Fiduciaries	71
9.2 Appointment of Committee	72
9.3 Claims Procedure	73
9.4 Records and Reports	73
9.5 Other Committee Powers and Duties	73
9.6 Rules and Decisions	74
9.7 Authorization of Benefit Payments	74
9.8 Application and Forms for Benefits	74
9.9 Indemnification	74

ARTICLE X - MISCELLANEOUS	75
10.1 Nonguarantee of Employment	75
10.2 Rights to Trust Assets	75
10.3 Nonalienation of Benefits	75
10.4 Discontinuance of Employer Contributions	76
10.5 Controlled Group of Corporations	76
10.6 Unclaimed Pension Checks	76
10.7 Correction of Errors	76
10.8 Construction	76
10.9 No Interest in Employer Affairs	76

ARTICLE XI - AMENDMENTS AND ACTION BY EMPLOYER	77
11.1 Amendments	77
11.2 Action by Employer	77
11.3 Amendment or Change of Vesting Schedule	77

ARTICLE XII - SUCCESSOR EMPLOYER, MERGER OR CONSOLIDATION	78
12.1 Successor Employer	78
12.2 Plan Assets	78

ARTICLE XIII - PLAN TERMINATION	78
13.1 Right to Terminate	78
13.2 Partial Termination	79
13.3 Liquidation of the Trust Fund	79
13.4 Manner of Distribution	79

ARTICLE XIV - TOP-HEAVY PLAN RESTRICTIONS	79
14.1 General Rule	79
14.2 Top-Heavy Test	79
14.3 Superseding Rules	81
14.4 Special Definitions	82
14.5 Effective Date	85

FENTURA BANCORP, INC.

EMPLOYEE DEFERRED COMPENSATION AND STOCK OWNERSHIP PLAN

ARTICLE I — PURPOSE

        Effective ___________________, Fentura Bancorp, Inc. established the Fentura Bancorp, Inc. Profit Sharing and Thrift Plan and effective ___________________, established the Fentura Bancorp, Inc. Employee Stock Ownership Plan and Trust Agreement to enable its eligible employees to acquire stock ownership interests in the Employer. Effective _____________________, the Plans have been merged. Therefore, the ESOP provisions of this Plan shall be effective on and after ___________________, and funds accumulated pursuant to this Plan and the Trust established hereunder will be invested primarily or totally in qualifying employer securities, as defined in Section 409(1) of the Internal Revenue Code and Section 407(d)(5) of ERISA, in the shares of common stock or preferred stock (meeting certain requirements of Fentura Bancorp, Inc. or an Affiliated Employer.

        The Plan is also designed to meet the general financing requirements of the Employer, including capital growth and transfers in the ownership of Fentura Bancorp, Inc. stock.

        The Plan has been amended and restated as the Fentura Bancorp, Inc. Employee Deferred Compensation and Stock Ownership Plan, and the Employer has adopted the amended and restated Plan effective as of _____________________.

        The Plan is a stock bonus plan and an employee stock ownership plan which is intended to meet the applicable requirements of Sections 401(a), 401(k), 501(a) and 4975(e)(7) of the Internal Revenue Code of 1986, as amended by the Small Business Job Protection Act, TRA ‘97, USERRA, GATT and RRA ‘98.

        The provisions of this Plan do not apply to Employees who terminate employment prior to the Effective Date. Unless otherwise indicated herein, the rights and benefits, if any, of an Employee who terminates employment prior to the Effective Date shall be determined in accordance with the prior provisions of the Plan in effect on the date of his employment termination.

ARTICLE II- DEFINITIONS

        2.1 Definitions: The following words and phrases shall, when used herein, have the following respective meanings unless their context clearly indicates otherwise:

(a) Acquisition Loan: A loan or other extension of credit used by the Trustee to finance the acquisition of Employer Stock.

(b) Actual Deferral Percentage or ADP:

(1) For a specified group of Participants for a Plan Year, the average of the ratios (calculated separately for each Participant in such group) of:

[a] the amount of Employer Contributions actually paid to the Trust on behalf of each such Eligible Participant for such Plan Year, to

[b] the Eligible Participant’s Compensation for such Plan Year.

(2) Employer contributions on behalf of any Participant shall include:

[a] any Elective Deferrals made pursuant to the Participant’s deferral election, including Excess Elective Deferrals of Highly Compensated Employees, but excluding:

[i] Excess Elective Deferrals of Non-Highly Compensated Employees that arise solely from Elective Deferrals made under the Plan or Plans of this Employer; and

[ii] Elective Deferrals that are taken into account in the Contribution Percentage test (provided the ADP test is satisfied both with and without exclusion of these Elective Deferrals); and

[b] at the election of the Employer, Qualified Nonelective Contributionsand Qualified Matching Contributions.

For purposes of computing Actual Deferral Percentages, an Employee who would be a Participant but for the failure to make Elective Deferrals shall be treated as a Participant on whose behalf no Elective Deferrals are made.

(3) The ADP for any Eligible Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have Elective Deferrals (and Qualified Nonelective Contributions or Qualified Matching Contributions, or both, if treated as Elective Deferrals for purposes of the ADP test) allocated to his or her accounts under two (2) or more plans or arrangements described in Code Section 40 1(k) that are maintained by the Employer shall be determined as if such Elective Deferrals (and, if applicable, such Qualified Nonelective Contributions or Qualified Matching Contributions, or both) were made under a single arrangement. If a Highly Compensated Employee participates in two (2) or more cash or deferred arrangements that have different Plan Years, all cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement. Notwithstanding the foregoing, certain plans shall be treated as separate if mandatorily disaggregated under regulations under Code Section 401(k).

(4) In the event that this Plan satisfies the requirements of Code Sections 401(k), 401(a)(4), or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such Code Sections only if aggregated with this Plan, then this section shall be applied by determining the ADP of employees as if all such plans were a single plan. For Plan Years beginning after December 31, 1989 plans may be aggregated in order to satisfy Code Section 40 1(k) only if they have the same Plan Year.

(c) Adjustment Factor: The cost of living adjustment factor prescribed by the Secretary of the Treasury under Code Section 4 15(d) for years beginning after December 31, 1987, as applied to such items and in such manner as the Secretary shall provide.

(d) Affiliated Employer: The Employer and any corporation which is a member of a controlled group of corporations (as defined in Code Section 4 14(b)) which includes the Employer; any trade or business (whether or not incorporated) which is under common control (as defined in Code Section 4 14(c)) with the Employer; any organization (whether or not incorporated) which is a member of an affiliated service group (as defined in Code Section 4 14(m)) which includes the Employer; and any other entity required to be aggregated with the Employer pursuant to regulations under Code Section 414(o).

(e) Annual Additions: With respect to each Plan Year, the sum of the following amounts allocated to a Participant’s account during the Limitation Year:

(1) Employer contributions,

(2) Employee contributions,

(3) Forfeitures, and

(4) Amounts allocated after March 31, 1984 to an individual medical account, as defined in Code Section 415(l)(2), which is part of a pension or annuity plan maintained by the Employer are treated as Annual Additions to a defined contribution plan. Also, amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits, allocated to the separate account of a key employee, as defined in Code Section 419A(d)(3), under a welfare benefit fund, as defined in Code Section 4 19(e), maintained by the Employer and allocations under a SEP which is maintained by the Employer are treated as Annual Additions to a defined contribution plan.

For this purpose, any excess amount applied under Sections 5.3(a)(1)-(4)or Section 5.3(b) in the Limitation Year to reduce Employer contributions will be considered Annual Additions for such Limitation Year.

Employee contributions shall not include Rollover or Transfer Amounts for purposes of this definition of Annual Additions.

The Annual Addition for any Limitation Year beginning before January 1, 1987 shall not be recomputed to treat all Employee contributions as an Annual Addition.

(f) Authorized Leave of Absence: Any absence authorized by the Employer under the Employer’s standard personnel practices provided that all persons under similar circumstances must be treated alike in the granting of such Authorized Leaves of Absence and provided further that the Participant returns within the period of authorized absence.

(g) Beneficiary: A person or persons (natural or otherwise) designated by a Participant in accordance with the provisions of Section 6.5 to receive any death benefit which shall be payable under this Plan.

(h) Break in Service: A twelve consecutive month period during which an Employee completes 500 or fewer Hours of Service shall constitute a Break in Service. A Break in Service will be measured on the same Eligibility Computation Period as is a Year of Service; provided however, for purposes of determining the Participant’s vested interest in the Plan, a Break in Service shall be measured on the same twelve consecutive month period as the Participant’s Vesting Computation Period.

(i) Committee: The Fentura Bancorp, Inc. Compensation and Employee Deferred Compensation and Stock Ownership Committee appointed by the Board of Directors in accordance with Article IX.

(j) Compensation: Compensation shall mean the total of all amounts paid to a Participant by the Employer for personal services determined on the same basis as reported on the Participant’s Federal Income Tax Withholding Statement (Form W-2).

The following rules shall apply for purposes of this definition:

(1) Any Employee pre-tax salary reduction contributions to a tax deferred annuity under Code Section 403(b) or to a cafeteria plan under Code Section 125 or to a deferred compensation plan under either of Code Sections 401(k) or 402(h)(1)(B) shall be included in Compensation for purposes hereof. For Plan Years beginning on or after January 1, 2001, any elective amounts that are not includible in the gross income of the Employee by reason of Code Section 132(fl(4) shall be included in Compensation for purposes hereof.

(2) Any benefits paid under this and any other deferred compensation plan and any qualified retirement plan shall be excluded from Compensation for purposes hereof.

(3) For purposes of Employer contributions under Section 4.1, Compensation shall include Compensation paid to the Participant for the entire Plan Year, regardless of when his participation in the Plan commenced.

(4) The annual Compensation of each Employee taken into account under the Plan shall not exceed the OBRA ‘93 annual compensation limit. The OBRA ‘93 annual compensation limit is $150,000, as adjusted by the Commissioner for increases in the cost of living in accordance with Code Section 401(a)(17)(B). The cost of living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, over which Compensation is determined (determination period) beginning in such calendar year. If a determination period consists of fewer than 12 months, the OBRA ‘93 annual compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

(5) Compensation shall be determined without regard to any rules under Code Section 3401(a) that limit the remuneration included in wages based on the nature or location of employment or service performed (such as the exception for agricultural labor in Code Section 340 1(a)(2)).

(6) The annual Compensation of each Participant taken into account in determining allocations for any Plan Year beginning after December 31, 2001, shall not exceed $200,000, as adjusted for cost-of-living increases in accordance with Code Section 401(a)(17)(B). Annual Compensation means Compensation during the Plan Year or such other consecutive 12-month period over which Compensation is otherwise determined under the Plan (the determination period). The cost-of-living adjustment in effect for a calendar year applies to annual Compensation for the determination period that begins with or within such calendar year.

(k) Disability: Disability means a physical or mental disorder resulting from a bodily injury or disease which renders a Participant incapable of engaging in any occupation or employment whatsoever for remuneration. The Committee shall determine in a uniform and nondiscriminatory manner and in its sole discretion on the basis of a certification by at least one physician whether an individual is Disabled as that term is defined in this Section 2. 1(k).

(l) Disqualified Person: Fiduciaries, a person providing services to the Plan, an Employer any of whose Employees are covered by the Plan, an employee organization any of whose members are covered by the Plan, an owner, direct or indirect, of 50% or more of the total combined voting power of all classes of voting stock or of the total value of all classes of the stock, or an officer, director, 10% or more shareholder, or a Highly Compensated Employee.

(m) Effective Date: Except as otherwise noted in this Plan, the Effective Date of this restated Plan shall be the first day of the first Plan Year beginning on or after January 1, 1997.

(n) Elective Deferral Account: The account maintained for the purpose of recording a Participant’s Elective Deferral Contributions and adjustments relating thereto.

(o) Elective Deferral Contributions or Elective Deferrals: The contributions made to the Plan during the Plan Year by the Employer at the election of the Participant in lieu of cash compensation. These contributions shall be made pursuant to an elective deferral agreement.

(p) Eligibility Computation Period: The 12 consecutive month period used to determine whether an Employee has completed a Year of Service or incurred a Break in Service for purposes of determining his or her eligibility to participate under Article III. The initial Eligibility Computation Period shall commence on the employment commencement date (the date on which the Employee first performs an Hour of Service). The Eligibility Computation Period thereafter shall be the same as a Plan Year, commencing with the Plan Year which includes the first anniversary of the Employee’s employment commencement date and succeeding Plan Years.

In the event that a reemployed Employee does not participate as of his reemployment date, said Employee’s Eligibility Computation Period shall commence on his reemployment commencement date (the date on which the reemployed Employee first performs an Hour of Service during his reemployment). The reemployment Eligibility Computation Period thereafter shall be the same as the Plan Year commencing with the Plan Year which includes the first anniversary of the Employee’s reemployment commencement date, and succeeding Plan Years.

(q) Employee: Any person who, on or after the Effective Date, is receiving remuneration as a common law employee for personal services rendered to the Employer (or who would be receiving such remuneration except for an Authorized Leave of Absence) or for personal services rendered to any other employer required to be aggregated with such Employer under Code Sections 414(b), (c), (m) or (o).

(r) Employee Contribution Account: The account maintained for a Participant to record his contributions and adjustments relating thereto.

(s) Employer: Fentura Bancorp, Inc., or its successor or successors. For purposes of Section 5.3, Employer also includes all members of a controlled group of corporations (as defined in Code Section 414(b) as modified by Code Section 415(h)), all commonly controlled trades or businesses (as defined in Code Section 414(c) as modified by Code Section 415(h))or affiliated service groups (as defined in Code Section 414(m)) of which the Employer is a part, and any other entity required to be aggregated with the Employer pursuant to regulations under Code Section 414(o).

(t) Employer Discretionary Contributions: Those discretionary Nonelective Contributions made pursuant to Section 4.1(b)(1).

(u) Employer Discretionary Contribution Account: The account maintained for a Participant to record his share of the Employer Discretionary Contributions made pursuant to Section 4.1(b)(1) and adjustments relating thereto.

(v) Employer Matching Contributions: Any contribution to the Plan made by the Employer for the Plan Year and allocated to a Participant’s account by reason of the Participant’s Employee Contributions or Elective Deferrals.

(w) Employer Matching Contribution Account: The account maintained for a Participant to record his share of the Employer Matching Contributions made pursuant to Section 4.1(b)(2) and adjustments relating thereto.

(x) Employer Stock: Shares of capital stock issued by the Employer or an Affiliated Employer, which must be voting common stock (or preferred stock convertible into voting common stock) and constitute “Employer Securities” under Code Section 409(1).

(y) Employer Stock Account: The account maintained for a Participant to record his share of the contributions of Employer Stock and adjustments relating thereto.

(z) ERISA: Public Law No. 93-406, the Employee Retirement Income Security Act of 1974, as amended from time to time.

(aa) Fair Market Value: The Fair Market Value of the Employer Stock, as determined for all purposes under the Plan pursuant to Section 7.4 of this Plan.

(bb) Fiduciaries: The Employer, the Committee, the Trustee, and any designated Investment Manager, but only with respect to the specific responsibilities of each for Plan and Trust administration, all as described in Section 9.1.

(cc) Financed Shares: Shares of Employer Stock acquired by the Trustee with the proceeds of an Acquisition Loan.

(dd) Forfeitures: The non-vested portion of a Participant’s Employer Discretionary Contribution Account and/or his Employer Matching Contribution Account (as the case may be) which is forfeited in accordance with Section 4.5.

(ee) Governing Board: The governing body of the Employer according to law and the Employer’s governing documents.

(ff) Highly Compensated Employee: Effective for years beginning after December 31, 1996, the term Highly Compensated Employee means any employee who:

(1) was a 5-percent owner at any time during the year or the preceding year, or

(2) for the preceding year had compensation from the Employer in excess of $80,000. The $80,000 amount is adjusted at the same time and in the same manner as under Code Section 415(d), except that the base period is the calendar quarter ending September 30, 1996. For purposes of this Section, compensation shall be compensation actually received within the meaning of Code Section 415(c)(3) without regard to Code Sections 125, 402(3)(3) and 402(h)(1)(B), and without regard to salary reduction contributions made under Code Section 403(b). For Plan Years beginning on or after January 1, 2001, any elective amounts that are not includible in the gross income of the employee by reason of Code Section 132(0(4) shall be included in compensation for purposes hereof. Thus compensation is not annualized for purposes of determining an Employee’s compensation during the determination year or the look-back year.

For this purpose the applicable year of the Plan for which a determination is being made is called a determination year and the preceding 12-month period is called a look-back year.

A former employee shall be treated as a highly compensated employee if such employee was a highly compensated employee when such employee separated from service or such employee was a highly compensated employee at any time after attaining age 55. For purposes of determining status as a highly compensated former employee, the rules applicable to determining highly compensated employee status as in effect for that determination year shall be applied.

In determining whether an employee is a Highly Compensated Employee for years beginning in 1997, the amendments to Code Section 414(q) stated above are treated as having been in effect for years beginning in 1996.

Special Rule: A Participant is a Highly Compensated Employee for a particular Plan Year if he or she meets the definition of a Highly Compensated Employee in effect for that Plan Year. Similarly, a Participant is a non-Highly Compensated Employee for a particular Plan Year if he or she does not meet the definition of a Highly Compensated Employee in effect for that Plan Year.

(gg) Hour of Service:

(1) Each hour for which an Employee is paid, or entitled to payment, for the performance of duties for the Employer. These hours shall be credited to the Employee for the computation period in which the duties are performed.

(2) Each hour for which an Employee is paid, or entitled to payment, by the Employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence. No more than 501 Hours of Service will be credited under this paragraph for any single continuous period (whether or not such period occurs in a single computation period). Hours under this paragraph will be calculated and credited pursuant to Section 2530.200b-2 of the Department of Labor Regulations which is incorporated herein by this reference.

(3) Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer. The same Hours of Service will not be credited both under paragraph (1) or paragraph (2), as the case may be, and under this paragraph (3). These hours shall be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made.

(4) Hours of Service shall be determined on the basis of actual hours for which an Employee is paid or entitled to payment.

(5) Where the Employer maintains the plan of a predecessor employer, service for such predecessor employer shall be treated as service for the Employer.

(6) Hours of Service will be credited for employment with other members of an affiliated service group (under Code Section 414(m)), a controlled group of corporations (under Code Section 414(b)), or a group of trades or businesses under common control (under Code Section 414(c)), of which the Employer is a member and any other entity required to be aggregated with the Employer pursuant to Code Section 414(o) and the regulations thereunder.

(7) Hours of Service will also be credited for any individual considered an Employee for purposes of this Plan under Code Section 414(n) or Code Section 414(o) and the regulations thereunder.

(8) Solely for purposes of determining whether a Break in Service (as defined in Section 2.1) has occurred in a computation period under the Plan, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or, in any case in which such hours cannot be determined, for 8 Hours of Service per day of such absence. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence:

[a] by reason of the pregnancy of the individual;

[b] by reason of a birth of a child of the individual;

[c] by reason of the placement of a child with the individual in connection with the adoption of such child by such individual; or

[d] for purposes of caring for such child for a period beginning immediately following such birth or placement.

The Hours of Service credited under this paragraph (8) shall be credited in the computation period in which the absence begins if the crediting is necessary to prevent a Break in Service in that period. In all other cases, Hours of Service credited under this paragraph shall be credited in the next following computation period.

(9) Hours of Service will be credited with respect to periods of qualified military service and family medical leave service as required by applicable law.

(hh) Income: The net gain or loss of the Trust Fund from investments, as reflected by interest payments, dividends, realized and unrealized gains and losses on securities, other investment transactions and expenses paid from the Trust Fund. In determining the Income of the Trust Fund for any period, assets shall be valued on the basis of their Fair Market Value.

(ii) Internal Revenue Code or Code: The Internal Revenue Code of 1986, as amended.

(jj) Leased Employee: Any person (other than an employee of the recipient) who, pursuant to an agreement between the recipient and any other person (“leasing organization”) has performed services for the recipient (or for the recipient and related persons determined in accordance with Code Section 414(n)(6)) on a substantially full time basis for a period of at least one year, and such services are performed under the primary direction or control of the service recipient. Contributions or benefits provided to a Leased Employee by the leasing organization which are attributable to services performed for the recipient Employer will be treated as provided by the recipient Employer.

A Leased Employee will not be considered an Employee of the recipient if the requirements of (1) and (2) below are met:

(1) Such employee is covered by a money purchase pension plan providing:

[a] a nonintegrated employer contribution rate of at least ten percent (10%) of compensation (as defined in Code Section 415(c)(3),but including amounts contributed by the employer pursuant to a salary reduction agreement which are excludible from the employee’s gross income under any of Code Sections 125, 402(e)(3), 402(h)(1)(B), 403(b) or, effective January 1, 2001, 132(0(4));

[b] immediate participation; and

[c] full and immediate vesting.

(2) Leased Employees do not constitute more than twenty percent (20%) of the recipient’s nonhighly compensated workforce.

(kk) Loan Suspense Account: The account to which Financed Shares are initially allocated. Financed Shares shall be released from the Loan Suspense Account in accordance with Section 5.1.

(ll) Nonhighly Compensated Employee: An Employee of the Employer who is not a Highly Compensated Employee.

(mm) Normal Retirement Age: For all purposes under this Plan, the Normal Retirement Age shall be 65 (not to exceed the later of age 65 or the fifth anniversary of the participation commencement date).

(nn) Other Investments Account: The account maintained for a Participant to record his share of contributions of Trust assets other than Employer Stock and adjustments relating thereto.

(oo) Participant: An Employee participating in the Plan in accordance with the provisions of Section 3.1.

(pp) Plan: The Fentura Bancorp, Inc. Employee Deferred Compensation and Stock Ownership Plan, the Plan set forth herein, as amended from time to time.

(qq) Plan Administrator: Fentura Bancorp, Inc.

(rr) Plan Year: The 12-month period commencing on January 1 and ending on December 31.

(ss) Qualified Matching Contributions: Matching contributions made by the Employer and allocated to a Participant’s Employer Matching Contribution Account and/or Qualified Matching Contribution Account that the Participant may not elect to receive in cash until distributed from the Plan; that are 100% vested and nonforfeitable when made; and that are not distributable under the terms of the Plan to Participants or their Beneficiaries earlier than the earliest of:

(1) retirement, death, disability, or separation from service of the Participant;

(2) attainment of age 59 ½ by the Participant;

(3) termination of the Plan without establishment of a successor plan;

(4) the events specified in Section 12.3 hereof; or

(5) for Plan Years beginning before January 1, 1989, upon hardship of the Participant.

In lieu of distributing Excess Contributions as provided in Section 4.2 or Excess Aggregate Contributions as provided in Section 4.4, the Employer may, as determined by the Governing Board, make Qualified Matching Contributions on behalf of Nonhighly Compensated Employees that are sufficient to satisfy either the ADP test or the ACP test, or both, pursuant to regulations under the Code.

In the event that the Employer Matching Contributions provided for in Section 4.1(b) meet all of the requirements of this Section, they shall be deemed to be Qualified Matching Contributions for purposes of the ADP and ACP tests.

(tt) Qualified Nonelective Contributions: Contributions (other than Matching Employer Contributions) made by the Employer and allocated to a Participant’s Employer Discretionary Contribution Account and/or Qualified Non-elective Contribution Account that the Participant may not elect to receive in cash until distributed from the Plan; that are 100% vested and nonforfeitable when made; and that are not distributable under the terms of the Plan to Participants or their Beneficiaries earlier than the earliest of:

(1) retirement, death, disability or separation from service of the Participant;

(2) attainment of age 59 ½ by the Participant;

(3) termination of the Plan without establishment of a successor plan;

(4) the events specified in Section 12.3 hereof; or

(5) for Plan Years beginning before January 1, 1989, upon hardship of the Participant.

In lieu of distributing Excess Contributions as provided in Section 4.2 or Excess Aggregate Contributions as provided in Section 4.4, the Employer may, as determined by the Governing Board, make Qualified Nonelective Contributions on behalf of Nonhighly Compensated Employees that are sufficient to satisfy either the ADP test or the ACP test, or both, pursuant to regulations under the Code.

In the event that the Employer Discretionary Contributions provided for in Section 4.1(a) meet all of the requirements of this Section, they shall be deemed to be Qualified Nonelective Contributions for purposes of the ADP and ACP tests.

In addition, a Participant may treat his or her Excess Contributions as an amount distributed to the Participant and then contributed by the Participant to the Plan. Recharacterized amounts will remain nonforfeitable. Amounts may not be recharacterized by a Highly Compensated Employee to the extent that such amount in combination with other Employee Contributions made by that employee would exceed any stated limit under the Plan on Employee Contributions.

Recharacterization must occur no later than 2 ½ months after the last day of the Plan Year in which such Excess Contributions arose and is deemed to occur no earlier than the date the last Highly Compensated Employee is informed in writing of the amount recharacterized and the consequences thereof. Recharacterized amounts will be taxable to the Participant for the Participant’s taxable year in which the Participant would have received them in cash.

(uu) Service: A Participant’s period of employment with the Employer determined in accordance with Section 3.2. Notwithstanding any provision of this Plan to the contrary, effective December 12, 1994 contributions, benefits and service credit with respect to qualified military service will be provided in accordance with Code Section 414(u).

(vv) Spouse or Surviving Spouse: The spouse or surviving spouse of the Participant, provided that a former spouse will be treated as the spouse or surviving spouse to the extent provided under a qualified domestic relations order as described in Code Section 4.14(p).

(ww) Transfer Account: The account maintained for a Participant to record amounts transferred to the Trust Fund pursuant to Section 4.6 and adjustments relating thereto.

(xx) Trust (or Trust Fund): The fund known as the Fentura Bancorp, Inc. Employee Deferred Compensation and Stock Ownership Trust, maintained in accordance with the terms of the trust agreement, as from time to time amended, which constitutes a part of this Plan and which is hereby incorporated by reference.

(yy) Trustee: The corporation or individual(s) appointed by the Governing Board of the Employer to administer the Trust.

(zz) Valuation Date: The last day of each Plan Year or such other date on which a valuation is made in the sole discretion of the Committee; provided, however, that valuations shall be performed at least annually.

(aaa) Vesting Computation Period: The 12 consecutive month period used to determine whether an Employee has completed a Year of Service for purposes of vesting. The Vesting Computation Period shall be the same as the Plan Year.

(bbb) Year of Service: A 12-consecutive month period during which an Employee has not less than 1,000 Hours of Service. Employment at either the beginning or the end of the applicable computation period shall not be determinative of whether a Year of Service has been completed, a Year of Service having been completed if the Employee has 1,000 or more Hours of Service at any time during the applicable computation period.

ARTICLE III — PARTICIPATION AND SERVICE

        3.1 Participation: All individuals who were Participants as of December 31, 2001 shall continue to participate in accordance with the terms of this amended and restated Plan. Any Employee whose participation in the Plan began in Plan Years beginning in 1997, 1998, 1999, 2000 or 2001 shall have participation determined in accordance with the terms of the Plan in effect on the date participation began. Any other Employee shall become a Participant as of the January 1, April 1, July 1 or October 1 thereafter (consistent with Code Section 410(a)(4)) coinciding with or next following the date on which the Employee has met the requirements set forth below. In no event will an Employee who has met the requirements et forth below be prevented from participating in the Plan after the earlier of the first day of the first Plan Year beginning after the date on which the requirements were satisfied or the date which is six months after the date on which the requirements were satisfied, unless the Employee separated from service and has not returned to employment prior to this date.

(a) The Employee has completed one Year of Service within any Eligibility Computation Period; and

(b) The Employee has attained 21 years of age (not to exceed age 21); and

(c) The Employee is employed by the Employer on said January 1 or July 1.

        3.2 Service: A Participant’s eligibility for benefits under the Plan shall be based on his period of Service, determined in accordance with this Section 3.2.

(a) Service Prior to the Effective Date for Continuing Participants: For a Participant as of the Effective Date who had been covered under the prior provisions of the Plan, the Participant’s Service credit under the Plan prior to the Effective Date shall be counted as Service.

(b) Service for Employees Participating From and After the Effective Date: Subject to the reemployment provisions of Section 3.3, an Employee shall accrue a Year of Service for each relevant Computation Period in which he has 1,000 or more Hours of Service.

        3.3 Participation and Service Upon Reemployment: If an Employee has a one-year Break in Service before satisfying the Plan’s requirement for eligibility, service before such Break will not be taken into account. Upon the reemployment of any person after the Effective Date who had previously been employed by the Employer prior to the Effective Date his rights upon reemployment shall be determined in accordance with the Plan in effect on the date of his employment termination. Upon the reemployment of any person after the Effective Date who had previously been employed by the Employer on or after the Effective Date, the following rules shall apply in determining his Participation in the Plan and his Service under Section 3.2:

(a) Participation: A former Participant shall become a Participant immediately upon his return to the employ of the Employer if such former Participant had a nonforfeitable right to all or a portion of his account balance derived from Employer contributions at the time of his termination.

        A former Employee who did not have a nonforfeitable right to any portion of his account balance derived from Employer contributions at the time of his termination shall be considered a new Employee, for eligibility purposes, if the number of consecutive one-year Breaks in Service equals or exceeds the greater of 5 or the aggregate number of Years of Service before such Break. If such former Employee’s Years of Service before his termination may not be disregarded under other provisions of this Plan in circumstances described in the preceding sentence, such Employee shall participate immediately upon his reemployment.

        In the event a Participant becomes ineligible to participate because he is no longer a member of an eligible class of Employees, but has not incurred a Break in Service, such Employee shall participate immediately upon his return to an eligible class of Employees. If such Participant incurs a Break in Service his eligibility to participate shall be determined pursuant to the two preceding paragraphs.

        In the event an Employee who is not a member of an eligible class of Employees becomes a member of the eligible class, such Employee shall participate immediately if such Employee has satisfied any minimum age and service requirements and would previously have become a Participant had he been in the eligible class.

(b) Service: In the case of a Participant who has 5 or more consecutive one year Breaks in Service, all service after such Breaks in Service will be disregarded for the purpose of vesting the Employer-derived account balance that accrued before such Breaks in Service. Such Participant’s pre-Break Service will count in vesting the post-Break Employer-derived account balance only if either:

(1) Such Participant had a nonforfeitable interest in the account balance attributable to Employer contributions at the time of separation from service; or

(2) Upon returning to service the number of consecutive one year Breaks in Service is less than the number of Years of Service.

Separate accounts will be maintained for the Participant’s pre-Break and post-Break Employer-derived account balance. Both accounts will share in the earnings and losses of the fund.

        In the case of a Participant who has fewer than 5 consecutive one year Breaks in Service, service shall be credited pursuant to Section 3.2 hereof.

        Notwithstanding the foregoing, for purposes of computing vested benefits under Section 6.4 in the case of any Employee who has any one-year Break in Service, Years of Service before such Break shall not be taken into account until the Employee has completed one Year of Service after his reemployment.

ARTICLE IV — CONTRIBUTIONS AND FORFEITURES

        4.1 Employer Contributions: All of the following types of Employer Contributions shall be made to the Plan without regard to current or accumulated earnings and profits for the taxable year or years in question. Notwithstanding the foregoing, the Plan shall continue to be designed to qualify as a profit sharing plan for purposes of Code Sections 401(a), 402, 412 and 417. In no event will the total of all contributions made by the Employer pursuant to this Section 4.1 exceed the maximum deductible amount permitted by the Internal Revenue Code of 1986, as amended, nor shall it exceed the maximum addition allowable for any Participant for such year as provided in Section 5.3. Notwithstanding any provision of this Plan to the contrary, contributions and benefits with respect to qualified military service will be provided in accordance with Code Section 414(u).

        Any contribution under Section 4.1(b) may be made in either cash or shares of Employer Stock. The Employer shall make contributions to the Trust Fund to the extent necessary to provide the Trustee with sufficient funds to pay any currently maturing obligations under any Acquisition Loan. Notwithstanding any provision of this Plan to the contrary, contributions and benefits with respect to qualified military service will be provided in accordance with Code Section 414(u).

        (a)        Elective Deferral Contributions: The Employer shall, for each Plan Year, contribute to the Trust Fund an amount equal to the total amount of contributions agreed to be made by it pursuant to elective deferral agreements under Plan Section 4.2 entered into between the Employer and Participants for said Plan Year. Contributions made by the Employer for a given Plan Year pursuant to elective deferral agreements under Section 4.2 shall be deposited in the Trust Fund no later than the earlier of (a) 30 days following the end of said Plan Year; or (b) the date the Employer files its federal income tax return for said Plan Year; or (c) such earlier date as is required by law or binding regulation. Any such contributions, once deposited in the Trust, shall remain in the Trust and will be administered according to the terms of this Plan.

(b) Nonelective Contributions:

(1) Employer Discretionary Contributions: The Employer may, for each Plan Year, contribute to the Trust Fund an amount as determined by resolution of the Governing Board adopted on or before the last day of each Plan Year, to be held and administered in Trust by the Trustee according to the terms of this Plan. This discretionary contribution will be made for any Participant who meets either of the following requirements:

[a] the Participant was employed by the Employer on the last day of the Plan Year to which the discretionary contribution relates and completes 1,000 Hours of Service in that Plan Year; or

[b] the Participant terminated employment with the Employer in the Plan Year to which the discretionary contribution relates, where such termination was:

[i] on account of the Participant’s death; or

[ii] on account of the Participant’s Disability; or

[iii] on or after the date on which the Participant attained the Normal Retirement Age.

All such Employer discretionary contributions shall be paid to the Trustee, and payment shall be made not later than the date prescribed by law for filing the Employer’s federal income tax return, including extensions which have been granted for the filing of such tax return.

        The Employer Discretionary Contribution for the Plan Year will be allocated for eligible Participants (as described in Section 4.1(b)(1)[a] and [b]) in the same proportion as each such Participant’s Compensation for the Plan Year bears to the total Compensation of all Participants for such Plan Year.

(2) Employer Matching Contributions: Subject to the limitations of Section 4.4, the Employer may, for each Plan Year, contribute to the Trust Fund a matching contribution based on the Elective Deferrals which are contributed by Participants. The amount of this matching contribution will be an amount equal to such amount for every dollar which the Participant contributes in the form of Elective Deferrals as is determined by resolution of the Governing Board adopted on or before the last day of each Plan Year. All such Employer Matching Contributions shall be deposited in the Trust Fund not later than the date prescribed by law for filing the Employer’s federal income tax return, including extensions which have been granted for the filing of such return. This matching contribution will be made for any Participant who made Elective Deferral Contributions during the Plan Year.

(3) Employer Safe Harbor Contributions: The provisions of this Section 4.l(b)(3) shall apply for Plan Years beginning on or after January 1, 2003, and any provisions relating to the ADP test described in Code Section 401(k)(3) or the ACP test described in Code Section 401 (m)(2) shall not apply for those Plan Years. To the extent that any other provision of the Plan is inconsistent with the provisions of this Section 4.l(b)(3), the provisions of this Section 4.1(b)(3) shall govern. Notwithstanding the foregoing, this Section may only apply to Plan Years beginning after December 31, 1998.

[a] Definitions:

[i] “ADP Test Safe Harbor” is the method described in Section 4.1(b)(2)[b] for satisfying the ADP test of Code Section 401(k)(3).

[ii] "ADP Test Safe Harbor Contributions" are Matching Contributions and nonelective contributions described in Section 4.1 (b)(2) [b].

[iii] “Compensation” is defined in Section 2.1 of the Plan, except, for purposes of this Section 4.1 (b)(3), no dollar limit, other than the limit imposed by Code Section 401(a)(17), applies to the Compensation of a Non-Highly Compensated Employee. However, for Plan Years in which the Plan is determined to be top-heavy in accordance with Article XIV hereof, Compensation shall include Compensation paid to the Participant for the entire Plan Year, regardless of when his participation in the Plan commenced. Solely for purposes of determining the Compensation subject to a Participant’s deferral election, the Employer may use an alternative definition to the one described in the preceding sentence, provided such alternative definition is a reasonable definition within the meaning of Regulation Section 1.4l4(s)-1(d)(2) and permits each Participant to elect sufficient Elective Deferrals to receive the maximum amount of Matching Contributions (determined using the definition of Compensation described in the preceding sentence) available to the Participant under the Plan.

[iv] “Eligible Employee” means an Employee eligible to make Elective Deferrals under the Plan for any part of the Plan Year or who would be eligible to make Elective Deferrals but for a suspension due to a hardship distribution described in Article VI of the Plan or to statutory limitations, such as Code Sections 402(g) and 415.

[v] “Matching Contributions” are contributions made by the Employer on account of an Eligible Employee’s Elective Deferrals.

[b] ADP Test Safe Harbor Contributions:

[i] The Employer will contribute for the Plan Year a Safe Harbor Matching Contribution to the Plan on behalf of each Eligible Employee equal to:

a. 100% of the amount of the Employee’s Elective Deferrals that do not exceed 3% of the Employee’s Compensation for the Plan Year, plus

b. 50%of the amount of the Employee’s Elective Deferrals that exceed 3% of the Employee’s Compensation but that do not exceed 5% of the Employee’s Compensation (“Basic Matching Contribution”).

[ii] The Participant’s accrued benefit derived from ADP Test Safe Harbor Contributions is nonforfeitable and may not be distributed earlier than separation from service, death, disability, an event described in Code Section 401(k)(10), or, in the case of a profit sharing plan, the attainment of age 59 ½. ADP Test Safe Harbor Contributions may not be distributed on account of financial hardship. In addition, such contributions must satisfy the ADP Test Safe Harbor without regard to permitted disparity under Code Section 401(1).

[c] Notice Requirement: At least 30 days, but not more than 90 days, before the beginning of the Plan Year, the Employer will provide each Eligible Employee a comprehensive notice of the Employee’s rights and obligations under the Plan, written in a manner calculated to be understood by the average Eligible Employee. If an Employee becomes eligible after the 90th day before the beginning of the Plan Year and does not receive the notice for that reason, the notice must be provided no more than 90 days before the Employee becomes eligible but not later than the date the Employee becomes eligible.

[d] Election Periods: In addition to any other election periods provided under the Plan, each Eligible Employee may make or modify a deferral election during the 30 day period immediately following receipt of the notice described in Section [c] above.

        4.2 Participant Elective Deferrals: Elective Deferral payroll deductions may commence as soon as administratively feasible after an individual becomes eligible for such deductions in accordance with Plan Section 3.1. A Participant may begin payroll deductions by electing to enter into a written elective deferral agreement with the Employer. Any such agreement may be amended in accordance with this Section 4.2. The terms of any such elective deferral agreement shall provide that the Participant agrees to accept a reduction in Compensation from the Employer equal to any amount consistent with rules adopted and uniformly administered by the Committee not to exceed such percent of said Compensation as the Committee deems appropriate. No Employee shall be permitted to have Elective Deferrals made under this Plan or any other qualified plan maintained by the Employer during any calendar year in excess of the dollar limitation contained in Code Section 402(g) in effect at the beginning of such taxable year. In the event any Participant’s Elective Deferrals exceed this limit, the Excess Deferral Amount shall be distributed to said Participant in the manner set forth in Section 4.2(g) below. Said Elective Deferrals may be made from the Participant’s periodic payroll checks or from any bonus compensation checks issued to the Participant as elected by the Participant in the elective deferral agreement. All such Elective Deferrals are subject to the approval of the Committee pursuant to rules adopted by and uniformly administered by the Committee. In consideration of such agreement, the Employer will make an Elective Deferral contribution to the Participant’s Elective Deferral Account on behalf of the Participant for such year in an amount equal to the total amount by which the Participant’s Compensation from the Employer was reduced during the Plan Year pursuant to the elective deferral agreement.

        Amounts credited to a Participant’s Elective Deferral Account shall be 100% vested and nonforfeitable at all times. If a Participant enters into an elective deferral agreement with the Employer for a given Plan Year, his Compensation for such Plan Year for all other purposes of this Plan, unless otherwise noted, shall be equal to his Compensation before application of the elective deferral agreement.

        The following additional rules shall apply to the elective deferral agreement:

(a) Elective deferral agreements and amendments to elective deferral agreements shall not be made retroactively and shall be effective in accordance with administrative procedures adopted by the Committee.

(b) The Employer may amend or revoke its elective deferral agreement with any Participant at any time if the Employer determines that such revocation or amendment is necessary to ensure that a Participant’s Annual Additions for any Plan Year will not exceed the limitations of Plan Section 5.3for such Plan Year.

(c) If the Actual Deferral Percentage in a Plan Year for Eligible Participants who are Highly Compensated Employees for the Plan Year is larger than the greater of:

(1) the ADP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year multiplied by 1.25,or

(2) the ADP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year multiplied by 2, provided that the ADP for Eligible Participants who are Highly Compensated Employees does not exceed the ADP for Eligible Participants who are Nonhighly Compensated Employees by more than two (2) percentage points, then the deferral amount specified in the elective deferral agreements of the Highly Compensated Employees shall be reduced to the extent necessary so that the ADP for the group of Highly Compensated Employees is not more than the greater of (1) or (2) above. Such reduction shall be accomplished as set forth in Section 4.2(d) below.

For purposes of determining the ADP test, Elective Deferrals, Qualified Nonelective Contributions and Qualified Matching Contributions must be made before the last day of the twelve (12) month period immediately following the Plan Year to which contributions relate. In addition, the ADP for NHCEs for the prior year is determined taking into account only Elective Deferrals for NHCEs that were taken into account for purposes of the ADP test (and not the ACP test) under the current year method in the prior year and QNECs that were allocated to NHCEs’ accounts for the prior year, but that were not used to satisfy either the ADP test or the ACP test under the current year method for the prior year. Thus, the following contributions made for the prior year are disregarded: QNEC5 used to satisfy either the ADP or ACP test under the current year testing method for the prior year, Elective Deferrals taken into account for purposes of the ACP test, and all QMACS. These limitation rules regarding double counting do not apply for testing years beginning before January 1, 1999.

The Employer shall maintain records sufficient to demonstrate satisfaction of the ADP test and the amount of Qualified Nonelective Contributions or Qualified Matching Contributions, or both, used in such test.

The current year testing method contained in this Section 4.2(c) is effective for Plan Years beginning on or after January 1, 1999. The prior year testing method contained in the prior Plan shall apply for all Plan Years beginning before January 1, 1999.

The adjustments described above in this subsection (c) shall not apply for Plan Years beginning on or after January 1, 2003, because the formula described in Plan Section 4.1 meets the requirements of Code Section 401(k)(12).

(d) Any adjustment to Elective Deferral amounts determined under paragraph (c) above shall be made by one or both of the following means:

(1) First, the elective deferral agreement of such Participant shall be amended to reduce the contribution set forth therein so that the total amount of Elective Deferral Contributions for such Participant for the Plan Year does not exceed the maximum amount determined under paragraph (c) above.

(2) Next, any Excess Contributions, plus any income and minus any loss allocable thereto, shall be distributed no later than the last day of each Plan Year to Participants to whose accounts such Excess Contributions were allocated for the preceding Plan Year. Excess Contributions are allocated to the Highly Compensated Employees with the largest amounts of Employer contributions taken into account in calculating the ADP test for the year in which the excess arose, beginning with the Highly Compensated Employee with the largest amount of such Employer contributions and continuing in descending order until all the Excess Contributions have been allocated. For purposes of the preceding sentence, the “largest amount” is determined after distribution of any Excess Contributions. If such excess amounts are distributed more than 2 ½ months after the last day of the Plan Year in which such excess amounts arose, a 10-percent excise tax will be imposed on the Employer maintaining the Plan with respect to such amounts.

Excess Contributions (including the amounts recharacterized) shall be treated as annual additions under the Plan.

Determination of Income or Loss: Excess Contributions shall be adjusted for any income or loss up to the date of distribution. The income or loss allocable to Excess Contributions allocated to each Participant is the sum of:

[a] income or loss allocable to the Participant’s Elective Deferral account (and, if applicable, the Qualified Non-Elective Contribution account or the Qualified Matching Contributions account or both) for the Plan Year multiplied by a fraction, the numerator of which is such Participant’s Excess Contributions for the year and the denominator is the Participant’s account balance attributable to Elective Deferrals (and Qualified Non-Elective Contributions or Qualified Matching Contributions, or both, if any of such contributions are included in the ADP test) without regard to any income or loss occurring during such Plan Year; and

[b] 10 percent of the amount determined under (1) multiplied by the number of whole calendar months between the end of the Plan Year and the date of distribution, counting the month of distribution if distribution occurs after the 15thof such month.

Accounting for Excess Contributions: Excess Contributions shall be distributed from the Participant’s Elective Deferral Account and Qualified Matching Contribution account (if applicable) in proportion to the Participant’s Elective Deferrals and Qualified Matching Contributions (to the extend used in the ADP test) for the Plan Year. Excess Contributions shall be distributed from the Participant’s Qualified Non-Elective Contribution account only to the extent that such Excess Contributions exceed the balance in the Participant’s Elective Deferral Account and Qualified Matching Contribution account.

Definition:

"Excess Contributions" shall mean, with respect to any Plan Year, the excess of:

[a] The aggregate amount of Employer contributions actually taken into account in computing the ADP of Highly Compensated Employees for such Plan Year, over

[b] The maximum amount of such contributions permitted by the ADP test (determined by hypothetically reducing contributions made on behalf of Highly Compensated Employees in order of the ADPs, beginning with the highest of such percentages).

The amount of Excess Contributions to be distributed under this Section 4.2 with respect to an Employee for a Plan Year is reduced by any Excess Elective Deferrals previously distributed to the Employee for the Employee’s taxable year ending with or within the Plan Year in accordance with Code Section 402(g)(2).

(e) For purposes of this Section 4.2 and for purposes of Section 2.1(b), the following definitions shall apply:

(1) Actual Deferral Percentage shall be as defined in Section 2. 1.

(2) Eligible Participant shall mean any Employee of the Employer who has met any age and service requirements of Section 3. 1.

(f) The determination and treatment of the Elective Deferrals, Qualified Nonelective Contributions and Actual Deferral Percentage of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

(g) If the amount of Elective Deferrals made by a Participant during any calendar year, when added to amounts deferred under other plans or arrangements described in Code Sections 401(k), 408(k), 403(b), 457 or 501(c)(18) exceed the limit imposed on the Participant by Code Section 402(g) for the year in which the deferral occurred, the Excess Deferral Amount and income allocable thereto shall be distributed not later than the April 15 following the calendar year in which the Excess Deferral Amount was contributed to the Plan, provided any such Participant files a claim for said Excess Deferral Amount in accordance with (2) below.

(1) For purposes of this Section 4.2(g), Excess Deferral Amount shall mean those elective deferrals allocated to a Participant under this Plan which are includible in the Participant’s gross income under Code Section 402(g) to the extent such Participant’s Elective Deferrals for a taxable year exceed the dollar limitation under such Code Section. Excess Elective Deferrals shall be treated as Annual Additions under the Plan, unless such amounts are distributed no later than the first April 15 following the close of the Participant’s taxable year.

(2) A Participant is deemed to notify the Committee of any Excess Elective Deferrals that arise by taking into account only those Elective Deferrals made to this Plan and any other plans of the Employer. Otherwise, any Participant’s claim for Excess Deferral Amounts shall:

[a] be in writing;

[b] be submitted to the Committee not later than March 1 following the calendar year in which the Excess Deferral Amount was contributed to the Plan;

[c] specify the Participant’s Excess Deferral Amount for the preceding calendar year; and

[d] be accompanied by the Participant’s written statement that if such amounts are not distributed, such Excess Deferral Amount will exceed the limit imposed on the Participant by Code Section 402(g) for the year in which the deferral occurred.

(3) The Excess Deferral Amount distributed to a Participant with respect to a calendar year shall be adjusted for income or loss up to the date of distribution. The income or loss allocable to Excess Deferral Amounts is the sum of:

[a] income or loss allocable to the Participant’s Elective Deferral Account for the taxable year multiplied by a fraction, the numerator of which is such Participant’s Excess Deferral Amount for the year and the denominator of which is the Participant’s account balance attributable to Elective Deferrals without regard to any income or loss occurring during such taxable year; and

[b] ten percent (10%) of the amount determined under [a] multiplied by the number of whole calendar months between the end of the Participant’s taxable year and the date of distribution, counting the month of distribution if distribution occurs after the 15th of such month.

(h) Elective Deferral amounts may be refunded to a Participant in accordance with Plan Section 5.3(a)(1).

(i) Special Rules:

(1) A Participant is a Highly Compensated Employee for a particular Plan Year if he or she meets the definition of a Highly Compensated Employee in effect for that Plan Year. Similarly, a Participant is a Non-Highly Compensated Employee for a particular Plan Year if he or she does not meet the definition of a Highly Compensated Employee in effect for that Plan Year.

(2) The ADP for any Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have Elective Deferrals (and Qualified Non-Elective Contributions or Qualified Matching Contributions, or both, if treated as Elective Deferrals for purposes of the ADP test) allocated to his or her accounts under two or more arrangements described in Code Section 401(k), that are maintained by the Employer, shall be determined as if such Elective Deferrals (and, if applicable, such Qualified Non-Elective Contributions or Qualified Matching Contributions, or both) were made under a single arrangement. If a Highly Compensated Employee participates in two or more cash or deferred arrangements that have different Plan Years, all cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement. Notwithstanding the foregoing, certain plans shall be treated as separate if mandatorily disaggregated under regulations under Code Section 401(k).

(3) In the event that this Plan satisfies the requirements of Code Sections 401(k), 401(a)(4), or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such Code sections only if aggregated with this Plan, then this section shall be applied by determining the ADP of employees as if all such plans were a single plan. Any adjustments to the Non-highly Compensated Employee ADP for the prior year will be made in accordance with Notice 98-1 and any superseding guidance, unless the Employer has elected to use the Current Year Testing method. Plans may be aggregated in order to satisfy Code Section 40 1(k) only if they have the same Plan Year and use the same ADP testing method.

(j) This section shall apply to contributions after December 31, 2001. All Employees who are eligible to make Elective Deferral Contributions under this Plan and who have attained age 50 before the close of the Plan Year shall be eligible to make catch-up contributions in accordance with, and subject to the limitations of Code Section 4 14(v). Such catch-up contributions shall not be taken into account for purposes of the provisions of the Plan implementing the required limitations of Code Sections 402(g) and 415. The Plan shall not be treated as failing to satisfy the provisions of the Plan implementing the requirements of Code Sections 401(k)(3), 401(k)(11), 401(k)(12), 410(b), or 416, as applicable, by reason of the making of such catch-up contributions. Elective Deferral Contributions made pursuant to this section shall not be eligible for Employer Matching Contributions described in Section Article 4. 1(b)(2) of the Plan.

        4.3 After-Tax Contributions by Participants: No after tax contributions to this Plan are permitted, except where a Participant elects to repay an Involuntary Cashout which occurs pursuant to Plan Section 6.4(c).

        4.4 Limitations on Employee and Matching Contributions:

(a) If required by applicable law, if the Average Contribution Percentage (the “ACP”) in a Plan Year for Eligible Participants who are Highly Compensated Employees is larger than the greater of:

(1) the ACP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year multiplied by 1.25, or,

(2) the ACP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year multiplied by 2, provided that the ACP for Eligible Participants who are Highly Compensated Employees does not exceed the ACP for Eligible Participants who are Nonhighly Compensated Employees by more than two (2) percentage points, the amount of Employee Contributions and Matching Employer Contributions of the Highly Compensated Employees shall be reduced to the extent necessary so that the ACP for the group of Highly Compensated Employees is not more than the greater of (1) or (2). Such reduction shall be accomplished as set forth in Section 4.4(d) below.

The current year testing method contained in this Section 4.4(a) is effective for Plan Years beginning on or after January 1, 1999. The prior year testing method contained in the prior Plan shall apply for all Plan Years beginning before January 1, 1999.

The adjustments described above in this Subsection (a) shall not apply for Plan Years beginning on or after January 1, 2003, because the formula described in Plan Section 4.1 meets the requirements of Code Section 401(m)(11).

(b) For purposes of this Section 4.4, the following definitions shall apply:

(1) Aggregate Limit shall mean the sum of:

[a] One hundred twenty-five percent (125%) of the greater of the ADP of the Nonhighly Compensated Employees for the Plan Year or the ACP of Nonhighly Compensated Employees under the Plan subject to Code Section 401(m) for the Plan Year beginning with or within the Plan Year of the CODA; and

[b] The lesser of two hundred percent (200%) or two (2) plus the lesser of such ADP or ACP.

(2) Average Contribution Percentage means the average of the Contribution Percentages of the Eligible Participants in a group.

(3) Contribution Percentage shall mean the ratio (expressed as a percentage) of a Participant’s Contribution Percentage Amounts to the Participant’s Compensation for the Plan Year (whether or not the Employee was a Participant for the entire Plan Year).

(4) Contribution Percentage Amounts shall mean the sum of the Employee Contributions, Matching Contributions and Qualified Matching Contributions (to the extent not taken into account for purposes of the ADP test) made under the Plan on behalf of the Participant for the Plan Year. Such Contribution Percentage Amounts shall not include Matching Contributions that are forfeited either to correct Excess Aggregate Contributions or because the contributions to which they relate are Excess Deferrals, Excess Contributions or Excess Aggregate Contributions. The Employer may include Qualified Nonelective Contributions in the Contribution Percentage Amounts. The Employer may also elect to use Elective Deferrals in the Contribution Percentage Amounts so long as the ADP test is met before the Elective Deferrals are used in the ACP test and continues to be met following the exclusion of those Elective Deferrals that are used to meet the ACP test. In any Plan Year in which the Employer has elected to sue the prior year testing method, Qualified Nonelective Contributions may not be used to satisfy the ACP test.

(5) Eligible Participant shall mean any Employee who was eligible to make an Employee Contribution, or an Elective Deferral (if the Employer takes such contributions into account in the calculation of the Contribution Percentage), or to receive a Matching Contribution or a Qualified Matching Contribution. If an Employee Contribution is required as a condition of participation in the Plan, any Employee who would be a Participant in the Plan if such Employee made such a contribution shall be treated as an eligible Participant on behalf of whom no Employee Contributions are made.

(6) Employee Contribution shall mean any contribution made to the Plan by or on behalf of a Participant that is included in the Participant’s gross income in the year in which made and that is maintained under a separate account to which earnings and losses are allocated.

(7) Matching Contribution shall mean an Employer contribution made to this or any other defined contribution Plan on behalf of a Participant on account of an Employee Contribution made by such Participant, or on account of a Participant’s Elective Deferral, under a plan maintained by the Employer.

(8) Excess Aggregate Contributions shall mean, with respect to any Plan Year, the excess of:

[a] the aggregate Contribution Percentage Amounts taken into account in computing the numerator of the Contribution Percentage actually made on behalf of Highly Compensated Employees for such Plan Year, over

[b] the maximum Contribution Percentage Amounts permitted by the ACP test (determined by reducing contributions made on behalf of Highly Compensated Employees in order of their Contribution Percentages beginning with the highest of such percentages).

(c) For purposes of this Section 4.4, the following special rules shall apply:

(1) If one or more Highly Compensated Employees participate in both a CODA and a plan subject to the ACP test maintained by the Employer, and the sum of the ADP and ACP of those Highly Compensated Employees subject to either or both tests exceeds the Aggregate Limit, then the ACP of those Highly Compensated Employees who also participate in a CODA will be reduced (beginning with such Highly Compensated Employee whose ACP is the highest) so that the limit is not exceeded. The amount by which each Highly Compensated Employee’s Contribution Percentage Amounts is reduced shall be treated as an Excess Aggregate Contribution. The ADP and ACP of the Highly Compensated Employees are determined after any corrections required to meet the ADP and ACP tests and are deemed to be the maximum permitted under such tests for the Plan Year. Multiple use does not occur if both the ADP and ACP of the Highly Compensated Employees does not exceed 1.25 multiplied by the ADP and ACP of the Nonhighly Compensated Employees. “Aggregate Limit” shall mean the sum of (i) 125 percent of the greater of the ADP of the Nonhighly Compensated Employees for the Plan Year or the ACP of Nonhighly Compensated Employees under the Plan subject to Code 40 1(m) for the Plan Year beginning with or within the Plan Year of the CODA and (ii) the lesser of 200 percent or 2 plus the lesser of such ADP or ACP. “Lesser” is substituted for “greater” in “(i)', above, and “greater” is substituted for “lesser” after ” 2 plus the” in “(ii)” if it would result in a larger Aggregate Limit.

(2) The Contribution Percentage for any Eligible Participant who was a Highly Compensated Employee for the Plan Year and who is eligible to have Contribution Percentage Amounts allocated to his or her account under two (2) or more plans described in Code Section 401(a) or arrangements described in Code Section 401(k) that are maintained by the Employer shall be determined as if the total of such Contribution Percentage Amounts was made under each plan. If a Highly Compensated Employee participated in two (2) or more cash or deferred arrangements that have different Plan Years, all cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement. Notwithstanding the foregoing, certain plans shall be treated as separate if mandatorily disaggregated under regulations under Code Section 401(m).

(3) In the event that this Plan satisfies the requirements of Code Sections 401(m), 401(a)(4) or 4 10(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such Code Sections only if aggregated with this Plan, then this Section 4.4 shall be applied by determining the Contribution Percentage of Eligible Participants as if all such plans were a single plan. For Plan Years beginning after December 31, 1989, plans may be aggregated in order to satisfy Code Section 401(m) only if they have the same Plan Year.

(4) For purposes of determining the Contribution Percentage test, Employee Contributions are considered to have been made in the Plan Year in which contributed to the Trust. Matching Contributions and Qualified Nonelective Contributions will be considered made for a Plan Year if made no later than the end of the twelve-month period beginning on the day after the close of the Plan Year.

(5) The Employer shall maintain records sufficient to demonstrate satisfaction of the ACP test and the amount of Qualified Nonelective Contributions or Qualified Matching Contributions, or both, used in such test.

(6) The determination and treatment of the Contribution Percentage of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

(7) In the event that this Plan satisfies the requirements of Code Sections 401(m), 401(a)(4) or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such Code sections only if aggregated with this Plan, then this section shall be applied by determining the Contribution Percentage of employees as if all such plans were a single plan. Any adjustments to the Nonhighly Compensated Employee ACP for the year will be made in accordance with Notice 98-1 and any superseding guidance, unless the Employer has elected to use the Current Year Testing method. Plans may be aggregated in order to satisfy Code Section 40 1(m) only if they have the same Plan Year and use the same ACP testing method.

(8) The ACP for NHCEs for the prior year is determined taking into account only:

[a] Employee contributions for those NHCEs for the prior year;

[b] Employer Matching Contributions for NHCEs that were taken into account for purposes of the ACP test (and not the ADP test) under the current year method in the prior year; and

[c] QNECs that were allocated to NHCEs’ accounts for the prior year, but that were not used to satisfy either the ADP test or the ACP test under the current year method for the prior year.

Thus, the following contributions made for the prior year are disregarded: QNECs used to satisfy either the ADP or ACP test under the current year testing method for the prior year, QMACs taken into account for purposes of the ADP test, and all Elective Deferrals. These limitation rules regarding double counting do not apply for testing years beginning before January 1, 1999.

(9) The multiple use test described in Treasury Regulation Section 1.401(m)-2 and Article IV of the Plan shall not apply for Plan Years beginning after December 31, 2001.

(d) Any Excess Aggregate Contributions, as determined pursuant to Section 4.4(a) above and Code Section 401(m)(6)(B), plus any income and minus any loss allocable thereto shall be forfeited, if forfeitable, or if not forfeitable, distributed not later than the last day of each Plan Year to Participants to whose accounts such Excess Aggregate Contributions were allocated for the preceding Plan Year. Excess Aggregate Contributions are allocated to the Highly Compensated Employees with the largest Contribution Percentage Amounts taken into account in calculating the ACP test for the year in which the excess arose, beginning with the Highly Compensated Employee with the largest amount of such Contribution Percentage Amounts and continuing in descending order until all the Excess Aggregate Contributions have been allocated. For purposes of the preceding sentence, the “largest amount” is determined after distribution of any Excess Aggregate Contributions. If such Excess Aggregate Contributions are distributed more than two and one-half (2 ½) months after the last day of the Plan Year in which such excess amounts arose, a ten percent (10%) excise tax will be imposed on the Employer maintaining the Plan with respect to those amounts. Excess Aggregate Contributions shall be treated as Annual Additions under the Plan.

Excess Aggregate Contributions shall be adjusted for any income or loss up to the date of distribution. The income or loss allocable to Excess Aggregate Contributions allocated to each Participant is the sum of:

(1) income or loss allocable to the Participant’s Employee Contribution Account, Employer Matching Contribution amount (if any, and if all such amounts are not used in the ADP test) and, if applicable, Qualified Nonelective Contribution amounts and Elective Deferral Account for the Plan Year multiplied by a fraction, the numerator of which is such Participant’s Excess Aggregate Contributions for the year and the denominator is the Participant’s account balance(s) attributable to Contribution Percentage Amounts without regard to any income or loss occurring during such Plan Year; and

(2) ten percent (10%) of the amount determined under (1) above multiplied by the number of whole calendar months between the end of the Plan Year and the date of distribution, counting the month of distribution if distribution occurs after the 15th of such month.

Notwithstanding the foregoing, the Committee may, pursuant to a uniform and nondiscriminatory written policy, adopt a different reasonable method of allocating income or loss to Excess Aggregate Contributions.

Excess Aggregate Contributions shall be forfeited, if forfeitable or distributed on a pro-rata basis from the Participant’s Employee Contribution Account, Matching Contribution Account, and Qualified Matching Contribution Account (and, if applicable, the Participant’s Qualified Non-Elective Contribution Account or Elective Deferral Account, or both). Amounts forfeited by Highly Compensated Employees under this Section 4.4 will be used to reduce future Employer contributions to the Plan.

        4.5 Final Disposition of Forfeitures: All nonvested amounts will be forfeited and used first to restore forfeited amounts required to be restored to reemployed Participants. Thereafter, forfeitures shall be allocated in the ratio that the Compensation of each Participant bears to that of all Participants as of the earlier of the last day of the Plan Year in which:

(a) distributions commence to the terminated Participant, or

(b) such Participant incurs his fifth consecutive one year Break in Service.

If a Participant receives a distribution pursuant to Section 6.4, and the Participant resumes employment covered under the Plan, the Participant’s Employer-derived account balance will be restored to the amount reflected therein on the date of distribution if the Participant repays to the Plan the full amount of the distribution attributable to Employer contributions before the earlier of five years after the first date on which the Participant is subsequently reemployed by the Employer, or the date the Participant incurs five consecutive one year Breaks in Service following the date of the distribution. If a Participant is deemed to receive a distribution pursuant to Section 6.4, and the Participant resumes employment covered under this Plan before the date the Participant incurs fiveconsecutive one year Breaks in Service, then the Employer-derived account balance of the Participant will be restored to the amount on the date of such deemed distribution as of the Participant’s reemployment date.

Notwithstanding the foregoing provisions of Section 4.5, forfeitures shall first be charged against a Participant’s Other Investments Account, with any remaining amount charged against his Employer Stock Account (at the current Fair Market Value of Employer Stock on the last day of the Plan Year in which the stock is forfeited). Financed Shares shall be forfeited only after other shares of Employer Stock have been forfeited.

        4.6 Rollover or Transfer Amount from Other Plans:

(a) If an Employee who is eligible to participate in the Plan (regardless of whether he has satisfied any age and/or service requirements of Section 3.1), has received or is entitled to receive a distribution from a plan which meets the requirements of Code Section 401(a) (the “Other Plan”), such Participant may, in accordance with procedures approved by the Committee, rollover or transfer the distribution from the Other Plan to the Trustee provided the following conditions are met:

(1) the rollover or transfer occurs on or before the 60th day following his receipt of the distribution from the Other Plan, or if such distribution had previously been deposited in an Individual Retirement Account (as defined in Code Section 408), the rollover or transfer occurs on or before the 60th day following his receipt of such distribution plus earnings thereon from the Individual Retirement Account;

(2) the distribution from the Other Plan is eligible for rollover treatment or transfer pursuant to the requirements of the Code and applicable regulations, including the requirements of Code Section 402(c) applicable to eligible rollover distributions.

The Committee shall develop such procedures, and may require such information from an Employee on whose behalf such a rollover or transfer is to be made, as it deems necessary or desirable to determine that the proposed rollover or transfer will meet the requirements of this Section. Upon approval of the Committee, the amount rolled over or transferred shall be deposited in the Trust Fund and shall be credited to a Transfer Account. Such account shall be 100% vested in the Employee, shall share in income allocations in accordance with Section 5.2(a), but shall not share in Employer contribution allocations. Upon termination of employment, the total amount of the Employee’s Transfer Account shall be distributed in accordance with Article VI.

Upon such a rollover or transfer by an Employee who is otherwise eligible to participate in the Plan but who has not yet completed any age and/or service requirements of Section 3.1, his Transfer Account shall represent his sole interest in the Plan until he becomes a Participant.

(b) The Trustee may accept a direct transfer of an account balance from any Other Plan on behalf of any Employee eligible to participate in the Plan (regardless of whether he has satisfied any age and/or service requirements of Section 3.1) according to such procedures and requirements as are imposed by the Committee in a nondiscriminatory manner in its sole discretion.

The Committee shall develop such procedures, and may require such information from an Employee on whose behalf such a transfer is to be made, as it deems necessary or desirable to determine that the proposed transfer will meet the requirements of this Section. Upon approval of the Committee, the amount transferred shall be deposited in the Trust Fund and shall be credited to a Transfer Account. Such account shall share in income allocations in accordance with Section 5.2(a),but shall not share in Employer contribution allocations. Upon termination of employment, the total amount of the Employee’s Transfer Account shall be distributed in accordance with Article VI.

Upon such a transfer by an Employee who is otherwise eligible to participate in the Plan but who has not yet completed any age and/or service requirements of Section 3.1, his Transfer Account shall represent his sole interest in the Plan until he becomes a Participant.

(c) In the case of any rollover or transfer of assets to this Plan from a Keogh plan, the Committee shall maintain records which enable the Committee to identify which portion of the Transfer Account is comprised of the Keogh plan amounts (and earnings thereon).

ARTICLE V — ALLOCATIONS TO PARTICIPANTS’ ACCOUNTS

        5.1 Individual Accounts:

(a) The Committee shall create and maintain adequate records to disclose the interest in the Trust of each Participant, former Participant and Beneficiary. Such records shall be in the form of individual accounts and credits and charges shall be made to such accounts in the manner herein described. When appropriate, a Participant shall have an Employee Contribution Account and an Employer Contribution Account. The Employee Contribution Account shall include an Elective Deferral Account, a Transfer Account, and an Employee After Tax Contribution Account. The Employer Contribution Account shall include an Employer Discretionary Contribution Account and an Employer Matching Contribution Account, a Qualified Non-elective Contribution Account, and a Qualified Matching Contribution Account. The above accounts may also include sub-accounts therein; an Employer Stock Account and an Other Investments Account. The maintenance of individual accounts is only for accounting purposes, and a segregation of the assets of the Trust Fund to each account shall not be required, except where a Participant directs the investment of accounts in accordance with Article VI below. Distributions and withdrawals made from any account shall be charged to the account as of the date paid. In no event will the amount allocated to any Participant’s accounts hereunder exceed the maximum addition allowable for such year as provided in Section 5.3.

(1) The Employer Stock Account maintained for each Participant will he credited annually with the Participant’s allocable share of Employer Stock (including fractional shares) purchased and paid for or contributed in kind, together with any Forfeitures of Employer Stock and with any stock dividends on Employer Stock allocated to his Employer Stock Account.

(2) The Other Investments Account maintained for each Participant will be credited annually with the Participant’s allocable share of [a] Employer contributions in cash, [b] any Forfeitures from a Participant’s Other Investments Account, and [c] net income (or loss) of the Trust attributable to Trust Assets, together with any cash dividends on Employer Stock allocated to the Participant’s Employer Stock Account (other than dividends distributed pursuant to Section 7.1. Such Other Investments Account will be debited for the Participant’s share of any cash payments made by the Trustee for the acquisition of Employer Stock or for the payment of any principal and/or interest on an Acquisition Loan, subject to Section 5.2(a).

(3) The Transfer Account maintained for a Participant will be credited with amounts rolled over or transferred to the Plan from another qualified plan or individual retirement account pursuant to Section 4.6.

The maintenance of individual accounts is only for accounting purposes, and a segregation of the assets of the Trust Fund to each account shall not be required. Distributions and withdrawals made from any account shall be charged to the account as of the date paid. In addition, the Committee shall maintain adequate records of the aggregate cost basis of each class of Employer Stock allocated to each Participant’s Accounts. The Committee shall also keep separate records of Financed Shares and of Employer Contributions (and any earnings thereon) made for the purpose of enabling the Trustee to repay any Acquisition Loan. From time to time, the Committee, in its discretion, may modify the accounting procedures for the purpose of achieving equitable and nondiscriminatory allocations among the Accounts of Participants in accordance with the general concepts of the Plan and applicable law.

(b) Loan Suspense Account: Any Financed Shares acquired by the Trust shall initially be credited to a Loan Suspense Account and will be allocated to the Employer Stock Accounts of Participants only as payments on the Acquisition Loan are made by the Trustee. The number of Financed Shares to be released from the Loan Suspense Account for allocations to Participants’ Employer Stock Accounts for each Plan Year shall be determined by the Committee (as of each Plan Year end) as described immediately below.

(1) Principal and Interest Rule: The number of Financed Shares held in the Loan Suspense Account immediately before the release (rounded upward to the nearest whole number of shares) for the current Plan Year shall be multiplied by a fraction, the numerator of which shall be the amount of principal and/or interest paid on the Acquisition Loan for that Plan Year, and the denominator of which shall be the sum of the numerator plus the total payments of principal and interest on that Acquisition Loan projected to be paid for all future Plan Years. For this purpose, the interest to be paid in future years is to be computed using the interest rate in effect as of the current Valuation Date. Projections of payments in future years shall be made by the Committee. If the collateral or suspense account includes more than one class of Employer Stock, the number of shares of each class to be released for the Plan Year must be determined by applying the same fraction to each class.

(2) Principal Only Rule: The Committee may elect (at the time an Acquisition Loan is incurred) or the provisions of the Acquisition Loan may provide for the release of Financed Shares from the Loan Suspense Account based solely on the ratio that the payments of principal for each Plan Year bear to the total principal amount of the Acquisition Loan. This method may be used only to the extent that: [a] the Acquisition Loan provides for annual payments of principal and interest at a cumulative rate that is not less rapid at any time than level annual payments of such combined amounts for ten years; [b] interest included in any payment on the Acquisition Loan is disregarded only to the extent that it would be determined to be interest under standard loan amortization tables; and [c] the entire duration of the Acquisition Loan repayment period does not exceed ten years, even in the event of a renewal, extension or refinancing of the Acquisition Loan.

If subsection 5.1(b)(1) is applicable and if no amount of principal and interest is paid for the Plan Year, or if subsection 5.1(b)(2) is applicable and no amount of principal is paid for the Plan Year, there shall be no release of shares of Employer Stock from the Loan Suspense Account for the Plan Year. Therefore, by establishing the terms of an Acquisition Loan or by extending, renewing or renegotiating the terms of a loan, the Employer may, in its sole and exclusive discretion, cause no shares of Employer Stock to be released from the Loan Suspense Account for a Plan Year or reduce or eliminate the number of said shares which would have been so released had the Employer not extended, renewed or renegotiated the terms of the Acquisition Loan.

In each Plan Year in which Trust Assets are applied to make payments on an Acquisition Loan, the Financed Shares released from the Loan Suspense Account in accordance with the provisions of this Section shall be allocated among the Employer Stock Accounts of Participants in the manner determined by the Committee based upon the source of funds (Employer Contributions, earnings attributable to Employer Contributions and cash dividends on Financed Shares allocated to Participants’ Employer Stock Accounts or cash dividends on Financed Shares credited to the Loan Suspense Account) used to make the payments on the Acquisition Loan. Cash dividends on Financed Shares used for payment of an Acquisition Loan shall be allocated pursuant to Section 5.2(a).

        5.2 Account Adjustments: The accounts of Participants, former Participants and Beneficiaries shall be adjusted in accordance with the following:

(a) Income:

(1) Other Investments Accounts and Transfer Accounts: All contributions held in Other Investments Accounts and Transfer Accounts will be credited with the actual investment earnings and gains and losses from the actual date of deposit of each such contribution with the relevant investment fund until the end of the valuation period. Such Participant accounts will be credited with actual investment earnings as of the next crediting date following the date of deposit (but in no event later than the last day of the Plan Year to which the deposit relates). Participants will share in the earnings of the investment fund(s) in which their accounts are invested as of the date on which such earnings are either credited or accrued.

(2) Dividends on Employer Stock: Any cash dividend received on shares of Employer Stock allocated to Participants’ Employer Stock Accounts as of the record date relating to the cash dividend will be first allocated to the respective Other Investments Accounts of such Participants. If such dividends create a subsequent release of Financed Shares, the Participants’ Other Investments Accounts will be debited upon crediting their Employer Stock Accounts with a respective allocation of those Financed Shares. Any cash dividend received on unallocated shares of Employer Stock, including any Financed Shares credited to the Loan Suspense Account, shall be allocated in accordance with Section 5.2(a)(1).Any stock dividend received on Employer Stock will be credited to the Accounts (including the Loan Suspense Account) to which such Employer Stock was allocated as of the record date relating to the stock dividend. Notwithstanding the foregoing, any cash dividends which are currently distributed to Participants pursuant to Section 7. 1 shall not be credited to their respective Other Investments Accounts.

If cash dividends on Financed Shares allocated to a Participant’s Employer Stock Account are used for payments on an Acquisition Loan, Financed Shares (representing that portion of such payments and whose Fair Market Value is at least equal to the amount of such dividends) released from the Loan Suspense Account shall be allocated to that Participant’s Employer Stock Account.

Notwithstanding the foregoing:

[a] If the Employer is or becomes an S corporation under Code Section 1361, cash dividends on Financed Shares allocated to a Participant’s Employer Stock Account may not be used for payments on an Acquisition Loan under this Section 5.2(a)(2)unless permitted by applicable federal pension law.

[b] If a Participant is disqualified under Section 5.2(d) because of a transaction involving Code Section 1042, the Trustee will invest the dividends as part of the Participant’s Other Investments Account and will not use the dividends to make payments on a loan incurred by the Trustee or purchase shares of Employer Stock from the pledged shares or suspense account.

(b) Elective Deferral Contributions: The Employer Contribution for a Plan Year which is made pursuant to elective deferral agreements entered into with Participants pursuant to Section 4.2 for such Plan Year shall be allocated to the respective Participant’s Elective Deferral Accounts and to his or her Employer Stock Account and/or Other Investments Accounts as of such date as is specified in administrative procedures adopted and uniformly administered by the Committee.

(c) Employer Discretionary Contributions:

(1) As of the end of each Plan Year, any Employer Discretionary Contribution for a Plan Year which is made pursuant to Section 4. 1(b)(1) shall be allocated to the Employer Discretionary Contribution Accounts and to his or her Employer Stock Account and/or Other Investments Account of those Participants for whom contributions were made.

(2) If this Plan is a Top-Heavy plan under Article XIV hereof, no allocations shall be made hereunder until the minimum contribution allocations set forth in Section 14.3 have been made.

(d) Employer Matching Contributions: As of the end of each Plan Year, any Employer Matching Contributions for a Plan Year which are made pursuant to Section 4.1(b)(2) shall be allocated to the respective Employer Matching Contribution Accounts and to his or her Employer Stock Account and/or Other Investments Account of those Participants for whom the Employer Matching Contributions were made.

(e) Forfeitures: As of the end of each Plan Year, any Forfeitures which have become available during such Year shall be allocated to the Employer Stock Accounts or Other Investments Accounts of Participants in the manner set forth in Section 4. 1.

(f) Limitations on Allocations to Certain Participants:

(1) No portion of the Trust Fund attributable to (or allocable in lieu of) Employer Stock acquired by the Plan after October 22, 1986 in a sale to which Code Section 1042 or Code Section 2057 applies may accrue or be allocated directly or indirectly under any plan maintained by the Employer meeting the requirements of Code Section 40 1(a):

[a] during the “Nonallocation Period,” for the benefit of:

[i] any taxpayer who makes an election under Code Section 1042(a) with respect to Employer Stock or any decedent if the executor of the estate of the decedent makes a qualified sale to which Code Section 2057 applies,

[ii] any individual who is related to the taxpayer or the decedent (within the meaning of Code Section 267(b)) or,

[b] for the benefit of any other person who owns (after application of Code Section 3 18(a) applied without regard to the employee trust exception in Code Section 31 8(a)(2)(B)(i)) more than 25% of:

[i] any class of outstanding stock of the Employer or Affiliated Employer which issued such Employer Stock, or

[ii] the total value of any class of outstanding stock of the Employer or Affiliated Employer.

(2) Except, however, subparagraph (1)[a][ii] above shall not apply to lineal descendants of the taxpayer, provided that the aggregate amount allocated to the benefit of all such lineal descendants during the “Nonallocation Period” does not exceed more than 5 % of the Employer Stock (or amounts allocated in lieu thereof) held by the Plan which are attributable to a sale to the Plan by any person related to such descendants (within the meaning of Code Section 267(c)(4)) in a transaction to which Code Section 1042 or Code Section 2057 is applied.

(3) A person shall be treated as failing to meet the stock ownership limitation under paragraph (1)[b] above if such person fails such limitation:

[a] at any time during the one year period ending on the date of sale of Employer Stock to the Plan, or

[b] on the date as of which Employer Stock is allocated to Participants in the Plan.

(4) For purposes of this Section, “Nonallocation Period” means the period beginning on the date of the sale of Employer Stock and ending on the later of:

[a] the date which is ten years after the date of sale, or

[b] the date of the Plan allocation attributable to the final payment of the Acquisition Loan incurred in connection with such sale.

        5.3 Limitation on Allocations: This Section 5.3 applies notwithstanding any other provision in this Plan to the contrary.

(a) If the Participant does not participate in, and has never participated in another qualified plan or a welfare benefit fund, as defined in Code Section 419(e), maintained by the Employer, an individual medical account, as defined in Code Section 415(l)(2),or a SEP defined in Code Section 408(k) maintained by the Employer, which provides an Annual Addition as defined in Section 2.1, the amount of Annual Additions which may be credited to the Participant’s account for any Limitation Year will not exceed the lesser of the maximum permissible amount or any other limitation contained in this Plan. If the Employer contribution that would otherwise be contributed or allocated to the Participant’s account would cause the Annual Additions for the Limitation Year to exceed the maximum permissible amount, the amount contributed or allocated will be reduced so that the Annual Additions for the Limitation Year will equal the maximum permissible amount.

Prior to determining the Participant’s actual compensation for the Limitation Year, the Employer may determine the maximum permissible amount for a Participant on the basis of a reasonable estimation of the Participant’s compensation for the Limitation Year, uniformly determined for all Participants similarly situated.

As soon as is administratively feasible after the end of the Limitation Year, the maximum permissible amount for the Limitation Year will be determined on the basis of the Participant’s actual compensation for the Limitation Year.

If pursuant to the preceding paragraph or as a result of the allocation of forfeitures, or as a result of a reasonable error in determining the amount of elective deferrals (within the meaning of Code Section 402(g)(3)) that may be made with respect to any individual under the limits of Code Section 415, there is an excess amount, the excess will be disposed of as follows:

(1) Any nondeductible voluntary Employee Contributions, to the extent they would reduce the excess amount, will be returned to the Participant. Any gains attributable to such returned Employee Contributions will also be returned or will be treated as additional Employee Contributions for the Limitation Year in which the Employee Contributions were made.

(2) If after the application of paragraph (1) an excess amount still exists, any elective deferrals (plus attributable earnings), to the extent they would reduce the excess amount, will be distributed to the Participant.

(3) If after the application of paragraph (2) an excess amount still exists, and the Participant is covered by the Plan at the end of a Limitation Year, the excess amount in the Participant’s account will be used to reduce Employer contributions (including any allocation of forfeitures) for such Participant in the next Limitation Year, and each succeeding Limitation Year if necessary.

(4) If after the application of paragraph (3) an excess amount still exists, and the Participant is not covered by the Plan at the end of a Limitation Year, the excess amount will be held unallocated in a suspense account. The suspense account will be applied to reduce future Employer contributions (including any allocation of forfeitures) for all remaining Participants in the next Limitation Year, and each succeeding Limitation Year if necessary.

(5) If a suspense account is in existence at any time during the Limitation Year pursuant to this section, it will not participate in the allocation of the trust’s investment gains and losses. If a suspense account is in existence at any time during a particular Limitation Year, all amounts in the suspense account must be allocated and reallocated to Participants’ accounts before any Employer contributions may be made to the Plan for that Limitation Year. Excess amounts may not be distributed to Participants or former Participants.

(b) This section applies if, in addition to this Plan, the Participant is covered under another qualified defined contribution plan or welfare benefit fund, as defined in Code Section 4 19(e), maintained by the Employer or an individual medical account, as defined in Code Section 415(l)(2), or a SEP defined in Code Section 408(k) maintained by the Employer which provides an Annual Addition as defined in Section 2.1, during any Limitation Year. The Annual Additions which may be credited to a Participant’s account under this Plan for any such Limitation Year when added to the Annual Additions credited to a Participant’s account under the other plans and welfare benefit funds for the same Limitation Year shall not exceed the maximum permissible amount. If the Annual Additions with respect to the Participant under other defined contribution plans and welfare benefit funds maintained by the Employer are less than the maximum permissible amount and the Employer contribution that would otherwise be contributed or allocated to the Participant’s account under this Plan would cause the Annual Additions for the Limitation Year to exceed this limitation, the amount contributed or allocated to the other defined contribution plan will be reduced so that the Annual Additions under all such plans and funds for the Limitation Year will equal the maximum permissible amount.

Prior to determining the Participant’s actual compensation for the Limitation Year, the Employer may determine the maximum permissible amount for a Participant in the manner described in Section 5.3(a).

As soon as is administratively feasible after the end of the Limitation Year, the maximum permissible amount for the Limitation Year will be determined on the basis of the Participant’s actual compensation for the Limitation Year.

If, pursuant to the preceding paragraph, or as a result of the allocation of forfeitures, or as a result of a reasonable error in determining the amount of elective deferrals (within the meaning of Code Section 402(g)(3)) that may be made with respect to any individual under the limits of Code Section 415, a Participant’s Annual Additions under this Plan and such other plans would result in an excess amount for a Limitation Year, the excess amount will be deemed to consist of the Annual Additions last allocated, except that Annual Additions attributable to a simplified employee pension will be deemed to have been allocated first, followed by annual additions to a welfare benefit fund or individual medical account regardless of the actual allocation date.

If an excess amount was allocated to a Participant on an allocation date of this Plan which coincides with an allocation date of another plan, the excess amount attributed to this Plan will be the product of,

(1) the total excess amount allocated as of such date, times

(2) the ratio of (i) the Annual Additions allocated to the Participant for the Limitation Year as of such date under this Plan to (ii) the total Annual Additions allocated to the Participant for the Limitation Year as of such date under this and all the other qualified defined contribution plans.

Any excess amount attributed to this Plan will be disposed in the manner described in Section 5.3(a).

(c) For purposes of this Section 5.3 the following definitions shall apply:

(1) Compensation: A Participant’s Earned Income, wages, salaries, and fees for professional services and other amounts received for personal services actually rendered in the course of employment with the Employer (including, but not limited to, commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips and bonuses), with the adjustments noted below.

[a] Employer contributions to a plan of deferred compensation which are not includible in the Employee’s gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the Employee, or any distributions from a plan of deferred compensation shall be excluded from compensation; provided, that effective for Plan Years beginning after December 31, 1997, such Employer Contributions which are made pursuant to a compensation deferral agreement signed by an Employee pursuant to which the Employee elects to defer receipt of compensation shall be included in compensation for purposes of this Section.

[b] Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the Employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture shall be excluded from compensation.

[c] Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option shall be excluded from compensation.

[d] Amounts which an Employee elects not to receive as taxable compensation pursuant to Code Section 125 shall be included in compensation effective for Plan Years beginning after December 31, 1997.

[e] For Limitation Years beginning on or after January 1, 2001, for purposes of applying the limitations described in this Section 5.3, compensation paid or made available during such Limitation Years shall include elective amounts that are not includible in the gross income of the Employee by reason of Code Section 132(f)(4).

(2) Defined contribution dollar limitation: $30,000, as adjusted under Code Section 4 15(d).

(3) Excess amount: The excess of the Participant’s Annual Additions for the Limitation Year over the maximum permissible amount.

(4) Limitation Year: A calendar year, or the 12- consecutive month period elected by the Employer. All qualified plans maintained by the Employer must use the same Limitation Year. If the Limitation Year is amended to a different 12- consecutive month period, the new Limitation Year must begin on a date within the Limitation Year in which the amendment is made. The Limitation Year for purposes of this Plan shall be the same as the Plan Year.

(5) Maximum Permissible Amount: The Maximum Annual Addition that may be contributed or allocated to a Participant’s account under the Plan for any Limitation Year shall not exceed the lesser of:

[a] the defined contribution dollar limitation; or

[b] 25% of the Participant’s compensation for the Limitation Year.

The compensation limitation referred to in [b] shall not apply to any contribution for medical benefits (within the meaning of Code Section 401(h) or Code Section 419A(f)(2)) which is otherwise treated as an Annual Addition under Code Section 415(l)(l) or Code Section 419A(d)(2).

If a short Limitation Year is created because of an amendment changing the Limitation Year to a different 12-consecutive month period, the maximum permissible amount will not exceed the defined contribution dollar limitation multiplied by the following fraction:

Number of months in the short limitation year
12

(d) Special Acquisition Loan Rules: Any Employer Contributions which are used by the Trust (not later than the due date, including extensions, for filing the Employer’s Federal income tax return for the Plan Year) to pay interest on an Acquisition Loan, and any Financed Shares which are allocated as Forfeitures, shall not be included as Annual Additions under Section 5.3(a);provided, however, that the provisions of this Section 5.3(d) shall be applicable only for a Plan Year in which not more than one-third of the contributions applied to pay principal and/or interest on an Acquisition Loan are allocated to Participants who are Highly Compensated Employees (within the meaning of Code Section 414(q)). The Committee may reallocate such contributions to the extent necessary to satisfy this special rule.

Employer Stock that is released from the Loan Suspense Account by reason of payments on an Acquisition Loan for the Plan Year shall be deemed to be contributed to the Trust for that Plan Year for purposes of Section 5.3.

(e) Adjustment to Annual Additions: In the case of shares of Employer Stock released from suspense and allocated to Participants’ accounts for a particular year as determined by the Committee, Annual Additions will be calculated on the basis of the Fair Market Value of shares of Employer Stock so released and allocated if the Annual Addition as so calculated is lower than the Annual Addition calculated on the basis of Employer Contributions. For this purpose, the Fair Market Value will be determined as of the Valuation Date chosen by the Committee.

(f) Effective date. This Section 5.3(1) shall be effective for Limitation Years beginning after December 31, 2001.

(1) Maximum annual addition. The annual addition that may be contributed or allocated to a Participant’s account under the Plan for any Limitation Year shall not exceed the lesser of:

[a] $40,000, as adjusted for increases in the cost-of-living under Code Section 415(d), or

[b] 100% of the Participant’s compensation, within the meaning of Code Section 415(c)(3), for the Limitation Year.

The contribution limit referred to in [a] shall not apply to any catch-up contribution made pursuant to Code Section 414(v). The compensation limit referred to in [b] shall not apply to any contribution for medical benefits after separation from service (within the meaning of Code Section 401(h) or Code Section 419A(f)(2)) which is otherwise treated as an annual addition.

ARTICLE VI — BENEFITS

        6.1 Benefit Distributions:

(a) The Trustee will make distributions from the Trust only as directed by the Committee. Distribution of a Participant’s benefit will be made in whole shares of Employer Stock, cash or a combination of both, as determined by the Committee; provided, however, that the Committee shall notify the Participant of his right (subject to Section 6.1(b)) to demand distribution of his benefit entirely in whole shares of Employer Stock (with only the value of any fractional share paid in cash).

(b) Notwithstanding anything to the contrary, if the Employer’s charter or by-laws restrict the ownership of substantially all outstanding shares of Employer Stock to current Employees and the Trust or any other trust qualified under Code Sections 401(a) and 501(a), the distribution of a Participant’s benefit shall be made entirely in cash without granting him the right to demand distribution in shares of Employer Stock. Alternatively, Employer Stock may be distributed subject to the requirement that it be immediately resold to the Employer under payment terms that comply with Section 7.5(a).

(c) If the Employer becomes substantially Employee owned or if the Employer is or becomes an S corporation, the Committee may eliminate, with respect to all Participants, optional forms of benefit by substituting cash distributions for distributions in the form of Employer Stock with respect to benefits subject to Code Section 409(h).

        6.2 Normal Retirement, Early Retirement or Disability: If a Participant’s employment with the Employer is terminated at or after he reaches his Normal Retirement Age or his Early Retirement Age, or if his employment is terminated at an earlier age because of Disability, he shall be entitled to receive the entire amount then in each of his accounts in accordance with Section 6.5within a reasonable time after the attainment of Normal or Early Retirement Age or Disability (as the case may be).

A Participant’s Early Retirement Age shall be the date upon which he attains age 55and completes 10 Years of Service. If a Participant separates from service before satisfying the age requirement for Early Retirement, but has satisfied any service requirement, the Participant will be entitled to elect an Early Retirement benefit upon satisfaction of such age requirement.

In addition, any Participant who has attained age 59 ½ and continues to be employed by the Employer shall be entitled to receive all or any portion of the vested amount then in each of his accounts in accordance with Section 6.5 within a reasonable time after the request is made.

If a distribution is made at a time when a Participant has a nonforfeitable right to less than 100% of the account balance derived from Employer contributions and the Participant may increase the nonforfeitable percentage in the account:

(a) A separate account will be established for the Participant’s interest in the Plan as of the time of the distribution, and

(b) At any relevant time the Participant’s nonforfeitable portion of the separate account will be equal to an amount (“X”) determined by the formula:

X = P(AB +(RXD))-(RXD)

For purposes of applying the formula: P is the nonforfeitable percentage at the relevant time, AB is the account balance at the relevant time, D is the amount of the distribution, and R is the ratio of the account balance at the relevant time to the account balance after distribution.

Notwithstanding the foregoing, benefits attributable to assets (including the post-transfer earnings thereon) and liabilities that are transferred, within the meaning of Code Section 414(1) to this Plan from a money purchase pension plan qualified under Code Section 401(a) (other than any portion of those assets and liabilities attributable to voluntary Employee contributions) are not permitted to be distributed prior to the Participant’s attainment of Normal Retirement Age, death, Disability, severance from employment or Plan termination.

        6.3 Death:

(a) If a Participant dies before distribution of his or her entire amount has commenced, such entire amount will be distributed in accordance with this Section. Within a reasonable time after receipt by the Committee of acceptable proof of death, the entire amount then in all of his accounts shall be paid to his Spouse or Beneficiary as determined in accordance with Section 6.5.The form of payment shall be determined pursuant to the rules contained in Section 6.5 hereof.

The “entire amount” in a Participant’s account at termination of employment shall include all amounts credited to all of the Participant’s Plan Accounts, including any Elective Deferral Contributions, Employer Matching Contributions and Employee after-tax Contributions made pursuant to any of Plan Sections 4.1, 4.2 or 4.3, respectively, for the Plan Year in which employment termination occurs where such contributions are not yet allocated to an account.

(b) If a Participant dies after distribution of his or her interest has commenced, the remaining portion of such interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the Participant’s death.

        6.4 Termination for Other Reasons:

(a) At any given time, a Participant’s vesting in his accounts will be determined in accordance with paragraphs (1) and (2) below. If a Participant’s employment with the Employer is terminated before the Normal Retirement Age for any reason other than Early Retirement, Disability or death, the Participant shall be entitled to the sum of:

(1) The entire amount credited to his Employee Contribution Account, if any, his Employer Matching Contribution Account and his Elective Deferral Contribution Account, if any (including any contributions made or to be made to such accounts for the Plan Year in which employment termination occurs but not yet allocated on the employment termination date), and his Transfer Account, if any, and any amounts attributable to Qualified Nonelective or Qualified Matching Contributions, plus

(2) An amount equal to the “vested percentage” of his Employer Discretionary Contribution Account. For any Plan Year in which the Plan is not a top-heavy plan pursuant to Article XIV, such vested percentage shall be determined in accordance with the following schedule (not slower than the 3 to 7 year graded vesting schedule provided by Code Section 411(a)(2)).

No. of Years of Service Credit For Purposes of Vesting 0-2 3 4 5 6 7	Vested Percentage 0% 20% 40% 60% 80% 100%	Forfeited Percentage 100% 80% 60% 40% 20% 0%

For any Plan Year in which the Plan is a top-heavy plan pursuant to Article XIV, such vested percentage shall be determined in accordance with the following schedule (not slower than the 2 to 6 year graded vesting schedule provided by Code Section 416(b)(1)).

No. of Years of Service Credit For Purposes of Vesting 0-1 2 3 4 5 6	Vested Percentage 0% 20% 40% 60% 80% 100%	Forfeited Percentage 100% 80% 60% 40% 20% 0%

(b) Notwithstanding the foregoing, the vested interest, if any, of a Participant who had been covered under the prior provisions of the Plan shall not be less than the vested interest the Participant would have had if the provisions of the Plan as in effect immediately prior to the Effective Date had continued without change. Furthermore, the interest of a Participant shall be 100% vested and nonforfeitable upon the first to occur of attainment of age 65 or the Normal Retirement Age or the Early Retirement Age, irrespective of the foregoing vesting schedule.

(c) If a Participant terminates service, and the value of the Participant’s vested account balance derived from Employer and Employee Contributions (at the time of distribution or any prior distribution) is not greater than $5,000 (or such other indexed amount as may be applicable), the Participant will receive a distribution of the value of the entire vested portion of such account balance and the nonvested portion will be treated as a Forfeiture. If a Participant would have received a distribution under the preceding sentence but for the fact that the Participant’s vested account balance exceeded $5,000 when the Participant terminated service and if at a later time such account balance is reduced such that it is not greater than $5,000, the Participant will receive a distribution of such account balance and the nonvested portion will be treated as a Forfeiture. Such distribution will be made within one year after termination of employment. For purposes of this section, if the value of a Participant’s vested account balance is zero, the Participant shall be deemed to have received a distribution of such vested account balance. A Participant’s vested account balance shall not include accumulated deductible employee contributions within the meaning of Code Section 72(o)(5)(B) for Plan Years beginning prior to January 1, 1989.

If a Participant terminates service with a vested account balance (at the time of distribution or any prior distribution) greater than $5,000 (or such other indexed amount as may be applicable) and elects, in accordance with the requirements of Section 6.5,to receive the value of the Participant’s vested account balance, the nonvested portion will be treated as a Forfeiture. If the Participant elects to have distributed less than the entire vested portion of the account balance derived from Employer Contributions, the part of the nonvested portion that will be treated as a Forfeiture is the total nonvested portion multiplied by a fraction, the numerator of which is the amount of the distribution attributable to Employer Contributions and the denominator of which is the total value of the vested Employer derived account balance. Any such distribution will be made in accordance with the following:

(1) Distributions from the 401(k) portion of the Plan shall be made within a reasonable time following the date on which the Participant elects to receive a distribution.

(2) Distributions from the ESOP portion of the Plan shall be made within a reasonable time following the end of the Plan Year during which the Participant elects to receive a distribution.

However, if the distribution would result in the payment of excise taxes under Code Section 4978(d)(l), such distribution will not occur until the Participant has incurred a one-year Break in Service.

The $5,000 limitation contained in this Section 6.3(c) is effective for Plan Years beginning on or after January 1, 1999. In addition, it is effective for the Plan Year(s) beginning in 1997 and 1998. In no event will the $5,000 limitation be effective prior to the first day of the first Plan Year beginning after August 5, 1997. For Plan Years beginning prior to the effective date of this $5,000 limit, $3,500 shall be substituted for $5,000 in this Section 6.3(c).

(d) Payment of benefits due under this Section, except those involuntarily cashed out, shall be made in accordance with Section 6.5.

If payment in the form of a Qualified Joint and Survivor Annuity is required with respect to a Participant and either the value of a Participant’s vested account balance derived from Employer and Employee contributions exceeds $5,000 or there are remaining payments to be made with respect to a particular distribution option that previously commenced, and the account balance is immediately distributable, the Participant and the Participant’s Spouse (or where either the Participant or the Spouse has died, the survivor) must consent to any distribution of such account balance.

If payment in the form of a Qualified Joint and Survivor Annuity is not required with respect to a Participant and the value of a Participant’s vested account balance derived from Employer and Employee contributions exceeds $5,000, and the account balance is immediately distributable, the Participant must consent to any distribution of such account balance.

Effective with respect to distributions made after December 31, 2001 and with respect to Participants who separated from employment regardless of when the severance from employment occurred. For purposes of this Section 6.4(c), the value of a Participant’s nonforfeitable account balance shall be determined without regard to that portion of the account balance that is attributable to rollover contributions (and earnings allocable thereto) within the meaning of Code Sections 402(c), 403(a)(4), 403(b)(8), 408(d)(3)(A)(ii), and 457(e)(16). If the value of the Participant’s nonforfeitable account balance as so determined is $5,000 or less, the Plan shall immediately distribute the Participant’s entire nonforfeitable account balance.

The consent of the Participant and the Participant's Spouse shall be obtained in writing within the 90-day period ending on the Annuity Starting Date. The Annuity Starting Date is the first day of the first period for which an amount is paid as an annuity or any other form. The Plan Administrator shall notify the Participant and the Participant’s Spouse of the right to defer any distribution until the Participant’s account balance is no longer immediately distributable. Such notification shall include a general description of the material features, and an explanation of the relative values of, the optional forms of benefit available under the Plan in a manner that would satisfy the notice requirements of Code Section 417(a)(3), and shall be provided no less than 30 days and no more than 90 days prior to the Annuity Starting Date. However, distribution may commence less than 30 days after the notice described in the preceding sentence is given, provided the distribution is one to which Code Sections 401(a)(11) and 417 do not apply, the Plan Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and the Participant, after receiving the notice affirmatively elects a distribution.

Notwithstanding the foregoing, only the Participant need consent to the commencement of a distribution in the form of a Qualified Joint and Survivor Annuity while the account balance is immediately distributable. (Furthermore, if payment in the form of a Qualified Joint and Survivor Annuity is not required with respect to the Participant pursuant to Plan Section 6.5(b)(6), only the Participant need consent to the distribution of an account balance that is immediately distributable.) Neither the consent of the Participant nor the Participant’s Spouse shall be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Code Section 415. In addition, upon termination of the Plan if the Plan does not offer an annuity option (purchased from a commercial provider) and if the Employer or any entity within the same controlled group as the Employer does not maintain another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)), the Participant’s account balance will, without the Participant’s consent, be distributed to the Participant. However, if any entity within the same controlled group as the Employer maintains another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7) then the Participant’s account balance will be transferred, without the Participant’s consent, to the other plan if the Participant does not consent to an immediate distribution.

An account balance is immediately distributable if any part of the account balance could be distributed to the Participant (or surviving spouse) before the Participant attains (or would have attained if not deceased) the later of Normal Retirement Age or age 62.

For purposes of determining the applicability of the foregoing consent requirements to distributions made before the first day of the first plan year beginning after December 31, 1988, the Participant’s vested account balance shall not include amounts attributable to accumulated deductible employee contributions with the meaning of Code Section 72(o)(5)(B).

(e) Transitional Rules for Cash Out Limits. This section provides transitional rules with regard to the cash out limits for distributions made prior to October 17, 2000.

(1) Distributions Subject to Code Section 417. If payment in the form of a qualified Joint and Survivor Annuity is required with regard to a Participant, the rule in this Section 6.4(e)(1) shall supersede the rules set forth in Section 6.4(d) above. If the value of a Participant’s vested account balance derived from Employer and Employee contributions exceeds (or at the time of any prior distribution:

[a] in Plan Years beginning before August 6, 1997, exceeded $3,500 or

[b] in Plan Years beginning after August 5, 1997, exceeded) $5,000,

and the account balance is immediately distributable, the Participant and the Participant’s Spouse (or where either the Participant or the Spouse has died, the survivor) must consent to any distribution of such account balance.

(2) Distributions Not Subject to Code Section 417. If payment in the form of a Qualified Joint and Survivor Annuity is not required with respect to a Participant, the rule in this Section 6.4(e)(2) shall supersede the rules set forth in Section 6.4(d) above. If the value of a Participant’s vested account balance derived from Employer and Employee contributions:

[a] for Plan Years beginning before August 6, 1997, exceeds $3,500 (or exceeded $3,500 at the time of any prior distribution),

[b] for Plan Years beginning after August 5,1997, and for a distribution made prior to March 22, 1999, exceeds $5,000 (or exceeded $5,000 at the time of any prior distribution),

[c] and for Plan Years beginning after August 5,1997 and for a distribution made after March 21, 1999, that either exceeds $5,000 or is a remaining payment under a selected optional form of payment that exceeded $5,000 at the time the selected payment began, and the account balance is immediately distributable, the Participant must consent to any distribution of such account balance.

        6.5 Payment of Benefits: The benefit commencement date and form of benefit shall be determined in accordance with this Section 6.5. The Committee may charge a reasonable administrative fee in connection with the payment of benefits from the Plan. This fee may be established pursuant to administrative procedures. Any distribution to be made under this Plan shall be valued as of such date as the Committee deems appropriate.

(a) Time of Payment:

(1) In general, the time of payment will be as determined in Section 6.4. In any event, payment of the retired, disabled, deceased or terminated Participant’s vested benefits must, unless the Participant elects otherwise in writing, commence not later than the 60th day after the close of the Plan Year in which the latest of the following events occurs:

[a] the Participant attains the earlier of the Plan’s Normal Retirement Age or 65;

[b] the 10th anniversary of the Plan Year in which the Participant commenced participation in the Plan; or

[c] the Participant terminates his service with the Employer.

(2) Notwithstanding the foregoing, the failure of a Participant and spouse to consent to a distribution while a benefit is immediately distributable, within the meaning of Section 6.4(d), shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy this Section.

(3) No written election may defer distribution of a Participant’s account balance to a date later than the required beginning date. The required beginning date of a Participant shall be determined in accordance with this section. The required beginning date of a Participant is the later of the April 1 of the calendar year following the calendar year in which the Participant attains age 70½ or retires except that benefit distributions to a 5-percent owner must commence by the April 1 of the calendar year following the calendar year in which the Participant attains age 70½.

[a] Any Participant other than a 5% owner attaining age 70 1/2 in years after 1995 may elect by April 1 of the calendar year following the year in which the Participant attained age 70½, (or by December 31, 1997 in the case of a Participant attaining age 70½ in 1996) to defer distributions until the calendar year following the calendar year in which the Participant retires. If no such election is made, the Participant will begin receiving distributions by the April 1 of the calendar year following the year in which the Participant attained age 70½ (or by December 31, 1997 in the case of a Participant attaining age 70½ in 1996).

[b] Any Participant other than a 5 % owner attaining age 70½ in years prior to 1997 may elect to stop distributions and recommence by the April 1 of the calendar year following the year in which the Participant retires. There is no new annuity starting date upon recommencement.

(4) Elective Deferrals, Qualified Nonelective Contributions and Qualified Matching Contributions, if any, and income allocable to each, are not distributable to a Participant or his or her beneficiary, in accordance with such Participant’s or beneficiary’s election, earlier than the earliest to occur of the following events:

[a] Separation from service, death or disability.

[b] Termination of the Plan without the establishment of another defined contribution plan, other than an employee stock ownership plan (defined in Code Section 4975(e)(7), a simplified employee pension plan (defined in Code Section 408(k)) or a SIMPLE IRA Plan (defined in Code Section 408(p)).

[c] The disposition by a corporation to an unrelated corporation of substantially all of the assets (within the meaning of Code Section 409(d)(2)) used in a trade or business of such corporation if such corporation continues to maintain this Plan after the disposition, but only with respect to Employees who continue employment with the corporation acquiring such assets.

[d] The disposition by a corporation to an unrelated entity of such corporation’s interest in a subsidiary (within the meaning of Code Section 409(d)(3)) if such corporation continues to maintain this Plan, but only with respect to Employees who continue employment with such subsidiary.

[e] The attainment of age 59-1/2.

[f] The hardship of the Participant as described in Section 6.8.

[g] This section shall apply for distributions occurring after December 31, 2001, regardless of when the severance from employment occurred. A Participant’s Elective Deferrals, Qualified Nonelective Contributions, Qualified Matching Contributions, and earnings attributable to these contributions shall be distributed on account of the Participant’s severance from employment. However, such a distribution shall be subject to the other provisions of the Plan regarding distributions, other than provisions that require a separation from service before such amounts may be distributed.

All distributions that may be made pursuant to one or more of the foregoing distributable events are subject to the spousal and Participant consent requirements (if applicable contained in Code Sections 401(a)(11) and 417. In addition, distributions that are triggered by any of [b], [c] or [d] above must be made in a lump sum.

(b) Form of Benefit: Section 6.5(c) requires that benefits be paid in the form of certain kinds of annuities unless a qualified election has been filed with the Committee. If a qualified election has been filed, then the Participant or Beneficiary may select an optional form of benefit in accordance with this Section 6.5(b). The optional forms of benefit available under the Plan are listed below in this Section 6.5(b).

If he or she has elected an optional form of benefit pursuant to a Qualified Election within the Election Period, a Participant’s vested account balance will be paid in one of the following forms as elected by the Participant:

(1) A lump sum payment equal to the vested portion of the amount standing to the Participant’s account as of his benefit commencement date.

(2) A direct rollover of the Participant’s vested account balance to another plan that satisfies the requirements of Code Section 40 1(a). A distributee may elect, at the time and in the manner prescribed by the Committee, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover. For purposes of this Section 6.5(b)(2), the following definitions shall apply:

[a] Eligible rollover distribution: An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee’s designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Code Section 401(a)(9); any hardship distribution described in Code Section 401(k)(2)(B)(i)(IV) received after December 31, 1998; the portion of any other distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer securities); and any other distribution that is reasonably expected to total less than $200 during a year.

[b] Eligible retirement plan: An eligible retirement plan is an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code Section 408(b), an annuity plan described in Code Section 403(a), or a qualified trust described in Code Section 40 1(a), that accepts the distributee’s eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

[c] Distributee: A distributee includes an Employee or former Employee.

In addition, the Employee’s or former Employee’s surviving spouse and the Employee’s or former Employee’s spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Code Section 414(p), are distributees with regard to the interest of the spouse or former spouse.

[d] Direct rollover: A direct rollover is a payment by the Plan to the eligible retirement plan specified by the distributee.

(3) Installment payments for a specified number of years in accordance with Section 6.6. Any unpaid balance at the end of each Plan Year shall receive an income allocation. Such periodic payments shall not be made less frequently than annually.

(4) In the case of a restated Plan, if the Plan previously allowed optional forms of benefit distribution which are not permitted under this restated Plan, this restated Plan shall not be effective to eliminate or restrict an optional form of benefit except as set forth below. The preceding sentence shall not apply to an amendment (including this restatement) adopted and effective after September 5, 2000, that eliminates or restricts the ability of a Participant to receive payment of his or her account balance under a particular optional form of benefit if the amendment satisfies the conditions in [a] and [b] below:

[a] The amendment provides a single-sum distribution form that is otherwise identical to the optional form of benefit eliminated or restricted. For purposes of this condition [a], a single-sum distribution form is otherwise identical only if it is identical in all respects to the eliminated or restricted optional form of benefit (or would be identical except that it provides greater rights to the Participant) except with respect to the timing of payments after commencement.

[b] The amendment is not effective unless the amendment provides that the amendment shall not apply to any distribution with an annuity starting date that is earlier than the earlier of:

[i] The 90th day after the date the Participant has been furnished a summary that reflects the elimination of such optional form and that meets the requirements of 29 CFR 2520. 104b-3; or

[ii] The first day of the second Plan Year following the Plan Year in which this restated Plan is adopted.

Notwithstanding the foregoing, in no event will the Plan be permitted to eliminate any survivor annuity required by Code Sections 401(a)(l 1) and 417 or any direct rollover option required by Code Section 401(a)(31).

(5) In the case of benefits payable pursuant to Section 6.3, the Participant may elect to allow his Surviving Spouse or Beneficiary to select the form in which any such benefits will be paid. When selecting such form, the Surviving Spouse or Beneficiary may choose among the optional forms listed in this Section 6.5(b).

(6) If the Participant does not elect a form of benefit prior to the Participant’s death and does not elect according to Section 6.5(b)(5) above, then the Beneficiary will elect the form of payment (among the optional forms listed in this Section 6.5(b)) of any amount due to that Beneficiary.

(c) Joint and Survivor Annuity Requirements.

(1) The provisions of this article shall apply to any Participant who is credited with at least one hour of service with the Employer on or after August 23, 1984, and to such other Participants as provided in this Section 6.5(c).

(2) Qualified Joint and Survivor Annuity. Unless an optional form of benefit is selected pursuant to a qualified election within the 90-day period ending on the annuity starting date, a married Participant’s vested account balance will be paid in the form of a qualified joint and survivor annuity and an unmarried Participant’s vested account balance will be paid in the form of a life annuity. The Participant may elect to have such annuity distributed upon attainment of the earliest retirement age under the Plan.

(3) Qualified Preretirement Survivor Annuity. Unless an optional form of benefit has been selected within the election period pursuant to a qualified election, if a Participant dies before the annuity starting date then the Participant’s vested account balance shall be applied toward the purchase of an annuity for the life of the Surviving Spouse. The Surviving Spouse may elect to have such annuity distributed within a reasonable period after the Participant’s death.

(4) Definitions.

[a] Election Period: The period which begins on the first day of the Plan Year in which the Participant attains age 35 and ends on the date of the Participant’s death. If a Participant separates from service prior to the first day of the Plan Year in which age 35 is attained, with respect to the account balance as of the date of separation, the election period shall begin on the date of separation.

[b] Pre-Age 35 Waiver: A Qualified Election made by a Participant to waive the qualified preretirement survivor annuity prior to the first day of the Plan Year in which the Participant attains age 35. Such election shall not be valid unless the Participant receives a written explanation of the qualified preretirement survivor annuity in such terms as are comparable to the explanation required under Section 6.5(c)(5).Qualified preretirement survivor annuity coverage will be automatically reinstated as of the first day of the Plan Year in which the Participant attains age 35.Any new waiver on or after such date shall be subject to the full requirements of this Section 6.5.

[c] Earliest Retirement Age: The earliest date on which, under the Plan, the Participant could elect to receive retirement benefits.

[d] Qualified Election: A waiver of a qualified joint and survivor annuity or a qualified preretirement survivor annuity. Any waiver of a qualified joint and survivor annuity or a qualified preretirement survivor annuity shall not be effective unless:

[i] the Participant’s Spouse consents in writing to the election;

[ii] the election designates a specific Beneficiary, including any class of Beneficiaries or any contingent Beneficiaries, which may not be changed without spousal consent (or the spouse expressly permits designations by the Participant without any further spousal consent);

[iii] the Spouse’s consent acknowledges the effect of the election; and

[iv] the Spouse’s consent is witnessed by a Plan representative or notary public.

Additionally, a Participant’s waiver of the qualified joint and survivor annuity shall not be effective unless the election designates a form of benefit payment which may not be changed without spousal consent (or the Spouse expressly permits designations by the Participant without any further spousal consent). If it is established to the satisfaction of a plan representative that there is no Spouse or that the Spouse cannot be located, a waiver will be deemed a qualified election.

Any consent by a Spouse obtained under this provision (or establishment that the consent of a Spouse may not be obtained) shall be effective only with respect to such Spouse. A consent that permits designations by the Participant without any requirement of further consent by such Spouse must acknowledge that the Spouse has the right to limit consent to a specific Beneficiary, and a specific form of benefit where applicable, and that the Spouse voluntarily elects to relinquish either or both of such rights. A revocation of a prior waiver may be made by a Participant without the consent of the Spouse at any time before the commencement of benefits. The number of revocations shall not be limited. No consent obtained under this provision shall be valid unless the Participant has received notice as provided in Section 6.5(c)(5) below.

[e] Qualified Joint and Survivor Annuity: An immediate annuity for the life of the Participant with a survivor annuity for the life of the Spouse which is not less than 50%and not more than 100% of the amount of the annuity which is payable during the joint lives of the Participant and the Spouse and which is the amount of benefit which can be purchased with the Participant’s vested account balance. The percentage of the survivor annuity under the Plan shall be 50%.

[f] Spouse (Surviving Spouse): The Spouse or Surviving Spouse of the Participant, provided that a former Spouse will be treated as the Spouse or Surviving Spouse and a current Spouse will not be treated as the Spouse or Surviving Spouse to the extent provided under a qualified domestic relations order as described in Code Section 4l4.(p).

[g] Annuity Starting Date: The first day of the first period for which an amount is paid as an annuity or any other form.

[h] Vested Account Balance: The aggregate value of the Participant’s vested account balances derived from Employer and Employee Contributions (including rollovers), whether vested before or upon death, including the proceeds of insurance contracts, if any, on the Participant’s life. The provisions of this article shall apply to a Participant who is vested in amounts attributable to Employer Contributions, Employee Contributions (or both) at the time of death or distribution.

(5) Notice Requirements.

[a] In the case of a qualified joint and survivor annuity, the Committee shall no less than 30 days and no more than 90 days prior to the annuity starting date provide each Participant a written explanation of:

[i] the terms and conditions of a qualified joint and survivor annuity;

[ii] the Participant’s right to make and the effect of an election to waive the qualified joint and survivor annuity form of benefit;

[iii] the rights of a Participant’s Spouse; and

[iv] the right to make, and the effect of, a revocation of a previous election to waive the qualified joint and survivor annuity.

[b] In the case of a qualified preretirement survivor annuity as described in Section 6.5(c)(3), the Committee shall provide each Participant within the applicable period for such Participant a written explanation of the qualified preretirement survivor annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements of Section 6.5(c)(5) applicable to a qualified joint and survivor annuity.

The applicable period for a Participant is whichever of the following periods ends last:

[i] the period beginning with the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35;

[ii] a reasonable period ending after the individual becomes a Participant;

[iii] a reasonable period ending after Section 6.5(c)(5) ceases to apply to the Participant;

[iv] a reasonable period ending after this Article first applies to the Participant.

Notwithstanding the foregoing, notice must be provided within a reasonable period ending after separation from service in the case of a Participant who separates from service before attaining age 35.

For purposes of applying the preceding paragraph, a reasonable period ending after the enumerated events described in [ii], [iii] and [iv] is the end of the two-year period beginning one year prior to the date the applicable event occurs, and ending one year after that date. In the case of a Participant who separates from service before the Plan Year in which age 35 is attained, notice shall be provided within the two-year period beginning one year prior to separation and ending one year after separation. If such a Participant thereafter returns to employment with the Employer, the applicable period for such Participant shall be redetermined.

[c] Notwithstanding the other requirements of this Section 6.5(c)(5), the respective notices prescribed by this Section need not be given to a Participant if:

[i] the Plan “fully subsidizes” the costs of a qualified joint and survivor annuity or qualified preretirement survivor annuity, and

[ii] the Plan does not allow the Participant to waive the qualified joint and survivor annuity or qualified preretirement survivor annuity and does not allow a married Participant to designate a nonspouse Beneficiary. For purposes of this Section 6.5(c)(5), a Plan fully subsidizes the costs of a benefit if no increase in cost, or decrease in benefits to the Participant may result from the Participant’s failure to elect another benefit.

[d] The annuity starting date for a distribution in a form other than a qualified joint and survivor annuity may be less than 30 days after receipt of the written explanation described in the preceding paragraph provided: (a) the Participant has been provided with information that clearly indicates that the Participant has at least 30 days to consider whether to waive the qualified joint and survivor annuity and elect (with spousal consent) to a form of distribution other than a qualified joint and survivor annuity; (b) the Participant is permitted to revoke any affirmative distribution election at least until the annuity starting date or, if later, at any time prior to the expiration of the 7-day period that begins the day after the explanation of the qualified joint and survivor annuity is provided to the Participant; and (c) the annuity starting date is a date after the date that the written explanation was provided to the Participant.

(6) Safe Harbor Rules.

[a] This Section shall apply to a Participant in a profit sharing plan or an employee stock ownership plan, and to any distribution, made on or after the first day of the first Plan Year beginning after December 31, 1988, from or under a separate account attributable solely to accumulated deductible Employee Contributions, as defined in Code Section 72(o)(5)(B), and maintained on behalf of a Participant in a money purchase pension plan, (including a target benefit plan) if the following conditions are satisfied:

[i] the Participant does not or cannot elect payments in the form of a life annuity; and

[ii] on the death of a Participant, the Participant’s vested account balance will be paid to the Participant’s Surviving Spouse, but if there is no Surviving Spouse, or if the Surviving Spouse has consented in a manner conforming to a qualified election, then to the Participant’s designated Beneficiary.

The Surviving Spouse may elect to have distribution of the vested account balance commence within the 90-day period following the date of the Participant’s death. The account balance shall be adjusted for gains or losses occurring after the Participant’s death in accordance with the provisions of the Plan governing the adjustment of account balances for other types of distributions. This Section 6.5(c)(6) shall not be operative with respect to a Participant in a profit sharing plan if the plan is a direct or indirect transferee of a defined benefit plan, money purchase plan, a target benefit plan, stock bonus, or profit sharing plan which is subject to the survivor annuity requirements of Code Sections 401(a)(11) and 417. If this Section 6.5(c)(6) is operative, then the provisions of this Section 6.5(c), other than Sections 6.5(c)(6) and (c)(7), shall be inoperative.

[b] The Participant may waive the spousal death benefit described in this Section at any time provided that no such waiver shall be effective unless it satisfies the conditions of Section 6.5(c)(4) (other than the notification requirement referred to therein) that would apply to the Participant’s waiver of the qualified preretirement survivor annuity.

[c] For purposes of this Section 6.5(c)(6), vested account balance shall mean, in the case of a money purchase pension plan or a target benefit plan, the Participant’s separate account balance attributable solely to accumulated deductible Employee Contributions within the meaning of Code Section 72(o)(5)(B). In the case of a profit sharing plan, vested account balance shall have the same meaning as provided in Section 6.5(c)(4).

(7) Transitional Rules.

[a] Any living Participant not receiving benefits on August 23, 1984, who would otherwise not receive the benefits prescribed by the previous sections of this Article must be given the opportunity to elect to have the prior elections of this article apply if such Participant is credited with at least one hour of service under this Plan or a predecessor Plan in a Plan Year beginning on or after January 1, 1976, and such Participant had at least 10 years of vesting service when he or she separated from service.

[b] Any living Participant not receiving benefits on August 23, 1984, who was credited with at least one hour of service under this Plan or a predecessor Plan on or after September 2, 1974, and who is not otherwise credited with any service in a Plan Year beginning on or after January 1, 1976, must be given the opportunity to have his or her benefits paid in accordance with Section 6.5(c)(7)[d].

[c] The respective opportunities to elect (as described in Section 6.5(c)(7) above) must be afforded to the appropriate Participants during the period commencing on August 23, 1984, and ending on the date benefits would otherwise commence to said Participants.

[d] Any Participant who has elected pursuant to Section 6.5(c)(7) of this article and any Participant who does not elect under Section 6.5(c)(7)[a] or who meets the requirements of Section 6.5(c)(7)[a] except that such Participant does not have at least 10 years of vesting service when he or she separates from service, shall have his or her benefits distributed in accordance with all of the following requirements if benefits would have been payable in the form of a life annuity:

[i] Automatic Joint and Survivor Annuity. If benefits in the form of a life annuity become payable to a married Participant who:

a. begins to receive payments under the Plan on or after normal retirement age; or

b. dies on or after normal retirement age while still working for the employer; or

c. begins to receive payments on or after the qualified early retirement age; or

d. separates from service on or after attaining normal retirement age (or the qualified early retirement age) and after satisfying the eligibility requirements for the payment of benefits under the Plan and thereafter dies before beginning to receive such benefits;

then such benefits will be received under this Plan in the form of a qualified joint and survivor annuity, unless the Participant has elected otherwise during the election period. The election period must begin at least 6 months before the participant attains qualified early retirement age and end not more than 90 days before the commencement of benefits. Any election hereunder will be in writing and may be changed by the Participant at any time.

[ii] Election of Early Survivor Annuity. A Participant who is employed after attaining the qualified early retirement age will be given the opportunity to elect, during the election period, to have a survivor annuity payable on death. If the Participant elects the survivor annuity, payments under such annuity must not be less than the payments which would have been made to the Spouse under the qualified joint and survivor annuity if the Participant had retired on the day before his or her death. Any election under this provision will be in writing and may be changed by the Participant at any time. The election period begins on the later of:

a. the 90th day before the Participant attains the qualified early retirement age, or

b. the date on which participation begins, and ends on the date the Participant terminates employment.

[iii] For purposes of this Section 6.5(c)(7)[d]:

a. Qualified early retirement age is the latest of:

1. the earliest date, under the Plan, on which the Participant may elect to receive retirement benefits,

2. the first day of the 120th month beginning before the Participant reaches normal retirement age, or

3. the date the Participant begins participation.

b. Qualified joint and survivor annuity is an annuity for the life of the Participant with a survivor annuity for the life of the Spouse as described in Section 6.5(c)(4) of this Article.

(d) Committee Discretion with Regard to Distributions:

(1) Timing of Distribution: At the Participant’s election in writing and subject to Section 6.5(a) and this Section 6.5(d),payment of a Participant’s Account balance will generally begin at the time set forth in Section 6.2, 6.3 or 6.4, as applicable; provided, however, that notwithstanding any provision in this Plan to the contrary except the joint and survivor annuity rules of Section 6.5(c), the Committee shall have discretion to:

[a] postpone payment to a date not later than the Valuation Date of the Plan Year following the Plan Year in which a Participant’s Normal Retirement, disability or death occurs; or

[b] postpone payment to a date not later than the Valuation Date of the sixth year following the Plan Year during which the Participant separates from service for any other reason. If a Participant’s account balance includes Financed Shares, such shares shall not be deemed to be a part of his account balance until the Valuation Date of the Plan Year in which the Acquisition Loan has been fully repaid and all indebtedness incurred in connection with a single acquisition of Employer Stock shall be treated as one Acquisition Loan.

If the amount of a Participant's Employer Stock Account balance cannot be determined by the Committee by the date on which a distribution is to commence, or if the Participant cannot be located, distribution of his benefit shall commence within 60 days after the date on which his Employer Stock Account balance can be determined or after the date on which the Committee locates the Participant, whichever applies.

(2) Form of Distribution: In general, distributions under this Article VI shall occur in one of the optional forms set forth in Section 6.5(b), as elected by the Participant. The Committee may, in its discretion and based on the liquidity of the Trust Fund and the Employer and other relevant considerations, decide to pay any benefit in substantially equal periodic payments over a period not to exceed five years; provided that this period over which installments may be made may be extended an additional year (up to five additional years) for each $100,000 or fraction thereof by which the value of the distribution exceeds $500,000. Further, the Committee may, in its discretion, use a combination of equal and unequal installment payments.

(3) The Committee may, in its discretion, segregate the vested interest in the Trust of a Participant and invest such amounts in assets other than Employer Stock in circumstances including, but not limited to, the following:

[a] A Participant’s vested interest in the Trust exceeds $5,000 and the Participant does not consent to his or her commencement of benefits in accordance with Section 6.5(c);

[b] A Participant who is entitled to a distribution cannot be located;

[c] A Participant (whether terminated or employed) is receiving installment payments from the Trust;

[d] A Participant has terminated employment, but is not yet entitled to receive a distribution from the Plan;

[e] A portion of a Participant’s account has been or is eligible to be segregated for the benefit of an alternate payee pursuant to a Qualified Domestic Relations Order;

[f] Any other time that the Committee deems appropriate when such segregation would be in the best interests of the remaining Participants in the Plan.

        6.6 Distribution Restrictions: The restrictions contained in this section will apply to all of the optional forms of benefit listed in Section 6.5. Nothing contained in this Section 6.6 will have the effect of offering optional forms of benefit not contained in Section 6.5. All distributions required under this Section will be determined and made in accordance with the Proposed Income Tax Regulations under Code Section 401 (a)(9), including the minimum distribution incidental benefit requirement of Proposed Regulation Section 1.401(a)(9)-2.

        With respect to distributions under the Plan made for calendar years beginning on or after January 1, 2001, the Plan will apply the minimum distribution requirements of Code Section 401(a)(9) in accordance with the regulations under Code Section 401(a)(9) that were proposed in January 2001, notwithstanding any provision of the Plan to the contrary. This paragraph shall continue in effect until the end of the last calendar year beginning before the effective date of final regulations under Code Section 401(a)(9) or such other date specified in guidance published by the Internal Revenue Service.

(a) As of the first distribution calendar year, distributions, if not made in a single sum, may only be made over one of the following periods (or a combination thereof):

(1) the life of the Participant,

(2) the life of the Participant and a designated beneficiary,

(3) a period certain not extending beyond the life expectancy of the Participant, or

(4) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated Beneficiary.

(b) If a Participant’s interest is to be distributed in other than a single sum, the following minimum distribution rules shall apply on or after the required beginning date (as defined in Section 6.5(a)):

(1) If a Participant’s benefit is to be distributed over:

[a] a period not extending beyond the life expectancy of the Participant or the joint life and last survivor expectancy of the Participant and the Participant’s designated Beneficiary, or

[b] a period not extending beyond the life expectancy of the designated beneficiary,

the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the Participant’s benefit by the applicable life expectancy.

(2) For calendar years beginning before January 1, 1989, if the Participant’s spouse is not the designated Beneficiary, the method of distribution selected must assure that at least 50% of the present value of the amount available for distribution is paid within the life expectancy of the Participant.

(3) For calendar years beginning after December 31, 1988, the amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the Participant’s benefit by the lesser of:

[a] the applicable life expectancy, or

[b] if the Participant’s spouse is not the designated Beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of Section 1.401(a)(9)-2 of the Proposed Income Tax Regulations.

Distributions after the death of the Participant shall be distributed using the applicable life expectancy in Section 6.6(b)(1) above as the relevant divisor without regard to Proposed Regulations Section 1 ..401(a)(9)-2.

(4) The minimum distribution required for the Participant’s first distribution calendar year must be made on or before the Participant’s required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the Participant’s required beginning date occurs, must be made on or before December 31 of that distribution calendar year.

(c) If the Participant’s benefit is distributed in the form of an annuity purchased from an insurance company, distributions thereunder shall be made in accordance with the requirements of Code Section 401(a)(9) and the proposed regulations thereunder.

(d) If the Participant dies before distribution of his or her interest begins, distribution of the Participant’s entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant’s death except to the extent that an election is made to receive distributions in accordance with (1) or (2) below:

(1) If any portion of the Participant’s interest is payable to a designated beneficiary, distributions may be made over the life or over a period certain not greater than the life expectancy of the designated beneficiary commencing on or before December 31 of the calendar year immediately following the calendar year in which the Participant died.

(2) If the designated Beneficiary is the Participant’s surviving spouse, the date distributions are required to begin in accordance with (1) above shall not be earlier than the later of:

[a] December 31 of the calendar year immediately following the calendar year in which the Participant died; or

[b] December 31 of the calendar year in which the Participant would have attained age 70 ½.

(e) If the Participant has not made an election pursuant to Section 6.6(d) by the time of his or her death, the Participant’s designated Beneficiary must elect the method of distribution not later than the earlier of:

(1) December 31 of the calendar year in which distributions would be required to begin under this section, or

(2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the Participant.

If the Participant has no designated beneficiary, or if the designated beneficiary does not elect a method of distribution, distribution of the Participant’s entire interest must be completed by December 31 of the calendar year containing the fifth anniversary of the Participant’s death.

(1) For purposes of Section 6.6(d) above, if the surviving spouse dies after the Participant, but before payments to such spouse begin, the provisions of Section 6.6(d), with the exception of Section 6.6(d)(2), shall be applied as if the surviving spouse were the Participant.

(g) For purposes of this Section 6.6, any amount paid to a child of the Participant will be treated as if it had been paid to the surviving spouse if the amount becomes payable to the surviving spouse when the child reaches the age of majority.

(h) If distribution in the form of an annuity irrevocably commences to the Participant before the required beginning date, the date distribution is considered to begin is the date distribution actually commences.

(i) For purposes of this Section 6.6, the following definitions shall apply:

(1) Applicable life expectancy. The life expectancy (or joint and last survivor expectancy) calculated using the attained age of the Participant (or designated Beneficiary) as of the Participant’s (or designated Beneficiary’s) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated such succeeding calendar year.

(2) Designated Beneficiary. The individual who is designated as the Beneficiary under the Plan in accordance with Code Section 401(a)(9) and the regulations thereunder.

(3) Distribution calendar year. A calendar year for which a minimum distribution is required. For distributions beginning before the Participant’s death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the Participant’s required beginning date. For distributions beginning after the Participant’s death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to Sections 6.6(d)-(h) above.

(4) Life expectancy. Life expectancy and joint and last survivor expectancy are computed by use of the expected return multiplies in Tables V and VI of Section 1.72-9 of the Income Tax Regulations.

Unless otherwise elected by the Participant (or spouse, in the case of distributions described in Section 6.6(d)(2) above) by the time distributions are required to begin, life expectancies shall be recalculated annually. Such election shall be irrevocable as to the Participant (or spouse) and shall apply to all subsequent years. The life expectancy of a nonspouse Beneficiary may not be recalculated.

(5) Participant’s benefit.

[a] The account balance as of the last valuation date in the calendar year immediately preceding the distribution calendar year (valuation calendar year) increased by the amount of any contributions or forfeitures allocated to the account balance as of dates in the valuation calendar year after the valuation date and decreased by distributions made in the valuation calendar year after the valuation date.

[b] For purposes of paragraph [a] above, if any portion of the minimum distribution for the first distribution calendar year is made in the second distribution calendar year on or before the required beginning date, the amount of the minimum distribution made in the second distribution calendar year shall be treated as if it had been made in the immediately preceding distribution calendar year.

        6.7 Waiver of Distribution Restrictions: The Committee may segregate to separate accounts within the Trust those amounts which are the subject of a qualified domestic relations order in accordance with Code Section 4.14(p). Distributions pursuant to this Section 6.7 will be made in accordance with the following procedures.

(a) Within a reasonable time after receiving a domestic relations order (a “DRO”) from a State Court requiring the distribution of all, or a part of, the Participant’s benefits under the Plan to an Alternate Payee (i.e., any spouse, former spouse, child or other dependent of the Participant who is designated by the DRO as having a right to receive all or a portion of the benefits payable under the Plan with respect to the Participant), the Committee will notify the Participant and the Alternate Payee of the receipt of the DRO and the Plan’s procedures for reviewing the DRO and rendering an opinion as to whether the DRO is a qualified domestic relations order (a “QDRO”) as defined by ERISA Section 206(d)(3)(B).

(b) Within sixty days after receiving the DRO, or as soon as reasonably possible, the Committee (or legal counsel) will determine the qualified status of the DRO. The Participant and each Alternate Payee, or his designated representative, shall then be furnished written notice of the determination. If it has been determined that the DRO is a QDRO, the terms and directions as to payment and entitlement contained in the DRO will be promptly communicated to each Alternate Payee or designated representative at the address specified in the QDRO.

(c) When reviewing the DRO, the Committee must determine that the order is a QDRO if such order:

(1) is a judgment, decree or order;

(2) creates or recognizes the existence of an Alternate Payee’s right to receive all or a portion of the benefits payable with respect to a Participant under the Plan;

(3) relates to the provision of child support, alimony payments, or marital property rights to a spouse, child or other dependent of a Participant;

(4) is made pursuant to a state domestic relations law; and

(5) clearly specifies the following:

[a] the name and last known mailing address (if any) of the Participant and the name and mailing address of each Alternate Payee covered by the order (the Alternate Payee must notify the Committee of any change of address. The order may permit the Alternate Payee to designate a representative to receive copies of notices that are sent to the Alternate Payee with respect to the domestic relations order);

[b] the amount or percentage of the Participant’s benefits to be paid by the Plan to each such Alternate Payee, or the manner in which such amount or percentage is to be determined;

[c] the number of payments or periods to which such order applies; and

[d] each Plan to which such order applies.

(d) A DRO will not be deemed a QDRO if it:

(1) requires the Plan to provide any type or form of benefit or any option not otherwise provided under the Plan;

(2) requires the Plan to provide increased benefits (determined on the basis of actuarial value); or

(3) requires payments of benefits to an Alternate Payee that are required to be paid to another Alternate Payee under a previously existing QDRO.

(e) The Committee shall, as soon as practical, ascertain the dollar amount payable to each Alternate Payee pursuant to the DRO and as soon thereafter as the Participant reaches the Earliest Retirement Age, disperse the amounts payable to each Alternate Payee as provided in the DRO, subject to any distribution limitations contained in the Plan. If there is to be a delay for any reason in making payments of the amounts due to an Alternate Payee, the Committee must suspend the payment of any benefits which are in dispute, and direct that the amount payable be segregated into a separate account within the Plan. If the segregation is deemed to be inconvenient or undesirable, the amount payable will be transferred to an escrow account wherein the monies will continue to appreciate. If, within eighteen (18) months after the suspension of benefits the order is determined to be a QDRO, the Committee must pay the segregated amounts, plus interest, to the person(s) entitled to receive them. If, after the eighteen month period, the Committee has not determined whether the order is (or is not) qualified, or has determined that the order is not a QDRO, the segregated amounts, plus interest, must be paid to the person(s) who would have received the amounts if the DRO had not been issued. Thereafter, any subsequent determination that an order is a QDRO will be applied prospectively, and the Plan will not be liable to the Alternate Payee for payments made to the Participant for the period prior to the time the order was determined to be qualified.

        6.8 Hardship Withdrawals of Elective Deferrals:

(a) At any time, but not more frequently than once in each Plan Year, a Participant may elect, with the written consent of his or her Spouse, to withdraw up to an amount equal to the balance then credited to his or her Elective Deferral Account, not including earnings credited to the Account after December 31, 1988. Such withdrawals may be made only if the purpose of the withdrawal is to meet immediate and heavy financial needs of the Participant where the amount of the withdrawal is not reasonably available from the resources of the Participant.

(b) The only financial needs considered to be immediate and heavy are:

(1) Deductible medical expenses incurred or necessary (within the meaning of Code Section 2 13(d)) of the Participant, the Participant’s spouse, children or dependents.

(2) The purchase (excluding mortgage payments) of a principal residence for the Participant.

(3) Payment of tuition for the next twelve (12) months of post-secondary education for the Participant, the Participant’s spouse, children and dependents.

(4) The need to prevent the eviction of the Participant from, or a foreclosure on the mortgage of, the Participant’s principal residence.

(c) A distribution will be considered as necessary to satisfy an immediate and heavy financial need of the Participant only if:

(1) The Participant has obtained all distributions, other than hardship distributions, and all nontaxable loans under all plans maintained by the Employer.

(2) All plans maintained by the Employer provide that the Participant’s Elective Deferrals (and Employee Contributions) will be suspended for six months after the receipt of the hardship distribution.

(3) The distribution is not in excess of the amount of an immediate and significant financial need (including amounts necessary to pay any federal, state or local income taxes or penalties reasonably anticipated to result from the distribution).

(4) All plans maintained by the Employer provide that the Participant may not make Elective Deferrals for the Participant’s taxable year immediately following the taxable year of the hardship distribution in excess of the applicable limit under Code Section 402(g) for such taxable year less the amount of such Participant’s Elective Deferrals for the taxable year of the hardship distribution.

(d) All withdrawal elections shall be made by a Participant on written forms supplied by the Committee for that purpose. Upon employment termination, a Participant’s remaining Elective Deferral Account shall be distributed in a manner consistent with Article VI hereof.

        6.9 Investment Direction:

(a) Each Participant may elect to direct the investment of his or her Elective Deferral Account in accordance with written, uniform and nondiscriminatory administrative procedures adopted by the Committee. In that event, the Participant’s Elective Deferral Account in the Trust shall be placed in a segregated account within the Trust. This segregated account shall then be invested in any security or other property or other form that the Trustee has the power to invest in hereunder, including Employer Stock, as directed by the Participant and as consistent with administrative procedures adopted by the Committee pursuant to this Section 6.9. Such administrative procedures shall describe the number of investment choices available under this Section 6.9, the permitted frequency of participant investment elections and any other aspect of this Participant investment direction feature which the Committee chooses to specify in said administrative procedures, all in accordance with applicable law. Each Participant may subsequently notify the Trustee that any investment which was previously made at the Participant’s direction be sold, converted to any other permissible investment or otherwise disposed of in accordance with this Section. The Trustee shall then purchase such investment or dispose of such investment as stated in the notice received from the Participant. Investments thus acquired shall be held by the Trustee for the Participant and all income and/or losses thereon shall be credited to the Participant’s account from which the investment was made. Investments so acquired shall be held by the Trustee until distributed in accordance with this Plan. This directed investment provision shall be administered in a manner consistent with ERISA Section 404(c) or any successor thereto. The Committee shall develop procedures regarding the status of a Participant and the investment of his or her account balance if no valid investment election has been filed by the Participant.

         ARTICLE VII- PROVISIONS REGARDING EMPLOYER STOCK

        7.1 Distribution of Cash Dividends: If so determined by the Board of Directors, and subject to Section 5.2, any cash dividends payable on Employer Stock allocated to the Employer Stock Accounts of Participants may be paid currently (or within 90 days after the end of the Plan Year in which the dividends are paid to the Trust) in cash by the Trustee to such Participants (or their Beneficiaries) on a nondiscriminatory basis, or the Employer may pay such dividends directly to the Participants (or Beneficiaries). Such distribution (if any) of cash dividends may be limited to Participants who are still Employees, may be limited to dividends on shares of Employer Stock which are then vested or may be applicable to cash dividends on all shares allocated to Participants’ Employer Stock Accounts.

        Notwithstanding the foregoing, if the Employer is or becomes an S corporation under Code Section 1361, distributions of cash dividends under this Section 7.1 may only be made, if at all, to the extent such distributions are permitted by applicable federal pension law.

        7.2 Voting Employer Stock: Shares of Employer Stock held by the Trust shall be voted by the Trustee in accordance with Section 3.04 of the Trust Agreement.

        7.3 Diversification of Investments:

(a) Election by Qualified Participant. Each Qualified Participant (as defined in Section 7.3(e) below) shall be permitted to direct the Plan pursuant to Section 7.3(c) below as to the investment of 25% of the value of the Participant’s Account(s) less any prior portion diversified within 90 days after the last day of each Plan Year during the Participant’s Qualified Election Period as defined in Section 7.3(d). Within 90 days after the close of the last Plan Year in the Participant’s Qualified Election Period, a Qualified Participant may direct the Plan pursuant to Section 7.3(c) below as to the investment of 50% of the value of such account balance less any prior portion diversified.

(b) Method of Directing Investment. The Participant’s direction shall be provided to the Committee in writing, and shall be effective as soon as administratively feasible, but in no event later than 180 days after the close of the Plan Year to which the direction applies.

(c) Distribution for Investment or Direct Transfer to Another Plan. At the election of the Qualified Participant, the Plan shall distribute (notwithstanding Code Section 409(d)) the portion of the Participant’s account that is covered by the election described in Section 7.3(a) above within 90 days after the last day of the period during which the election can be made. Such distribution shall be subject to such requirements of the Plan concerning put options as would otherwise apply to a distribution of Employer Securities from the Plan. Alternatively, if the Employer maintains a separate qualified plan which satisfies the investment option requirements applicable to the portion of the Participant’s account that is covered by the election described in Section 7.3(a) above (the “other plan”), the Participant may, with approval of the Committee, transfer the portion of the Participant’s account that is covered by the election described in Section 7.3(a) above to the other plan within 90 days after the last day of the period during which the election can be made. This Section 7.3(c) shall apply notwithstanding any other provision of the Plan other than such provisions as require the consent of the Participant and the Participant’s spouse to a distribution with a present value in excess of $5,000.If the Participant and the Participant’s spouse do not consent, such amount shall be retained in this Plan. No withdrawal election shall be permitted if the balance in a Participant’s Employer Stock Account as of the Valuation Date of the first Plan Year in the Election Period has a Fair Market Value of $500or less, unless and until the balance in his Employer Stock Account as of a subsequent Valuation Date in the Election Period exceeds $500.

(d) For purposes of this Section 7.3, Qualified Election Period means the six Plan Year period beginning with the later of (1) the first Plan Year in which the Participant first becomes a Qualified Participant; or (2) the first Plan Year beginning after December 31, 1986; provided, however, that the Committee may elect to treat an Employee first becoming a Qualified Participant in the Plan Year beginning in 1987 as having become a Qualified Participant in the Plan Year beginning in 1988.

(e) For purposes of this Section 7.3, Qualified Participant means a Participant who has attained age 55 and who has completed at least 10 years of participation in the Plan. Years of participation include only those Plan Years in which a Participant is entitled to share in the allocation of Employer Contributions and Forfeitures.

        7.4 Independent Appraisal of Employer Stock: All valuations of shares of Employer Stock that are not readily tradeable on an established securities market will be made by an independent appraiser as defined in Code Section 401(a)(28). These valuations will be used for purposes of determining Employer contributions, account adjustments under Section 5.2, and all other purposes for which valuations of Employer Stock are required under the Plan.

        7.5 Rights, Options and Restrictions on Employer Stock:

(a) The Employer shall provide a “put option” to any Participant (or the Participant’s donees, or a person (including an estate or distributee) to whom the security passes by reason of the Participant’s death) or Beneficiary who receives a distribution of Employer Stock which is or becomes not readily tradeable on an established securities market. The put option shall permit such person to sell such Employer Stock to the Employer at any time during two option periods, at the most recently completed valuation determined pursuant to Plan Section 7.4 for transactions not involving disqualified persons, or at the Fair Market Value determined as of the date of the transaction for transactions involving disqualified persons. The first put option period shall be for at least 60 days beginning on the date of distribution. The second put option period shall be for at least 60 days beginning after the new determination of the most recently completed valuation pursuant to Plan Section 7.4 (and notice to the Participant thereof) in the following Plan Year. The Employer may allow the Committee to direct the Trustee to purchase shares of Employer Stock tendered to the Employer under a put option. The payment for any Employer Stock sold under a put option shall be made within 20 days if the shares were distributed as part of an installment obligation. If the shares are distributed in a lump sum distribution, payment shall commence within 30 days and may be made in a lump sum or in substantially equal, annual installments over a period not exceeding five years, with adequate security provided and interest payable at a reasonable rate on any unpaid installment balance (as determined by the Employer or the Committee). This “put option” shall be non-terminable within the meaning of Section 7.5(d). In no event shall the put option expire prior to the end of the 15-month period which begins on the date the security subject to the put option is distributed by the ESOP. In the case of a security that is publicly traded without restriction when distributed but ceases to be so traded within 15 months after distribution, the Employer must notify each security holder in writing on or before the 10th day after the date the security ceases to be so traded that for the remainder of the 15-month period the security is subject to a put option. The number of days between such 10th day and the date on which notice is actually given, if later than the 10th day, must be added to the duration of the put option. The notice must inform distributees of the terms of the put options that they are to hold.

(b) To the extent applicable under relevant law, shares of Employer Stock distributed by the Trust shall be subject to a “right of first refusal.” The right of first refusal shall provide that, prior to any subsequent transfer, the shares must first be offered for purchase in writing to the Employer, and then to the Trust. The selling price and other terms under the right must not be less favorable to the Seller than the greater of the Fair Market Value of the security or the purchase price and other terms offered by a buyer other than the Employer or the Plan making a good faith offer to purchase the security. The Employer and the Committee (on behalf of the Trust) shall have a total of 14 days to exercise the right of first refusal on the same terms offered by a prospective buyer. The Employer may require that a Participant entitled to a distribution of Employer Stock execute an appropriate stock transfer agreement (evidencing right of first refusal) prior to receiving a certificate of Employer Stock.

(c) Shares of Employer Stock held or distributed by the Trustee may include such legend restrictions on transferability as the Employer may reasonably require in order to assure compliance with applicable federal and state securities laws.

(d) Non-Terminable Protections and Rights. No Employer Stock, except as provided in Section 7.5, acquired with the proceeds of an Acquisition Loan may be subject to a put, call, or other option, or buy-sell or similar arrangement when held by and when distributed from the Trust Fund, whether or not the Plan is then an ESOP. The protections and rights granted in this Section are non-terminable, and such protections and rights shall continue to exist under the terms of this Plan so long as any Stock acquired with the proceeds of an Acquisition Loan is held by the Trust Fund or by any Participant or other person for whose benefit such protections and rights have been created, and neither the repayment of such loan nor the failure of the Plan to be an ESOP, or an amendment of the Plan shall cause a termination of said protections and rights.

        7.6 Securities and Exchange Commission Approval: The Employer may request an interpretive letter from the Securities and Exchange Commission stating that the transfers of Employer Stock contemplated hereunder do not involve transactions requiring a registration of such Employer Stock under the Securities Act of 1933. In the event that a favorable interpretive letter is not obtained, the Employer reserves the right to amend the Plan and Trust retroactively to their Effective Dates in order to obtain a favorable interpretive letter or to terminate the Plan.

        7.7 Special Rules for Pre-1987 Stock: Unless the Employer by resolution of its Board of Directors elects to apply the special rules regarding stock acquired by the Plan after December 31, 1986 (including, but not limited to rules regarding voting and diversification) to stock acquired by the Plan on or before December 31, 1986 (the “Pre-1987 Stock”) which is held by the Plan, the Pre-1987 stock shall be subject to the rules regarding stock acquired by the Plan on or before December 31, 1986.

ARTICLE VIII- TRUST FUND

        8.1 Trust Contributions: All contributions under this Plan shall be paid to the Trustee and deposited in the Trust Fund. All assets of the Trust Fund, including investment income, shall be retained for the exclusive benefit of Participants, former Participants, and Beneficiaries and shall be used to pay benefits to such persons or to pay administrative expenses of the Plan and Trust Fund to the extent not paid by the Employer and shall not revert to or inure to the benefit of the Employer.

        In the event the deduction of a contribution made by the Employer is disallowed under Code Section 404, such contribution (to the extent disallowed) must be returned to the Employer within one year of the disallowance of the deduction.

        8.2 Investment of Trust Assets:

(a) Purchase of Employer Stock. Trust Assets (including any assets relating to Elective Deferrals) will be invested by the Trustee primarily in Employer Stock in accordance with directions from the Committee. Contributions (and other Trust Assets) may be used to acquire shares of Employer Stock from any shareholder of the Employer or an Affiliated Employer, from the Employer or an Affiliated Employer, from an estate, or from any other person or entity deemed appropriate by the Committee. The Trustee may also invest Trust Assets in such other prudent investments as the Committee deems to be desirable for the Trust, or Trust Assets may be held in cash. The Committee may direct the Trustee to invest and hold up to 100% of the Trust Assets in Employer Stock. All purchases or sales of Employer Stock by the Trustee shall be made only as directed by the Committee and only at prices which do not exceed the Fair Market Value of Employer Stock as of the date of the transaction (to the extent required under applicable law) and as determined in good faith by the Committee. The Plan or Trust may not obligate itself to acquire Employer Stock from a particular holder thereof at an indefinite time determined upon the happening of an event such as the death of the holder.

(b) Borrowing to Acquire Employer Stock. The Committee may direct the Trustee to enter into Acquisition Loans (including an Acquisition Loan with a Disqualified Person) from time to time to finance the acquisition of Employer Stock (Financed Shares) or to repay a prior Acquisition Loan. An installment obligation incurred in connection with the purchase of Employer Stock shall be treated as an Acquisition Loan. An Acquisition Loan shall meet the requirements of Code Section 4975(d)(3) and ERISA Section 408(b)(3) and regulations thereunder. Those requirements include (among others) the requirements described below.

(1) The loan shall be for a specific term and not payable upon demand except in the event of default.

(2) The loan is primarily for the benefit of Participants and Beneficiaries, at a reasonable rate of interest, and under terms at the time the loan is made which are at least as favorable to the Plan as the terms of a comparable loan resulting from arms-length negotiations between independent parties.

(3) The proceeds of the loan must be used within a reasonable time after their receipt to acquire Employer Stock or for making repayment of an outstanding Acquisition Loan.

(4) The loan shall be without recourse against the Plan and collateral for the loan shall be limited to Employer Stock acquired with the proceeds of the loan or used as collateral on an outstanding Acquisition Loan which is being repaid. The lender shall have no right to any assets of the Plan other than the collateral, Employer Contributions (excluding contributions of Employer Stock) and earnings on such collateral and contributions (including but not limited to dividends paid on unallocated Employer Stock).

(5) In the event of a loan default, the value of the Plan assets transferred in satisfaction of the loan shall not exceed the amount of the default and, if the lender is a party in interest or Disqualified Person, shall not exceed an amount of Plan assets equal to the amount of the payment schedule with respect to which there is a failure to pay.

(6) The loan terms may provide that there shall be no required payments of principal and/or interest for one or more years. The Employer may from time to time direct the Trustee to renegotiate any such loan to change the payment terms with respect to payments not then due and payable, to extend the period of payment, or to reduce or eliminate the amount of any payment or payments of principal and/or interest not then due and payable.

(7) Any pledge of Financed Shares must provide for the release of shares so pledged as payments on the Acquisition Loan are made by the Trustee and such Financed Shares are allocated to Participants’ Employer Stock Accounts under Article V.

These rules shall be changed by amendment to the Plan to the extent changes in applicable law require or permit.

(c) Acquisition Loan Payments. Payments of principal and/or interest on any Acquisition Loan shall be made by the Trustee (as directed by the Committee) only from Employer Contributions paid in cash to enable the Trust to repay such Acquisition Loan, from earnings attributable to such Employer Contributions and, subject to Section 5.2(a)(2), from any cash dividends received by the Trust on shares of Employer Stock (whether allocated or unallocated) acquired with the proceeds of the Acquisition Loan. The payments made with respect to an Acquisition Loan for a Plan Year must not exceed the sum of such Employer Contributions, earnings and dividends for that Plan Year (and prior Plan Years), less the amount of such payments for prior Plan Years. If the Employer is the lender with respect to an Acquisition Loan, Employer Contributions may be paid in the form of cancellation of indebtedness under the Acquisition Loan (with written notice to the Trustee). If the Employer is not the lender with respect to an Acquisition Loan, the Employer may elect to make payments on the Acquisition Loan directly to the lender and to treat such payments as Employer Contributions.

(d) Sales of Employer Stock. Subject to the approval of the Board of Directors and at the direction of the Committee, the Trustee may sell shares of Employer Stock to any person (including the Employer), provided that any such sale must be made at a price not less than the Fair Market Value as of the date of the transaction (to the extent required under applicable law) and as determined in good faith by the Committee. Notwithstanding the provisions of Section 8.2(d), the Trustee may apply the proceeds from the sale of unallocated Financed Shares to repay the Acquisition Loan (incurred to finance the purchase of such Financed Shares) in the event of the sale of the Employer or the termination of the ESOP or if the ESOP ceases to be an employee stock ownership plan under Code Section 4975(e)(7). Any proceeds or unallocated Employer Stock remaining after repaying the Acquisition Loan shall be allocated to the Other Investments Accounts of Employees who are Participants as of the date of the sale in the manner described in Section 5. 2(a)(1). If the Trustee is unable to make payments of principal and/or interest on an Acquisition Loan when due, the Trustee (with the approval of the Board of Directors and at the direction of the Committee) may either sell any Financed Shares that have not yet been allocated to Participants’ Employer Stock Accounts or obtain an Acquisition Loan in an amount sufficient to make such payments. Any sale of Employer Stock under this Section 8.2(d) must comply with the fiduciary duties applicable to the Trustee under ERISA Section 404(a)(1).

The sale of Employer Stock and the use of proceeds to repay an Acquisition Loan contemplated by this Section 8.2(d) will not cause the “Annual Addition” limitations of Code Section 415 to be exceeded. If the Internal Revenue Service concludes otherwise, however, the Trustee will establish a special suspense account to hold such excess Section 415 “Annual Additions” until they may be allocated to the affected Participants.

ARTICLE IX — ADMINISTRATION

        9.1 Allocation of Responsibility Among Fiduciaries: Except as otherwise provided herein, the Fiduciaries shall have only those specific powers, duties, responsibilities and obligations as are specifically given them under this Plan or the Trust. In general, the Employer shall have the sole responsibility for making the contributions provided for under Section 4.1, and shall have the sole authority to appoint and remove the Trustee, Committee, any Committee Member and any Investment Manager which may be provided for under the Trust, and to amend or terminate, in whole or in part, this Plan or the Trust. The Employer shall have the sole responsibility for the administration of this Plan, which responsibility is specifically described in this Plan, the Trust and Administrative Procedures, if any, and such administrative responsibility may be delegated hereunder. The Trustee shall have the sole responsibility for the administration of the Trust and the management of the assets held under the Trust, all as specifically provided in the Trust except in those situations where the Trustee is acting on the express directions of the Committee or Plan Participants, as the case may be. Each Fiduciary warrants that any directions given, information furnished, or action taken by it shall be in accordance with the provisions of the Plan or the Trust, as the case may be, authorizing or providing for such direction, information or action.

        Furthermore, each Fiduciary may rely upon any such direction, information or action of another Fiduciary as being proper under this Plan or the Trust, and is not required under this Plan or the Trust to inquire into the propriety of any such direction, information or action. It is intended under this Plan and the Trust that each Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under this Plan and the Trust and shall not be responsible for any act or failure to act of another Fiduciary. No Fiduciary guarantees the Trust Fund in any manner against investment loss or depreciation in asset value.

        9.2 Appointment of Committee: The Plan shall be administered by the ESOP Committee which is composed of individuals appointed by the Board of Directors of the Employer to serve at its pleasure and without compensation. The Committee shall be the named fiduciary with authority to control and manage the operation and administration of the Plan. The Trustee shall be notified in writing by the Employer of the names of the Committee members. The Trustee may conclusively assume that the members of the Committee will continue to act in that capacity until the Trustee has been notified by the Employer to the contrary in writing.

        Action by the Committee will be by (a) the majority vote of its members at a meeting duly noticed in writing at least five business days in advance of such meeting and attended by a majority of the members of the Committee, or (b) by the unanimous written action of the Committee without a meeting. Minutes of each meeting of the Committee shall be kept. The Committee will direct the Trustee on all matters which require instructions or directions, as provided in this Plan and the Trust Agreement. The Committee may allocate its fiduciary responsibilities among its members and may designate other persons (including the Trustee) to carry out its fiduciary responsibilities (other than investment responsibilities) under the Plan. The Committee may designate any one or more of its members to have authority to sign any documents on its behalf. The Trustee shall be fully protected in complying with any instructions received from the Committee member(s) so designated.

        The Committee shall be responsible for directing the Trustee as to the investment of the Trust Assets. The Committee may delegate to the Trustee the responsibility for investing Trust Assets other than Employer Stock. The Committee shall establish a funding policy and method for directing the Trustee to acquire Employer Stock (and for otherwise investing the Trust Assets) in a manner that is consistent with the objectives of the Plan and the requirements of ERISA.

        The Committee is empowered, on behalf of the Plan, to employ investment advisers, accountants, legal counsel and other agents to assist it in the performance of its duties under the Plan. All usual and reasonable expenses of the Committee may be paid in whole or in part by the Employer and any expenses not paid by the Employer shall, upon the written consent of the Committee, be paid by the Trustee out of the principal or income of the Trust Fund. The Employer shall secure fidelity bonding for the fiduciaries of the Plan, as required by ERISA Section 412.

        The Employer or the Trustee (as directed by the Committee) may purchase insurance for the Committee (and other fiduciaries of the Plan) to cover liability or loss occurring by reason of the act or omission of a fiduciary. If such insurance is purchased with Trust Assets, the insurance must permit recourse by the insurer against the fiduciary in the case of breach of a fiduciary obligation by such fiduciary. The Employer shall indemnify each member of the Committee (to the extent permitted by law) against any personal liability or expense, except such liability or expense as may result from his own willful misconduct.

        The Employer shall be the Plan Administrator under Code Section 4 14(g) and under ERISA Section 3(16)(A). The Committee shall be the designated agent of the Plan for the service of legal process.

        9.3 Claims Procedure: The Committee shall have discretionary authority and shall make all determinations as to the right of any person to a benefit. Any denial by the Committee of the claim for benefits under the Plan by a Participant or Beneficiary shall be stated in writing by the Committee and delivered or mailed to the Participant or Beneficiary; and such notice shall set forth the specific reasons for the denial, written to the best of the Committee’s ability in a manner that may be understood without legal or actuarial counsel. Approval or denial of a claim is to be delivered or mailed to the claimant within 90 days of the time such claim is made, unless special circumstances require an extension of time in accordance with relevant law. In addition, the Committee shall afford a reasonable opportunity to any Participant or Beneficiary whose claim for benefits has been denied in whole or in part for a review of the decision denying the claim. Review must be applied for by written request to the Committee within 60 days after denial of the claim. The Committee will advise the claimant of its decision within 60 days after such request is made. The times set forth above for submission of claims and appeals and for response by the Plan Administrator may be modified to comply with any applicable law or regulation issued.

        9.4 Records and Reports: The Committee shall exercise such authority and responsibility as it deems appropriate in order to comply with ERISA and governmental regulations issued thereunder relating to records of Participants’ Service, account balances and the percentage of such account balances which are nonforfeitable under the Plan; notification to Participants; annual registration with the Internal Revenue Service; and annual reports to the Department of Labor.

        9.5 Other Committee Powers and Duties: The Committee shall have such duties and powers as may be necessary to discharge its duties hereunder, including, but not by way of limitation, the following:

(a) discretionary authority to construe and interpret the Plan, decide all questions of eligibility and determine the amount, manner and time of payment of any benefits hereunder;

(b) to prescribe procedures to be followed by Participants or Beneficiaries filing applications for benefits;

(c) to prepare and distribute, in such manner as the Committee determines to be appropriate, information explaining the Plan;

(d) to receive from the Employer and from Participants such information as shall be necessary for the proper administration of the Plan;

(e) to furnish the Employer, upon request such annual reports with respect to the administration of the Plan as are reasonable and appropriate;

(f) to receive, review and keep on file (as it deems convenient and proper) reports of the financial condition and of the receipts and disbursements of the Trust Fund from the Trustee;

(g) to appoint or employ individuals to assist in the administration of the Plan (including a committee of individuals) and any other agents it deems advisable, including legal and actuarial counsel.

        The Committee shall have no power to add to, subtract from or modify any of the terms of the Plan, or to change or add to any benefits provided by the Plan, or to waive or fail to apply any requirements of eligibility for a benefit under the Plan.

        9.6 Rules and Decisions: The Committee may adopt such rules as it deems necessary, desirable, or appropriate. All rules and decisions of the Committee shall be uniformly and consistently applied to all Participants in similar circumstances. When making a determination or calculation, the Committee shall be entitled to rely upon information furnished by a Participant or Beneficiary, the Employer, the legal counsel of the Employer, or the Trustee.

        9.7 Authorization of Benefit Payments: The Committee shall issue directions to the Trustee concerning all benefits which are to be paid from the Trust Fund pursuant to the provisions of the Plan, and warrants that all such directions are in accordance with this Plan.

        9.8 Application and Forms for Benefits: Claims for benefits under the Plan are to be made on forms supplied by the Committee. The Committee may rely upon all such information so furnished it, including the claimant’s current mailing address.

        9.9 Indemnification: The Employer will indemnify the Trustees, the members of the Committee and any other employees of the Employer who are deemed fiduciaries under ERISA, and hold them harmless, against any and all liabilities, including legal fees and expenses arising out of any act or omission made or suffered in good faith pursuant to the provisions of the Plan, or arising out of any failure to discharge any fiduciary obligation imposed by ERISA other than a willful failure to discharge an obligation of which the person was aware.

ARTICLE X — MISCELLANEOUS

        10.1 Nonguarantee of Employment: Nothing contained in this Plan shall be construed as a contract of employment between the Employer and any Employee, or as a right of any Employee to be continued in the employment of the Employer, or as a limitation of the right of the Employer to discharge any of its Employees, with or without cause.

        10.2 Rights to Trust Assets: No Employee or Beneficiary shall have any right to, or interest in, any assets of the Trust Fund, upon termination of his employment or otherwise, except as provided from time to time under this Plan, and then only to the extent of the benefits payable under the Plan to such Employee or Beneficiary out of the assets of the Trust Fund. All payments of benefits as provided for in this Plan shall be made solely out of the assets of the Trust Fund and none of the Fiduciaries shall be liable therefore in any manner.

        10.3 Nonalienation of Benefits: Except as provided in Article VI, no benefit, right or interest payable under this Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution, seizure, attachment or levy of any kind, either voluntary or involuntary, or any other legal, equitable or other process. The preceding sentence shall also apply to the creation, assignment or recognition of a right to any benefit payable with respect to a Participant pursuant to a domestic relations order, unless such order is determined to be a qualified domestic relations order, as defined in Code Section 4.14(p), or any domestic relations order entered before January 1, 1985. The Trust Fund shall not in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any person entitled to benefits hereunder.

        Notwithstanding the foregoing, effective August 5, 1997, in the event a Participant is obligated to pay an amount to the Plan pursuant to a judgment, order or decree issued or settlement agreement entered into on or after that date, payment may be satisfied by an offset against a Participant’s Account balance if:

(a) The order or requirement to pay arises under a judgment, order, decree or settlement stemming from the following crimes or violations of ERISA:

(1) A judgment or conviction for a crime involving the Plan,

(2) A civil judgment (including a consent order or decree) entered by a court in an action brought in connection with a violation (or an alleged violation) of ERISA’s fiduciary responsibility provisions, or

(3) A settlement agreement between the IRS and the Participant, in connection with a violation (or alleged violation) of ERISA’s fiduciary responsibility provisions by a fiduciary or any other person;

(b) The judgment, order, decree, or settlement agreement expressly provides for the offset of all or part of the amount ordered or required to be paid to the Plan against the Participant’s Plan benefits; and

(c) Where the survivor annuity requirements of Section 6.5(c) apply to Plan distributions to the Participant (under Code Section 401(a)(11)), the rights of the Participant’s spouse to survivor benefits are preserved.

        10.4 Discontinuance of Employer Contributions: In the event of a permanent discontinuance of contributions to the Plan by the Employer, the accounts of each affected Participant shall, as of the date of such discontinuance, become nonforfeitable.

        10.5 Controlled Group of Corporations: Except as provided in Regulations issued under Code Section 4 14(a), all employees of all Affiliated Employers shall be treated as employed by a single Employer.

        Further, all Years of Service with other Affiliated Employers shall be credited for purposes of determining an Employee’s eligibility to participate or his nonforfeitable percentage of his Accrued Benefit under the Plan.

        10.6 Unclaimed Pension Checks: If a check in payment of a benefit payable under this Plan has been mailed by regular United States mail to the last address of the payee furnished to the Trustee and the check is returned unclaimed, payments to such payee shall be discontinued and shall be held in his respective Accounts until his correct address shall become known to the Trustee. Any such amounts will be credited with fund earnings in accordance with Section 5.2. If the Trustee does not receive written notice from the payee of a new address within the time provided by Michigan law for escheat of unclaimed property of this kind, all right to receive such benefits shall cease and the property shall escheat to the State of Michigan.

        10.7 Correction of Errors: Notwithstanding any other provision of this Plan to the contrary, the Employer and the Committee reserve the right to correct (retroactively, if necessary) any error in the Plan language or in the administration of the Plan which was inadvertently made in the good faith creation and/or administration of this employee stock ownership program.

        10.8 Construction: The masculine gender, where appearing in the Plan, shall be deemed to include the feminine gender, unless the context clearly indicates to the contrary. The words “hereof”, “herein”, “hereunder” and other similar compounds of the word “here” shall mean and refer to the entire Plan and not to any particular provision or section, unless otherwise stated.

        10.9 No Interest in Employer Affairs: Nothing contained in the Plan or this document will be construed as giving any Participant, Employee or Beneficiary an equity or other interest in the assets, business or affairs of the Employer or the right to examine any of the books and records of the Employer.

ARTICLE XI- AMENDMENTS AND ACTION BY EMPLOYER

        11.1 Amendments: The Employer reserves the right to make from time to time any amendment or amendments to this Plan which do not cause any part of the Trust Fund to be used for, or diverted to, any purpose other than the exclusive benefit of Participants, former Participants or their Beneficiaries. Any corrective amendment(s) for the purpose of satisfying Code Section 410(b) and certain provisions of Code Section 401(a)(4) shall be adopted and implemented by the Employer on or before the later of the 15th day of the 10th month after the close of the Plan Year to which the amendment is to apply or such times as may be required by the Internal Revenue Service.

        No amendment to the Plan shall retroactively reduce the vested rights of Participants. Notwithstanding the preceding sentence, a Participant’s account balance may be reduced to the extent permitted under Code Section 412(c)(8). If the vesting schedule of the Plan is amended, in the case of an Employee who is a Participant as of the later of the date such amendment is adopted or the date it becomes effective, the nonforfeitable percentage (determined as of such date) of such Employee’s Employer-derived account balance will not be less than the percentage computed under the Plan without regard to such amendment. In the event that an amendment is determined to be a cutback prohibited by Code Section 411(d)(6) and the regulations thereunder, benefits shall be provided to the affected Participant(s) pursuant to the terms of the Plan without regard to the amendment.

        The Employer may amend the Plan by adding overriding plan language where such language is necessary to satisfy Code Sections 415 or 416 because of the required aggregation of multiple plans under these Sections.

        11.2 Action by Employer: Any action by the Employer under this Plan may be by resolution of its Governing Board, or by any person or persons duly authorized by resolution of said Board to take such action.

        11.3 Amendment or Change of Vesting Schedule: No amendment to the vesting schedule set forth at Section 6.4 above, nor any change thereof due to change in the top-heavy status of the Plan, shall deprive a Participant of his nonforfeitable rights to benefits accrued to the date of the amendment. Further, if the then operative vesting schedule of this Plan is amended or deemed amended due to a change in the top-heavy status of the Plan, each Participant with at least three Years of Service with the Employer at the date of amendment may elect, within a reasonable period after the adoption of the amendment or the change, to have his nonforfeitable percentage computed under this Plan without regard to such amendment or change. For Participants who do not have at least one Hour of Service in any Plan Year beginning after December 31, 1988, the preceding sentence shall be applied by substituting five Years of Service for three Years of Service where such language appears. The period within which the election may be made shall commence with the date the amendment is adopted or deemed to be made and shall end on the later of:

(a) 60 days after the amendment is adopted; or

(b) 60 days after the amendment becomes effective; or

(c) 60 days after the Participant is issued written notice of the amendment by the Employer or Committee.

ARTICLE XII — SUCCESSOR EMPLOYER, MERGER OR CONSOLIDATION

        12.1 Successor Employer: In the event of the dissolution, merger, consolidation or reorganization of the Employer, provision may be made by which the Plan and Trust will be continued by the successor; and, in that event, such successor shall be substituted for said Employer under the Plan. The substitution of the successor shall constitute an assumption of Plan liabilities by the successor and the successor shall have all of the powers, duties and responsibilities of said Employer under the Plan.

        12.2 Plan Assets: In the event of any merger or consolidation of the Plan with, or transfer in whole or in part of the assets and liabilities of the Trust Fund to another trust fund held under, any other plan of deferred compensation maintained or to be established for the benefit of all or some of the Participants of this Plan, the assets of the Trust Fund applicable to such Participants shall be merged or consolidated with, or transferred to, the other trust fund only if:

(a) each Participant would (if either this Plan or the other plan then terminated) receive a benefit immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer (if this Plan had then terminated);

(b) resolutions of the Boards of Directors of the Employer under this Plan, or of any new or successor employer of the affected Participants, shall authorize such transfer of assets; and, in the case of the new or successor employer of the affected Participants, its resolutions shall include an assumption of liabilities with respect to such Participants’ inclusion in the new employer’s plan; and

(c) such other plan and trust are qualified under Code Sections 401(a) and 501(a).

ARTICLE XIII — PLAN TERMINATION

        13.1 Right to Terminate: In accordance with the procedures set forth in this Article, the Employer may terminate the Plan at any time. In the event of the dissolution, merger, consolidation or reorganization of the Employer, the Plan shall terminate and the Trust Fund shall be liquidated unless the Plan is continued by a successor to the Employer in accordance with Section 12.1.

        In the event of the termination or partial termination of the Plan, or in the event of a discontinuance of contributions thereunder, the accrued benefit of each affected Participant shall become fully vested as of the date of such termination or discontinuance, and no forfeiture shall then or thereafter occur.

        13.2 Partial Termination: Upon termination of the Plan with respect to a group of Participants which constitutes a partial termination of the Plan, the Trustee shall, in accordance with the directions of the Committee, allocate and segregate for the benefit of the Employees then or theretofore employed by the Employer with respect to which the Plan is being terminated the proportionate interest of such Participants in the Trust Fund. The funds so allocated and segregated shall be used by the Trustee to pay benefits to or on behalf of Participants in accordance with Section 13.3.

        13.3 Liquidation of the Trust Fund: Upon complete or partial termination of the Plan, or upon complete discontinuance of contributions to the Plan, the accounts of all Participants affected thereby shall become fully vested and nonforfeitable, and the Committee shall direct the Trustee to distribute the assets remaining in the Trust Fund, after payment of any expenses properly chargeable thereto, to Participants, former Participants and Beneficiaries in proportion to their respective account balances; provided, however, that neither the Employer nor an Affiliated Employer maintains a successor plan. All distributions on plan termination will be made in accordance with Section 6.5.

        13.4 Manner of Distribution: To the extent that no discrimination in value results, any distribution after termination of the Plan may be made, in whole or in part, in cash, in securities or other assets in kind, or in nontransferable annuity contracts, as the Committee (in its discretion) may determine. All non-cash distributions shall be valued at Fair Market Value at date of distribution. In the event that the Employer is sold in connection with the termination of the Plan or the amendment of the Plan to become a qualified employee benefit plan that is not a stock bonus plan, all Participant Accounts will be distributed in cash.

ARTICLE XIV — TOP-HEAVY PLAN RESTRICTIONS

        14.1 General Rule. If the Plan is a top-heavy plan as determined under Section 14.2, then the requirements in Section 14.3 shall apply to the extent indicated by that paragraph; provided, however, that the Employer-derived account balances which are subject to a vesting schedule pursuant to Section 6.4 of any employee who does not complete an Hour of Service after the Plan becomes top-heavy is not subject to any top-heavy vesting schedule set forth in Section 6.4.

        14.2 Top-Heavy Test. The Plan’s status as a top-heavy plan for any Plan Year shall be determined in accordance with the following five step procedure. The Plan could be top heavy even if the required Plan aggregation described below is not applied.

(a) Required Plan Aggregation. First, there shall be aggregated with this Plan (1) each qualified plan, whether or not terminated, of the Employer in which a key employee is or was a Participant at any time during the determination period and (2) each other plan of the Employer which enables a plan described in Section 14.2(a)(1) to meet the requirements of Code Section 401(a)(4) or 410.

(b) Key Employee Sum. Second, there shall be computed, as of the determination date, the sum of the account balances of all key employees under all defined contribution plans, including this Plan, required to be aggregated under Section 14.2(a) hereof. For purposes of this computation:

(1) there shall be included in the said sum any distributions made to an employee from this Plan, or from another plan required to be aggregated under Section 14.2(a), within the five year period ending on the determination date;

(2) in calculating any employee’s accrued benefit for purposes of Section 14.2, rollovers shall be treated in the following manner:

[a] Unrelated rollovers:

[i] the plan providing the distribution always counts the distribution as a distribution under Code Section 416(g)(3)(B); and

[ii] the plan accepting the rollover does not consider the rollover part of the accrued benefit if said rollover was accepted after December 31, 1983. If the rollover was accepted before December 31, 1983, it is considered part of the accrued benefit.

[b] Related rollovers (whether or not occurring before December 31, 1983):

[i] the plan providing the rollover does not count the rollover as a distribution under Code Section 416(g)(3)(B); and

[ii] the plan accepting the rollover counts the rollover as part of the accrued benefit.

(3) there shall be excluded from said sum the account balance and present value of the accrued benefit of any employee who:

[a] formerly was a key employee but who is not a key employee for the year ending on the determination date; or

[b] has not performed any service for any Employer maintaining the Plan at any time during the 5year period ending on the determination date.

(c) All Employee Sum. Third, under the same procedures as set forth in Section 14.2(b) above (including the special rules in Section 14.2(b)(1), (2), and (3)) the sum of account balances for all employees shall be computed.

(d) Top-Heavy Test Fraction. Fourth, the sum computed in Section 14.2(b) shall be divided by the sum computed in Section 14.2(c). If the resulting fraction is 0.60 or less, the Plan is not a top-heavy plan for the Plan Year with regard to which the determination was made. If the fraction is greater than 0.60, the Plan is a top-heavy plan for the Plan Year in question, unless after the permissive plan aggregation described in Section 14.2(e) below, the recomputed fraction is 0.60 or less.

(e) Permissive Plan Aggregation. At the election of the Committee, plans of the Employer other than those required to be aggregated under Section 14.2(a) may be aggregated with the required aggregation group (for purposes of the topheaviness determination) so long as such permissively aggregated group would meet the requirements of Code Sections 401(a)(4) and 410. This permissively aggregated group may be referred to as a permissive aggregation group. Those steps described in Section 14.2(b), (c), and (d) may then be repeated, based on this permissively aggregated group. If the top-heavy test fraction computed in Section 14.2(d) is 0.60 or less for this permissive group, then the Plan is not a top-heavy plan for the Plan Year in question. However, if the top-heavy test fraction computed in 14.2(d) is greater than 0.60 for this permissive group, only this Plan (and any plans of the Employer that are required to be aggregated under Section 14.2(a)) is top-heavy for the Plan Year in question. Any plans which may be aggregated with this Plan under this Section 14.2(e) are not, as the result of permissive aggregation with this Plan, top-heavy.

        14.3 Superseding Rules. For each Plan Year with regard to which the Plan is a top-heavy plan, the requirements in this Section 14.3 shall supersede any other provisions of the Plan which otherwise would apply for that Plan Year.

(a) Minimum Contributions for Non-Key Employee Participants.

(1) Except as otherwise provided in (3) and (4) below, the Employer contributions and forfeitures allocated on behalf of any Participant who is not a key employee shall not be less than the lesser of 3 % of such Participant’s compensation or in the case where the Employer has no defined benefit plan which designates this Plan to satisfy Code Section 401, the largest percentage of Employer contributions and forfeitures, as a percentage of key employee’s compensation, as limited by Code Section 401(a)(17), allocated on behalf of any key employee for that year. The minimum allocation is determined without regard to any Social Security contribution. This minimum allocation shall he made even though, under other Plan provisions, the Participant would not otherwise be entitled to receive an allocation, or would have received a lesser allocation for the year because of (i) the Participant’s failure to complete 1,000 flours of Service (or any equivalent provided in the Plan), or (ii) the Participant’s failure to make mandatory Employee contributions to the Plan, or (iii) compensation less than a stated amount.

(2) For purposes of computing the minimum allocation, compensation shall mean compensation as defined in Section 14.4(h) as limited by Code Section 401(a)(17).

(3) The provision in (1) above shall not apply to any Participant who was not employed by the Employer on the last day of the Plan Year.

82

(4) The provision in (1) above shall not apply to any Participant to the extent the Participant is covered under any other plan or plans of the Employer and the Employer has provided herein that the minimum allocation or benefit requirement applicable to top-heavy plans will be met in the other plan or plans.

(b) Vesting. The minimum allocation required (to the extent required to be nonforfeitable under Code Section 416(b)) may not be forfeited under Code Sections 411(a)(3)(B) or 411(a)(3)(D).

        14.4 Special Definitions. For purposes of this Article XIV, the following terms shall have the meanings indicated:

(a) “determination date” means, with respect to any Plan Year, the last day of the preceding Plan Year, except that in the case of the first Plan Year, the determination date shall be the last day of that Plan Year.

(b) “employee” means a common-law employee of the Employer who is or once was a Participant, including any Beneficiary, but excluding any employee who is a member of a unit of employees covered by a collective bargaining agreement under which retirement benefits were the subject of good faith bargaining with the Employer.

(c) “key employee” means each employee (or former employee) who, at any time during the Plan Year or any of the four preceding Plan Years:

(1) is an officer of the Employer whose annual compensation for the Plan Year exceeds 50% of the dollar limitation under Code Section 415(b)(1)(A);

(2) is one of the ten employees owning or considered owning (under Code Section 318) the largest interests in the Employer (except that an employee will not be considered a top ten owner for a Plan Year if the employee earns not more than 100% of the dollar limitation under Code Section 415(c)(1)(A) as in effect for the calendar year in which the determination date falls);

(3) owns more than 5% of the outstanding stock or voting power of all stock of an incorporated Employer or more than 5% of the capital or profit interest of an unincorporated Employer;

(4) owns more than 1 % of the outstanding stock or voting power of all stock of an incorporated Employer or more than 1 % of the capital or profit interest of an unincorporated Employer and has annual compensation from the Employer of more than $150,000; or

(5) a beneficiary of any person included in (c)(1)-(c)(4) above.

The determination of who is a key employee will be made in accordance with Code Section 416(i)(l) and the regulations thereunder.

For purposes of Section 14.4(c)(2), (3), and (4), the constructive ownership rules of Code Section 318 shall apply with the modification that 5 percent shall be substituted for 50 percent in Code Section 318(a)(2).

(d) “related rollover” means a rollover either (1) not initiated by the employee or (2) made to a qualified retirement plan maintained by another employer required to be aggregated under any of Code Sections 414(b), (c) or (m) with the employer sponsor of the Plan from which the rollover distribution was made.

(e) “unrelated rollover” means a rollover initiated by the employee and made from a plan maintained by one employer to a plan maintained by another employer not required to be aggregated with the first employer under any of Code Sections 414(b), (c), or (m).

(f) “super top-heavy” means a top-heavy plan in which the fraction computed under Section 14.2(d) hereof exceeds 0.90.

(g) “Valuation Date”. The date as of which account balances or accrued benefits are valued for purposes of calculating the top-heavy ratio shall be the last day of each Plan Year.

(h) “compensation” or “annual compensation” means, for purposes of Article XIV, compensation as defined in Code Section 415(c)(3) but including amounts contributed by the Employer pursuant to an elective deferral agreement which are excludible from the employee’s gross income under Code Sections 125, 402(e)(3), 402(h) or 403(b). For Plan Years beginning on or after January 1, 2001, any elective amounts that are not includible in the gross income of the Employee by reason of Code Section 132(f)(4) shall be included in compensation for purposes hereof.

(i) “non-key employee” is any employee who is not a key employee as defined in Section 14.4(c).

(j) Top-Heavy Plan: For any Plan Year beginning after December 31, 1983, this Plan is top-heavy if any of the following conditions exists:

(1) If the top-heavy ratio for this Plan exceeds 60% and this Plan is not part of any required aggregation group or permissive aggregation group of plans.

(2) If this Plan is a part of a required aggregation group of plans but not part of a permissive aggregation group and the top-heavy ratio for the group of plans exceeds 60%.

(3) If this Plan is a part of a required aggregation group and part of a permissive aggregation group of plans and the top-heavy ratio for the permissive aggregation group exceeds 60%.

(k) Top-Heavy Ratio:

(1) If the Employer maintains one or more defined contribution plans (including any Simplified Employee Pension Plan) and the Employer has not maintained any defined benefit plan which during the 5-year period ending on the determination date(s) has or has had accrued benefits, the top-heavy ratio for this Plan alone or for the required or permissive aggregation group as appropriate is a fraction, the numerator of which is the sum of the account balances of all key employees as of the determination date(s) (including any part of any account balance distributed in the 5-year period ending on the determination date(s)), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the 5-year period ending on the determination date(s)), both computed in accordance with Code Section 416 and the regulations thereunder. Both the numerator and denominator of the top-heavy ratio are increased to reflect any contribution not actually made as of the determination date, but which is required to be taken into account on that date under Code Section 416 and the regulations thereunder.

(2) If the Employer maintains one or more defined contribution plans (including any Simplified Employee Pension Plan) and the Employer maintains or has maintained one or more defined benefit plans which during the 5-year period ending on the determination date(s) has or has had any accrued benefits, the top-heavy ratio for any required or permissive aggregation group as appropriate is a fraction, the numerator of which is the sum of account balances under the aggregated defined contribution plan or plans for all key employees, determined in accordance with (a) above, and the present value of accrued benefits under the aggregated defined benefit plan or plans for all key employees as of the determination date(s), and the denominator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all Participants, determined in accordance with (a) above, and the present value of accrued benefits under the defined benefit plan or plans for all Participants as of the determination date(s), all determined in accordance with Code Section 416 and the regulations thereunder. The accrued benefits under a defined benefit plan in both the numerator and denominator of the top-heavy ratio are increased for any distribution of an accrued benefit made in the five-year period ending on the determination date.

(3) For purposes of (1) and (2) above the value of account balances and the present value of accrued benefits will be determined as of the most recent valuation date that falls within or ends with the 12-month period ending on the determination date, except as provided in Code Section 416 and the regulations thereunder for the first and second plan years of a defined benefit plan. The account balances and accrued benefits of a Participant (i) who is not a key employee but who was a key employee in a prior year, or (ii) who has not been credited with at least one Hour of Service with any employer maintaining the Plan at any time during the 5-year period ending on the determination date will be disregarded. The calculation of the top-heavy ratio, and the extent to which distributions, rollovers, and transfers are taken into account will be made in accordance with Code Section 416 and the regulations thereunder. Deductible employee contributions will not be taken into account for purposes of computing the top-heavy ratio. When aggregating plans the value of account balances and accrued benefits will be calculated with reference to the determination dates that fall within the same calendar year.

The accrued benefit of a Participant other than a key employee shall be determined under (a) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the Employer, or (b) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code Section 411(b)(1)(C).

(1) Present Value: Present value shall be based only on the interest and mortality rates specified in the defined benefit plan.

        14.5 Effective Date. This section shall apply for purposes of determining whether the Plan is a top-heavy plan under Code Section 416(g) for Plan Years beginning after December 31, 2001, and whether the Plan satisfies the minimum benefits requirements of Code Section 416(c) for such years. This section amends other provisions of this Article IV.

(a) Determination of top-heavy status.

(1) Key employee. Key employee means any employee or former employee (including any deceased employee) who at any time during the Plan Year that includes the determination date was an officer of the Employer having annual compensation greater than $130,000 (as adjusted under Code Section 416(i)(1) for Plan Years beginning after December 31, 2002), a 5% owner of the Employer, or a 1 % owner of the Employer having annual compensation of more than $150,000. For this purpose, annual compensation means compensation within the meaning of Code Section 4l5(c)(3). The determination of who is a key employee will be made in accordance with Code Section 416(i)(1) and the applicable regulations and other guidance of general applicability issued thereunder.

(2) Determination of present values and amounts. This Section 14.5(a)(2) shall apply for purposes of determining the present values of accrued benefits and the amounts of account balances of employees as of the determination date.

[a] Distributions during year ending on the determination date. The present values of accrued benefits and the amounts of account balances of an employee as of the determination date shall be increased by the distributions made with respect to the employee under the Plan and any plan aggregated with the Plan under Code Section 416(g)(2) during the 1-year period ending on the determination date. The preceding sentence shall also apply to distributions under a terminated plan which, had it not been terminated, would have been aggregated with the Plan under Code Section 416(g)(2)(A)(i). In the case of a distribution made for a reason other than separation from service, death, or disability, this provision shall be applied by substituting “5-year period” for “1-year period.”

[b] Employees not performing services during year ending on the determination date. The accrued benefits and accounts of any individual who has not performed services for the Employer during the 1-year period ending on the determination date shall not be taken into account.

(b) Minimum benefits.

(1) Matching contributions. Employer Matching Contributions shall be taken into account for purposes of satisfying the minimum contribution requirements of Code Section 416(c)(2) and the Plan. The preceding sentence shall apply with respect to Matching Contributions under the Plan or, if the Plan provides that the minimum contribution requirement shall be met in another plan, such other plan. Employer Matching Contributions that are used to satisfy the minimum contribution requirements shall be treated as Matching Contributions for purposes of the actual contribution percentage test and other requirements of Code Section 401(m).

(2) Contributions under other plans. The minimum contribution requirement shall not apply to any Participant to the extent the Participant is covered under any other plan or plans of the Employer (including another plan that consists solely of a cash or deferred arrangement which meets the requirements of Code Section 401(k)(12) and matching contributions with respect to which the requirements of Code Section 401(m)(l 1) are met) and the Employer has provided that the minimum allocation or benefit requirement applicable to top-heavy plans will be met in the other plan or plans.

DATED this _____ day of ____________________.

FENTURA BANCORP, INC. By: —————————————— Donald L. Grill, President and CEO

Exhibit 13

Rule 14a-3 annual report

FENTURA FINANCIAL, INC.

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
December 31, 2004 and 2003

and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FENTURA FINANCIAL, INC.
Fenton, Michigan

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF INCOME	3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7	-35

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36	-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Fentura Financial, Inc.
Fenton, Michigan

We have audited the accompanying consolidated balance sheets of Fentura Financial, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fentura Financial, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 3, 2005

FENTURA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(000‘s omitted except share and per share data)

	2004	2003
ASSETS
Cash and due from banks	$ 22,705	$ 16,509
Federal funds sold	4,550	3,650

Total cash and cash equivalents	27,255	20,159
Securities available for sale, at fair value	110,391	113,833
Securities held to maturity (fair value 2004 - $18,788
2003 - $12,519)	18,786	12,169
Loans held for sale	1,587	1,095
Loans, net of allowance of 2004 - $5,501,
2003 - $3,414	387,929	249,831
Bank premises and equipment	13,812	9,606
Accrued interest receivable	2,335	1,884
Bank owned life insurance	6,861	6,458
Goodwill	7,955	0
Acquisition intangibles	1,433	0
Federal Home Loan Bank stock	2,252	854
Other assets	4,294	4,077

	$ 584,890	$ 419,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing deposits	$ 80,631	$ 58,708
Interest-bearing deposits	410,434	289,817

Total deposits	491,065	348,525
Short-term borrowings	5,200	3,449
Federal Home Loan Bank Advances	19,402	1,108
Repurchase Agreements	10,000	12,500
Subordinated debentures	12,000	12,000
Accrued taxes, interest and other liabilities	4,254	1,502

Total liabilities	541,921	379,084
Stockholders' equity
Common stock - $0 par value, shares issued
1,889,463 - 2004; 1,880,485 - 2003	33,110	32,769
Retained earnings	10,514	8,238
Accumulated other comprehensive income(loss)	(655)	(125)

	42,969	40,882

	$ 584,890	$ 419,966

See accompanying notes to consolidated financial statements.

2.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004, 2003 and 2002
(000‘s omitted except share and per share data)

	2004	2003	2002
Interest income
Loans, including fees	$22,161	$15,669	$15,924
Securities:
Taxable	3,053	1,943	1,046
Tax-exempt	746	665	644
Short-term investments	134	161	338

Total interest income	26,094	18,438	17,952
Interest expense
Deposits	7,004	5,318	5,623
Short-term borrowings	0	9	16
Other Borrowings	1,259	274	83

Total interest expense	8,263	5,601	5,722

Net interest income	17,831	12,837	12,230
Provision for loan losses	1,389	1,319	426

Net interest income after provision for loan losses	16,442	11,518	11,804
Noninterest income
Service charges on deposit accounts	3,738	3,609	2,594
Gain on sale of mortgage loans	510	1,258	1,009
Trust income	677	507	540
Gain on sale of securities	0	31	0
Gain on sale of fixed assets	0	201	0
Gain on sale of credit card and SBA loans	464	0	0
Other income and fees	1,903	1,260	1,251

Total noninterest income	7,292	6,866	5,394
Noninterest expense
Salaries and employee benefits	9,956	6,981	6,454
Occupancy	1,633	1,116	1,061
Furniture and equipment	2,153	1,533	1,563
Office supplies	349	300	305
Loan and collection	289	280	183
Advertising and promotional	499	373	315
Other professional services	1,031	1,171	1,100
Other general and administrative	2,266	1,522	1,272

Total noninterest expense	18,176	13,276	12,253

Net income before taxes	5,558	5,108	4,945
Federal income taxes	1,524	1,320	1,479

Net income	$ 4,034	$ 3,788	$ 3,466

Per share:
Earnings - basic	$ 2.14	$ 2.01	$ 1.82
Earnings - diluted	2.13	2.01	1.81

See accompanying notes to consolidated financial statements.

3.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2004, 2003 and 2002
(000‘s omitted except share and per share data)

	2004	2003	2002
Net income	$ 4,034	$ 3,788	$ 3,466
Other comprehensive income:
Unrealized holding gains (losses) on available
for sale securities	(803)	(671)	311
Less: reclassification adjustment for gains and
losses later recognized in income	0	31	0

Net unrealized gains (losses)	(803)	(640)	311
Tax effect	273	218	(106)

Other comprehensive income (loss), net of tax	(530)	(422)	205

Comprehensive income	$ 3,504	$ 3,366	$ 3,671

See accompanying notes to consolidated financial statements.

4.

FENTURA FINANCIAL, INC.CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002
(000‘s omitted except share and per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, January 1, 2002	$ 30,664	$ 7,677	$ 92	$ 38,433
Net Income		3,466		3,466
Cash Dividends ($0.92 per share)	0	(1,748)	0	(1,748)
Stock repurchase (23,259 shares)	(719)	0	0	(719)
Issuance of shares under stock purchase plans	291	0	0	291
Other comprehensive income (net of tax)	0	0	205	205

Balance, December 31, 2002	30,236	9,395	297	39,928
Net Income	0	3,788	0	3,788
Cash Dividends ($0.92 per share)	0	(1,966)	0	(1,966)
Stock Dividend (170,953 shares)	2,979	(2,979)	0	0
Stock repurchase (26,478 shares)	(894)	0	0	(894)
Issuance of shares under stock purchase plans	448	0	0	448
Other comprehensive income (net of tax)	0	0	(422)	(422)

Balance, December 31, 2003	32,769	8,238	(125)	40,882
Net Income	0	4,034	0	4,034
Cash Dividends ($0.92 per share)	0	(1,758)	0	(1,758)
Stock repurchase (3,621 shares)	(122)	0	0	(122)
Issuance of shares under stock purchase plans	463	0	0	463
Other comprehensive loss (net of tax)	0	0	(530)	(530)

Balance, December 31, 2004	$ 33,110	$ 10,514	$(655)	$ 42,969

See accompanying notes to consolidated financial statements.

5.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002
(000‘s omitted except share and per share data)

	2004	2003	2002
Cash flows from operating activities
Net income	$ 4,034	$ 3,788	$ 3,466
Adjustments to reconcile net income to
net cash from operating activities
Depreciation and amortization	2,359	1,917	1,599
Deferred income taxes (benefit)	(23)	47	(88)
Provision for loan losses	1,389	1,319	426
Gain on sales of loans	(974)	(1,258)	(1,009)
Loans originated for sale	(33,822)	(76,622)	(62,672)
Proceeds from the sale of loans	34,540	82,294	59,882
Gain on sales of securities	0	(31)	0
Gain on sale of fixed assets	0	(201)	0
Net change in accrued interest receivable
and other assets	(53)	(2,131)	(580)
Earnings from bank owned life insurance	(219)	(224)	0
Net change in accrued interest payable and
other liabilities	1,853	(387)	(105)

Net cash from operating activities	9,084	8,511	919
Cash flows from investing activities
Proceeds from maturities of securities - HTM	3,858	6,108	5,233
Proceeds from maturities of securities - AFS	2,625	8,027	7,810
Proceeds from calls of securities - HTM	7	715	325
Proceeds from calls of securities - AFS	48,813	29,855	10,285
Proceeds from sales of securities - AFS	0	10,997	0
Purchases of securities - HTM	(10,472)	(5,266)	(5,925)
Purchases of securities - AFS	(23,865)	(115,232)	(41,517)
Originations of loans, net of principal repayments	(47,357)	(30,113)	(10,458)
Proceeds from sales of loans	4,911	0	0
Purchase of bank owned life insurance	0	0	(3,500)
Net cash from acquisition of WMFC	(1,112)	0	0
Acquisition of premises and equipment, net	(867)	(682)	(2,257)

Net cash from investing activities	(23,459)	(95,591)	(40,004)
Cash flows from financing activities
Net change in deposits	32,712	52,656	30,599
Net change in short-term borrowings	382	1,949	(600)
Repayments on advances from FHLB	(7,706)	(16)	(14)
Redemption of repurchase agreements	(2,500)	12,500	0
Issuance of subordinated debt	0	12,000	0
Cash dividends paid	(1,758)	(1,966)	(1,748)
Net proceeds from stock issuance and purchases	341	(446)	(428)

Net cash from financing activities	21,471	76,677	27,809

Net change in cash and cash equivalents	7,096	10,403	11,276
Cash and cash equivalents at beginning of year	20,159	30,562	41,838

Cash and cash equivalents at end of year	$ 27,255	$ 20,159	$ 30,562

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$ 8,160	$ 5,696	$ 5,909
Income taxes	730	1,850	1,569

See accompanying notes to consolidated financial statements.

6.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Noncash investing and financing activities:
WMFC acquisition:
Securities acquired (including FHLB stock)	$ 26,966
Loans acquired	97,277
Bank premises and equipment	4,782
Bank owned life insurance	184
Acquisition intangibles recorded	9,578
Other assets acquired	718
Deposits assumed	(109,828)
Borrowings assumed	(27,369)
Other liabilities assumed	(1,194)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Fentura Mortgage Company, Davison State Bank in Davison, Michigan; West Michigan Community Bank in Hudsonville, Michigan; and West Michigan Mortgage Company (the Banks). Intercompany transactions and balances are eliminated in consolidation.

The Corporation provides banking and trust services principally to individuals, small businesses and governmental entities through its eleven community banking offices in Genesee, Livingston, Oakland Counties in southeastern Michigan and four community banking offices in Ottawa and Kent counties in west Michigan. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of securities, fair values of financial instruments and carrying value of intangibles are particularly subject to change.

(Continued)

7.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Corporation’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis and are sold with servicing rights released.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages).

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(Continued)

8.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Consumer loans are typically charged off no later than 120 days past due.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(Continued)

9.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank owned life insurance: The Corporation has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Acquisition Intangibles: Acquisition intangibles consist of core deposit and acquired customer and trust relationship intangible assets arising from acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

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

	2004	2003	2002
Net income
As reported	$ 4,034	$ 3,788	$ 3,466
Deduct: Stock-based compensation
expense determined under a fair value
based system	(93)	(12)	(20)

Proforma	$ 3,941	$ 3,776	$ 3,446

Basic net income per share
As reported	$ 2.14	$ 2.01	$ 1.82
Proforma	2.09	2.00	1.81
Diluted net income per share
As reported	$ 2.13	$ 2.01	$ 1.81
Proforma	2.08	2.00	1.80

(Continued)

10.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of option granted and pro forma effects are computed using option-pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003	2002
Risk-free interest rate	3.78%	2.78%	4.62%
Expected option life	6 years	6 years	6 years
Expected stock price volatility	23%	24%	31%
Dividend yield	2.70%	3.60%	3.80%
Weighted average fair value of options
granted during the year	$ 6.92	$ 5.97	$ 6.67

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

(Continued)

11.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards: FAS 123, Revised requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of $3,000 during the balance of 2005. There will be no significant effect on financial position as total equity will not change.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect of this new standard on the Corporation’s financial position and results of operations is not expected to be material upon and after adoption.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $6,358,000 and $6,716,000 was required to meet regulatory reserve and clearing requirements at year-end 2004 and 2003 respectively. These balances do not earn interest.

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

(Continued)

12.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments: While the Corporation’s chief decision-makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 — EARNINGS PER SHARE

The factors in the earnings per share computation follow.

	2004	2003	2002
Basic
Net income	$4,034,000	$3,788,000	$3,466,000

Weighted average common shares
outstanding	1,884,310	1,883,201	1,904,844

Basic earnings per common share	$ 2.14	$ 2.01	$ 1.82

Diluted
Net income	$4,034,000	$3,788,000	$3,466,000

Weighted average common shares outstanding
for basic earnings per common share	1,884,310	1,883,201	1,904,844
Add: Dilutive effects of assumed exercises of
stock options	8,361	5,231	5,022

Average shares and dilutive potential
common shares	1,892,671	1,888,432	1,909,866

Diluted earnings per common share	$ 2.13	$ 2.01	$ 1.81

Stock options for 12,404, 5,096 and 6,311 shares of common stock were not considered in computing diluted earnings per common share for 2004, 2003 and 2002 respectively, because they were antidilutive.

(Continued)

13.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 — SECURITIES

Year-end securities are as follows (in thousands):

Available for Sale

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
U.S. Government and federal agency	$ 47,835	$ 0	$ (398)
State and municipal	7,124	86	(28)
Mortgage-backed	54,386	48	(701)
Equity securities	1,045	0	0

	$110,390	$ 134	$(1,127)

2003
U.S. Government and federal agency	$ 62,882	$ 243	$ (38)
State and municipal	6,791	83	(5)
Mortgage-backed	42,744	82	(571)
Corporate	1,021	16	0
Equity securities	395	0	0

	$113,833	$ 424	$ (614)

Held to Maturity

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2004
Mortgage-backed	$ 23	$ 2	$ 0	$ 25
State and municipal	18,763	181	(181)	18,763

	$18,786	$ 183	$ (181)	$18,788

2003
State and municipal	$12,169	$ 364	$ (14)	$12,519

Sales of available for sale securities were as follows (in thousands):

	2004	2003	2002
Proceeds	$0	$10,997	$0
Gross gains	0	37	0
Gross losses	0	6	0

(Continued)

14.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 — SECURITIES (Continued)

Contractual maturities of debt securities at year-end 2004 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, and equity securities are shown separately (in thousands).

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Fair Value
Due in one year or less	$ 8,506	$ 8,431	$ 151
Due from one to five years	4,028	4,114	35,152
Due from five to ten years	3,951	3,933	16,828
Due after ten years	2,278	2,285	2,829
Mortgage-backed securities	23	25	54,386
Equity securities	0	0	1,045

	$18,786	$ 18,788	$110,391

Securities pledged at year-end 2004 and 2003 had a carrying amount of $47,209,000 and $30,161,000 and were pledged to secure public deposits and repurchase agreements.

At year-end 2004 and 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’equity.

Securities with unrealized losses at year-end 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

2004	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Government & federal agency	$ 47,834	$ (398)	$ 0	$ 0	$ 47,834	$ (398)
State & municipal	8,307	(85)	5,794	(124)	14,101	(209)
Mortgage-backed	52,856	(701)	0	0	52,856	(701)
Corporate	0	0	0	0	0	0
Equity securities	0	0	0	0	0	0

Total temporarily impaired	$108,997	$(1,184)	$5,794	$(124)	$114,791	$(1,308)

(Continued)

15.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 — SECURITIES (Continued)

2003	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government & federal agency	$18,459	$(38)	$ 0	$ 0	$18,459	$(38)
State & municipal	4,803	(16)	593	(3)	5,396	(19)
Mortgage-backed	40,282	(571)	0	0	40,282	(571)
Corporate	0	0	0	0	0	0
Equity securities	0	0	0	0	0	0

Total temporarily impaired	$64,544	$(625)	$593	$(3)	$64,137	$(628)

The Corporation evaluates securities for other-than-temporary impairment-at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and the ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of the reviews of the issuer’s financial condition.

Unrealized losses have not been recognized into income because the issuers are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increased market interest rates. The fair value is expected to recover as the bonds approach their maturity date or if market rates decline prior to maturity.

NOTE 4 — LOANS

Major categories of loans at December 31, are as follows (in thousands):

	2004	2003
Commercial	$229,012	$146,450
Real estate - construction	61,278	32,913
Real estate - mortgage	32,705	18,335
Consumer	70,435	55,547

	393,430	253,245
Less allowance for loan losses	5,501	3,414

	$387,929	$249,831

(Continued)

16.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 4 — LOANS (Continued)

The Corporation originates primarily residential and commercial real estate loans, commercial, construction and installment loans. The Corporation estimates that the majority of their loan portfolio is based in Genesee and Livingston counties within southeast Michigan and Kent and Ottawa counties in west Michigan with the remainder of the portfolio distributed throughout Michigan. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Certain directors and executive officers of the Corporation, including their affiliates are loan customers of the Banks. Such loans were made in ordinary course of business at the Banks’ normal credit terms and interest rates, and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 2004 and 2003 amounted to $14,191,000 and $5,001,000 respectively. During 2004, $11,835,000 of new loans were made to these persons, repayments totaled $2,645,000.

Activity in the allowance for loan losses for the years are as follows (in thousands)

	2004	2003	2002
Balance, beginning of year	$ 3,414	$ 3,184	$ 3,125
Provision for loan losses	1,389	1,319	426
Addition from WMCB Acquisition	1,159	0	0
Loans charged off	(671)	(1,395)	(846)
Loan recoveries	210	306	479

Balance, end of year	$ 5,501	$ 3,414	$ 3,184

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans is as follows at December 31, (in thousands):

	2004	2003
Year end loans not requiring allocation	$ 139	$ 66
Year end loans requiring allocation	3,365	5,036

	$3,504	$5,102

Amount of the allowance for loan losses
allocated	$ 765	$ 724

Loans for which the accrual of interest has been discontinued at December 31, 2004 and 2003 amounted to $1,102,000 and $229,000, respectively, and are included in the impaired loans above. Loans past due greater than 90 days and still accruing interest amounted to $91,000 and $47,000 at December 31, 2004 and 2003.

(Continued)

17.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 4 — LOANS (Continued)

Interest income recognized on impaired loans based on cash collected in total is approximately $192,000, $160,000 and $72,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The average recorded investment in impaired loans was $4,303,000, $3,752,000 and $2,642,000 during the years ended December 31, 2004, 2003 and 2002 respectively.

NOTE 5 — PREMISES AND EQUIPMENT, NET

Bank premises and equipment is comprised of the following at December 31 (in thousands):

	2004	2003
Land and land improvements	$ 3,565	$ 1,599
Building and building improvements	11,756	8,532
Furniture and equipment	10,421	6,443
Construction in progress	12	101

	25,754	16,675
Less accumulated depreciation	11,942	7,069

	$13,812	$ 9,606

Depreciation expense was $1,445,000, $1,031,000 and $1,035,000 for 2004, 2003 and 2002, respectively.

The Corporation leases property for certain branches and ATM locations. Rent expense for 2004 was $292,000, for 2003 was $149,000 and for 2002 was $133,000. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present (in thousands).

2005	$281
2006	207
2007	94
2008	48

$630

(Continued)

18.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill relates to the acquisition of West Michigan Financial Corporation during 2004. See Note 15.

Acquired Intangible Assets

Acquired intangible assets related to the 2004 acquisition of West Michigan Financial Corporation were as follows as of year-end:

	2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit assets	$1,509	$252
Customer relationship intangibles	216	40

Total	$1,725	$292

Aggregate amortization expense was $292,000 for 2004.

Estimated amortization expense for each of the next five years:

2005	$358
2006	316
2007	274
2008	187
2009	136

The weighted average amortization period for the intangible assets is 3.12 years.

NOTE 7 — DEPOSITS

The following is a summary of deposits at December 31 (in thousands):

	2004	2003
Noninterest-bearing:
Demand	$ 80,631	$ 58,708
Interest-bearing:
Savings	148,631	131,819
Money market demand	118,388	65,056
Time, $100,000 and over	50,934	24,664
Time, $100,000 and under	92,481	68,278

	$491,065	$348,525

(Continued)

19.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 7 – DEPOSITS (Continued)

Scheduled maturities of time deposits at December 31, were as follows (in thousands):

	2004	2003
In one year	$ 78,877	$44,375
In two years	16,314	18,040
In three years	25,077	6,073
In four years	10,911	16,713
In five years	11,646	7,598
Thereafter	590	143

	$143,415	$92,942

Deposits from principal officers, directors, and their affiliates at year-end December 31, 2004 and 2003 were $21,013,000 and $3,488,000.

NOTE 8 — BORROWINGS

Short-Term Borrowings
Short-term borrowings consist of term federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

Federal Home Loan Bank Advances
At year-end, advance from the Federal Home Loan Bank were as follows (dollars in thousands):

	2004	2003
Maturities from January 2005 through January 2011,
fixed rates from 2.23% to 3.77% and one variable
rate at 1.82%, all averaging 3.16% at December 31, 2004	$18,311	$ 0
One advance outstanding at December 31, 2004 and
2003 matures in 2016 and bears interest at 7.34%	1,091	1,108

	$19,402	$1,108

Each advance is payable at its maturity date, a prepayment penalty is assessed with early payoffs of advances. The advances were collateralized by securities totaling $20,574,000 and $4,000,000 and first mortgage loans totaling $8,842,000 and $0 under a blanket lien arrangement at December 31, 2004 and 2003.

Maturities over the next five years are (dollars in thousands):

2005	$10,018
2006	3,020
2007	3,022
2008	24
2009	26
Thereafter	3,292

$19,402

(Continued)

20.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 8 – BORROWINGS (Continued)

Repurchase Agreements
Repurchase agreements are secured by mortgage-backed securities held by a third party trustee with carrying amounts of $18.9 million and $23.9 million at year-end 2004 and 2003.

These agreements are fixed rate financing arrangements that, at year-end 2004, mature in 2005 ($5,000,000) and 2008 ($5,000,000). At maturity, the securities underlying the agreements are returned to the Corporation. Information concerning repurchase agreements is summarized as follows (in thousands):

	2004	2003
Average daily balance during the year	$ 11,815	$ 6,575
Average interest rate during the year	1.90%	1.85%
Maximum month-end balance during the year	$ 10,000	$ 12,500
Weighted average interest rate at year-end	2.02%	1.85%

Subordinated Debenture and Trust Preferred Securities
A trust formed by the Corporation issued $12,000,000 trust preferred securities in 2003 as part of a pooled offering of such securities. The interest rate is a floating rate (LIBOR plus 3.00%) and the current rate is 5.49%. The Corporation issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the trust. The Corporation may redeem the subordinated debentures, in whole but not in part, any time after 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

NOTE 9 — INCOME TAXES

The provision for income taxes reflected in the consolidated statements of income for the years ended December 31, consists of the following (in thousands):

	2004	2003	2002
Current expense	$1,524	$1,273	$ 1,567
Deferred (benefit) expense	0	47	(88)

	$1,524	$1,320	$ 1,479

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows (in thousands):

	2004	2003	2002
Income tax at statutory rate	$ 1,890	$ 1,737	$ 1,681
Tax exempt interest	(291)	(271)	(253)
Reduction of federal tax accrual	(107)	0	0
Other	32	(146)	51

	$ 1,524	$ 1,320	$ 1,479

(Continued)

21.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 9 — INCOME TAXES (Continued)

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities (in thousands):

	2004	2003
Deferred tax assets
Allowance for loan losses	$ 1,531	$ 916
Unrealized loss on securities available for sale	338	64
Compensation	253	175
Other	173	65

	2,295	1,220
Deferred tax liabilities
Accretion	(29)	(27)
Depreciation	(242)	(52)
Purchase accounting adjustments	(575)	0
Other	(123)	(88)

	(969)	(167)

	$ 1,326	$ 1,053

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has determined that no valuation allowance is required at December 31, 2004 or 2003.

NOTE 10 — BENEFIT PLANS

The Corporation has a noncontributory discretionary employee stock ownership plan (Plan) covering substantially all of its employees. It is a requirement of the plan to invest principally in the Corporation’s common stock. The contribution to the Plan in 2004, 2003 and 2002 was $40,000, $60,000 and $88,000, respectively.

The Corporation has also established a 401(k) Plan in which 50% of the employees’ contribution can be matched with a discretionary contribution by the Corporation up to a maximum of 6% of gross wages. The contribution to the 401(k) Plan for 2004, 2003 and 2002 was $180,000, $141,000 and $100,000, respectively.

(Continued)

22.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 11 — STOCK PURCHASE AND OPTION PLANS

Director and Employee Plans
On December 26, 2001, the Corporation approved a plan to repurchase up to 50,000 shares of its common stock. The timing of the purchases and the actual number of shares purchased are based on market conditions. Shares have been repurchased from time to time in the open market or in privately negotiated transactions. Shares repurchased will be available for future issuance in the discretion of the Corporation’s Board of Directors. The Corporation repurchased 3,621 shares and 26,478 shares in 2004 and 2003, respectively. No further purchases are contemplated under this Plan.

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

(Continued)

23.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 11 - STOCK PURCHASE AND OPTION PLANS (Continued)

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

The following summarizes shares issued under the various plans:

	2004	2003	2002
Automatic dividend reinvestment plan	9,502	10,480	8,835
Director stock purchase & retainer stock	3,208	2,970	568
Other issuance of stock &	0	0	1,475

	12,710	13,450	10,878

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

(Continued)

24.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 11 — STOCK PURCHASE AND OPTION PLANS (Continued)
The following table summarizes stock option activity:

	Number of Options	Weighted Average Price
Options outstanding at January 1, 2002	24,839	$ 23.54
Options granted 2002	3,242	24.09
Options forfeited 2002	(3,037)	26.69

Options outstanding at December 31, 2002	25,044	23.83
Options granted 2003	14,575	31.14
Options exercise 2003	(1,822)	17.58
Options forfeited 2003	(3,036)	23.96

Options outstanding at December 31, 2003	34,761	26.99
Options granted 2004	12,250	39.00
Options forfeited 2004	(4,799)	26.47

Options outstanding at December 31, 2004	42,212	$ 30.80

Information pertaining to options outstanding at December 31, is as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Number Exercisable
2004 $15.00 - $20.00	3,642	1.75	$15.77	3,642
$20.00 - $30.00	8,413	5.85	22.97	5,103
$30.00 - $40.00	29,892	8.66	34.74	15,757
$40.00 - $50.00	264	4.50	40.91	264

Outstanding at end of year	42,212			24,766

Weighted average exercise price of options
exercisable at the end of the year			$31.56

(Continued)

25.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 12 — REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject. As of December 31, 2004 and 2003, the most recent notifications from Federal Deposit Insurance Corporation categorized the Corporation and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks’ category.

(Continued)

26.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 12 — REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$52,257	11.4%	$36,632	8.0%	$45,791	10.0%
The State Bank	34,268	11.5	23,851	8.0	29,813	10.0
Davison State Bank	5,126	11.5	3,563	8.0	4,454	10.0
West Michigan Community Bank	11,845	10.4	9,101	8.0	11,376	10.0
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	46,756	10.2	18,316	4.0	27,474	6.0
The State Bank	30,622	10.3	11,925	4.0	17,888	6.0
Davison State Bank	4,665	10.5	1,782	4.0	2,672	6.0
West Michigan Community Bank	10,451	9.2	4,550	4.0	6,825	6.0
Tier 1 Capital (to Average Assets)
Consolidated	46,756	8.7	21,432	4.0	26,790	5.0
The State Bank	30,622	7.9	15,534	4.0	19,417	5.0
Davison State Bank	4,665	8.5	2,186	4.0	2,733	5.0
West Michigan Community Bank	10,451	7.7	5,467	4.0	6,834	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$56,421	18.0%	$25,119	8.0%	$31,398	10.0%
The State Bank	31,307	11.6	21,638	8.0	27,048	10.0
Davison State Bank	4,844	11.6	3,353	8.0	4,192	10.0
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	53,007	16.9	12,559	4.0	18,839	6.0
The State Bank	28,358	10.5	10,819	4.0	16,229	6.0
Davison State Bank	4,380	10.5	1,677	4.0	2,515	6.0
Tier 1 Capital (to Average Assets)
Consolidated	53,007	14.0	15,125	4.0	18,906	5.0
The State Bank	28,358	7.8	14,496	4.0	18,120	5.0
Davison State Bank	4,380	9.4	1,861	4.0	2,327	5.0

(Continued)

27.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 13 — FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation’s financial instruments at December 31, are as follows (in thousands):

	2 0 0 4		2 0 0 3
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$ 27,255	$ 27,255	$ 20,159	$ 20,159
Securities - available for sale	110,390	110,390	113,833	113,833
Securities - held to maturity	18,786	18,788	12,169	12,519
FHLB stock	2,252	2,252	854	854
Loans held for sale	1,587	1,600	1,095	1,107
Loans	387,929	390,903	249,831	250,345
Bank owned life insurance	6,861	6,861	6,458	6,458
Accrued interest receivable	2,335	2,335	1,884	1,884
Liabilities:
Deposits	491,065	489,004	348,525	350,758
Short-term borrowings	5,200	5,200	3,449	3,449
FHLB advances	19,402	19,344	1,108	1,319
Repurchase agreements	10,000	10,000	12,500	12,401
Subordinated debentures	12,000	12,000	12,000	12,000
Accrued interest payable	676	676	463	463

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

(Continued)

28.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 13 — FINANCIAL INSTRUMENTS (Continued)

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

Bank owned life insurance
The carrying amounts reported in the balance sheet for bank owned life insurance approximates their fair values.

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

(Continued)

29.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 13 — FINANCIAL INSTRUMENTS (Continued)

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year- end (in thousands):

	2004	2003
Commitments to make loans (at market rates)	$47,687	$21,478
Unused lines of credit and letters of credit	69,555	58,259

Commitments to make loans are generally made for periods of 90 days or less. At December 31, 2004, $3,758,000 of the outstanding loan commitments had fixed interest rates ranging from 6.0% to 7.4% and maturities ranging from three years to seven years.

(Continued)

30.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 14 — PARENT ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial information that follows presents the financial condition of Fentura Financial, Inc. (parent company only), along with the results of its operations and its cash flows.

CONDENSED BALANCE SHEETS
December 31 (in thousands)

	2004	2003
ASSETS
Cash and cash equivalents	$ 524	$ 18,716
Securities available for sale, at market	1,045	696
Other assets	674	1,275
Investment in subsidiaries	53,949	32,612

	$ 56,192	$ 53,299

STOCKHOLDERS' EQUITY
Other liabilities	$ 473	$ 417
Other borrowings	750	0
Subordinated debt	12,000	12,000
Common stock	33,110	32,769
Retained earnings	10,514	8,238
Accumulated other comprehensive income (loss)	(655)	(125)

	$ 56,192	$ 53,299

CONDENSED STATEMENTS OF INCOME
Years ended December 31 (in thousands)

	2004	2003	2002
Interest on securities	$ 1	$ 24	$ 37
Other income	2	0	0
Dividends from subsidiaries	621	0	10,799
Interest expense	(569)	(56)	0
Operating expenses	(349)	(156)	(98)
Equity in undistributed income of subsidiaries	4,638	3,912	(7,289)

Income before income taxes	4,344	3,724	3,449
Federal income tax expense (benefit)	(310)	(64)	(17)

Net income	$ 4,034	$ 3,788	$ 3,466

(Continued)

31.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 14 - PARENT ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$ 4,034	$ 3,788	$ 3,466
Amortization	1	4	21
Change in other assets	(2,028)	(1,210)	(37)
Change in other liabilities	56	417	0
Equity in undistributed income of subsidiary	(4,638)	(3,912)	7,289

Net cash from operating activities	(7,705)	(913)	10,739
Cash flows provided by investing activities
Purchase of equity securities	(650)	0	(395)
Sales and maturities of securities - AFS	300	2,564	3,524
Purchases of securities - AFS	0	(303)	(6,112)
Purchase of West Michigan Financial Corp	(12,900)	0	0
Investment in subsidiary	(1,700)	0	(1,000)

Net cash from investing activities	(14,950)	2,261	(3,983)
Cash flows used in financing activities
Issuance of subordinated debt	0	12,000	0
Net short-term borrowings	750	0	0
Dividends paid	(1,758)	(1,966)	(1,748)
Stock repurchase	(122)	(894)	(719)
Proceeds from stock issuance	463	448	291

Net cash from financing activities	(667)	9,588	(2,176)

Increase in cash and cash equivalents	(18,192)	10,936	4,580
Cash and cash equivalents at beginning of year	18,716	7,780	3,200

Cash and cash equivalents at end of year	$ 524	$ 18,716	$ 7,780

(Continued)

32.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 15 – ACQUISITION

On October 15, 2003, the Corporation announced the signing of a definitive agreement to acquire West Michigan Financial Corporation (“WMFC”), a commercial bank headquartered in Hudsonville, Michigan. The purpose of the acquisition was to establish a presence in the West Michigan market resulting in a foundation to grow the Corporations asset base, primarily loans, in the West Michigan market. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of WMFC in exchange for cash. The total cost of the transaction was $12.9 million. The Corporation closed the transaction on March 15, 2004.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities. Goodwill will not be amortized, but will be reviewed for impairment on an annual basis. Goodwill is tax deductible over 15 years. Identified intangible assets aggregate to $1.7 million and include a core deposit intangible and customer relationship value related to West Michigan Financial Corporation’s loan, deposit and wealth management customers. Goodwill aggregates to $7.9 million. Intangible assets recorded for the acquisition that are subject to amortization are estimated as follows in thousands of dollars:

Amount
Core deposits intangible	$1,509
Customer relationships intangible	216

In conjunction with the acquisition, the fair values of significant assets and liabilities assumed are as follows, stated in thousands of dollars:

Cash and cash equivalents	$ (1,112)
Securities	26,966
Loans	97,277
Acquisition intangibles	9,578
Deposits	(109,828)
Other borrowings	(27,369)

The following table presents pro forma information stated in thousands of dollars for the years ended December 31, 2004 and 2003 as if the acquisition of WMFC had occurred at the beginning of 2004 and 2003. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. WMFC has been included in results since March 15, 2004. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

(Continued)

33.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 15 – ACQUISITION (Continued)

	2004	2003
Interest income	$27,485	$25,333
Interest expense	8,691	8,185

Net interest income	18,794	17,148
Provision for loan losses	1,426	2,464

Net interest income after provision	17,368	14,684
Noninterest income	7,555	8,739
Noninterest expense	19,167	18,905

Income before federal income tax	5,756	4,518
Federal income tax expense	1,586	1,131

Net income	$ 4,170	$ 3,387

Basic earnings per share	$ 2.21	$ 1.80
Diluted earnings per share	2.20	1.79

NOTE 16 — SUMMARY OF QUARTERLY FINANCIAL DATA – UNAUDITED

The unaudited quarterly results of operations for 2004 and 2003 are as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Interest income	$5,257	$6,512	$6,906	$7,419
Interest expense	1,694	2,082	2,227	2,260
Provision for loan lo	273	363	383	370
Noninterest income	1,611	1,831	1,697	2,152
Noninterest expenses	3,795	4,791	4,825	4,765
Income before income	1,106	1,107	1,168	2,176
Provision for income	284	286	312	642
Net income	822	821	856	1,534
Earnings per share
Basic	.44	.44	.45	.81
Diluted	.44	.43	.45	.81

The Corporation sold SBA and credit card loans of $4 million in the fourth quarter, which produced a gain of $464,000. The loans were sold to reduce future credit risk.

(Continued)

34.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 16 - SUMMARY OF QUARTERLY FINANCIAL DATA - UNAUDITED (Continued)

2003
Interest income	$4,446	$4,516	$4,773	$4,702
Interest expense	1,318	1,320	1,449	1,513
Provision for loan lo	296	668	122	233
Noninterest income	1,575	2,053	1,807	1,431
Noninterest expenses	3,303	3,365	3,425	3,183
Income before income	1,104	1,216	1,584	1,204
Provision for income	283	306	417	314
Net income	821	910	1,167	890
Earnings per share
Basic	.44	.48	.62	.47
Diluted	.44	.48	.62	.47

(Continued)

35.

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Fentura Financial, Inc. (the Corporation), together with its subsidiaries, The State Bank, Davison State Bank, and West Michigan Community Bank (the Banks), for the years ended December 31, 2004, 2003, and 2002. The supplemental financial data included throughout this discussion should be read in conjunction with the primary financial statements presented on pages 5 through 35 of this report. It provides a more detailed and comprehensive review of operating results and financial position than could be obtained from a reading of the financial statements alone. The financial data and results of operations for West Michigan Community Bank are included only from the date of acquisition on March 15, 2004.

TABLE 1           Selected Financial Data

$ in thousands except per share data And ratios	2004	2003	2002	2001	2000

Summary of Consolidated Statements of Income:
Interest Income	$ 26,094	$ 18,438	$ 17,952	$ 21,567	$ 23,327
Interest Expense	8,263	5,601	5,722	9,091	9,890

Net Interest Income	17,831	12,837	12,230	12,476	13,437
Provision for Loan Losses	1,389	1,319	426	751	584

Net Interest Income after Provision	16,442	11,518	11,804	11,725	12,853
Total Other Operating Income	7,292	6,866	5,394	5,363	4,528
Total Other Operating Expense	18,176	13,276	12,253	11,700	11,436

Income Before Income Taxes	5,558	5,108	4,945	5,388	5,945
Provision for Income Taxes	1,524	1,320	1,479	1,611	1,729

Net Income	$ 4,034	$ 3,788	$ 3,466	$ 3,777	$ 4,216

Net Income Per Share - Basic	$ 2.14	$ 2.01	$ 1.82	$ 1.99	$ 2.24
Net Income Per Share - Diluted	$ 2.13	$ 2.01	$ 1.81	$ 1.98	$ 2.23

Summary of Consolidated Balance Sheets:
Assets	$584,890	$419,966	$340,483	$309,090	$292,890
Securities, including FHLB stock	131,428	126,856	63,525	39,989	66,704
Loans, including loans held for sale	395,017	254,340	229,730	215,840	195,295
Deposits	491,065	348,525	295,869	265,270	248,656
Stockholders' Equity	42,969	40,882	39,928	38,433	35,754

Other Financial and Statistical Data:
Tier 1 Capital to Risk Weighted Assets	10.20%	16.90%	14.10%	15.01%	14.96%
Total Capital to Risk Weighted Assets	11.40%	18.00%	15.20%	16.23%	16.21%
Tier 1 Capital to Average Assets	8.70%	14.00%	12.60%	12.50%	12.15%
Total Cash Dividends	$ 1,758	$ 1,966	$ 1,748	$ 1,748	$ 1,659
Book Value Per Share	$ 22.74	$ 21.74	$ 21.08	$ 20.14	$ 18.87
Cash Dividends Paid Per Share	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.88
Period End Market Price Per Share	$ 36.75	$ 31.45	$ 31.59	$ 23.18	$ 22.85
Dividend Pay-out Ratio	43.58%	51.90%	50.43%	46.28%	39.35%
Return on Average Stockholders' Equity	9.72%	9.32%	8.78%	10.01%	12.56%
Return on Average Assets	0.74%	1.00%	1.10%	1.21%	1.42%
Net Interest Margin	3.70%	3.88%	4.46%	4.53%	5.07%
Total Equity to Assets at Period End	7.34%	9.73%	11.73%	12.43%	12.21%

36.

RESULTS OF OPERATIONS

The Corporation achieved net income of $4,034,000 for the year of 2004, an increase of $246,000 or 6.5%. Net income increased primarily due to the acquisition of West Michigan Financial Corporation and the increased net interest income during 2004. Contributing to the 2004 results was the increase in total noninterest income of $426,000, a 6.2% increase over the noninterest income in the prior year. Non-interest expense increased by $4,900,000 or 36.9%. We expect that interest rates will remain steady or possibly increase in 2005, which should have a positive impact on our operations.

Standard performance indicators used in the banking industry help management evaluate the Corporation’s performance. Two of these performance indicators are return on average assets and return on average equity. For 2004, 2003, and 2002 respectively, the Corporation posted a return on average assets of 0.74%, 1.00%, and 1.10%. Return on average equity was 9.72% in 2004, 9.32% in 2003, and 8.78% in 2002. While the Corporation has a very strong capital position, the 5.1% increase in our equity in 2004,and the $12 million of trust preferred securities, greatly enhance our ability to grow. Total assets increased $165 million in 2004, $79 million in 2003, and $31 million in 2002. Diluted earnings per share were $2.13 in 2004, $2.01 in 2003, and $1.81 in 2002.

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

Table 2 summarizes the changes in net interest income resulting from changes in volume and rates for the years ended December 31, 2004 and 2003. Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the last three years are shown in Table 3. Tax equivalent net interest income increased by $5,021,000 in 2004, or 37.8% and decreased by $638,000 or 5.0% in 2003. The primary factor contributing to the increase in net interest income was the acquisition of West Michigan Community Bank in March of 2004. Also, contributing to the increase in net interest income was the increase in loan and security volume and a slight decrease in interest expense. The increase in volume increased net interest income to offset the decrease in net interest margin.

As indicated in Table 3, for the year ended December 31, 2004, the Corporation’s net interest margin was 3.70% compared with 3.88% and 4.46% for the same period in 2003 and 2002, respectively. The decrease in 2004 was due to lower earning asset yields due to the historically low rate environment and the addition of West Michigan Community Bank which had a significantly lower net interest margin than the other two banks in the Corporation. The decrease in margin in 2003 and 2002 was attributable to a decrease in the Corporation’s earning asset yields due to the cuts in the prime rate. Cost of funding decreased in response to decreases in treasury rates and local competitor’s rates.

Average earning assets increased 44.6% in 2004. Average earning assets increased due to the Corporation purchasing West Michigan Financial Corporation on March 15, 2004. Average earning assets increased 20.7% in 2003, and decreased 0.3% in 2002. Loans, the highest yielding component of earning assets, represented 72.9% of earning assets in 2004, compared to 69.3% in 2003 and 77.2% in 2002. Average interest bearing liabilities increased 52.1% in 2004, 22.7% in 2003, and 0.9% in 2002. Non-interest bearing deposits amounted to 14.8% of average earning assets in 2004 compared with 15.4% in 2003 and 15.5% in 2002.

37.

TABLE 2

Changes in Net Interest Income
Due to Changes in Average Volume
and Interest Rates
Years Ended December 31,

	INCREASE (DECREASE) 2004 DUE TO:			INCREASE (DECREASE) 2003 DUE TO:

(000'S omitted)	VOL	YIELD/ RATE	TOTAL	VOL	YIELD/ RATE	TOTAL

TAXABLE SECURITIES	$ 1,096	$ 14	$ 1,110	$ 1,723	($ 826)	$ 897
TAX-EXEMPT SECURITIES	(209)	331	122	112	(80)	32
FEDERAL FUNDS SOLD	(66)	39	(27)	(81)	(96)	(177)
TOTAL LOANS	8,375	(1,811)	6,564	1,386	(1,548)	(162)
LOANS HELD FOR SALE	(88)	2	(86)	(50)	(23)	(73)

TOTAL EARNING ASSETS	9,108	(1,425)	7,683	3,090	(2,573)	517
INTEREST BEARING DEMAND DEPOSITS	515	173	688	107	(6)	101
SAVINGS DEPOSITS	375	538	913	430	(230)	326
TIME CDs $100,000 AND OVER	572	(745)	(173)	(55)	(499)	(554)
OTHER TIME DEPOSITS	352	(94)	258	189	(241)	(52)
OTHER BORROWINGS	1,071	(95)	976	305	(121)	184

TOTAL INTEREST BEARING LIABILITIES	2,885	(223)	2,662	976	(1,097)	(121)

NET INTEREST INCOME	$ 6,223	($1,202)	$ 5,021	$ 2,114	($1,476)	$ 638

38.

TABLE 3
(000's omitted)

Summary of Net Interest Income
Years Ended December 31,

ASSETS	AVG BAL	2004 INC/EXP	YIELD	AVG BAL	2003 INC/EXP	YIELD	AVG BAL	2002 INC/EXP	YIELD

Securities:
U.S. Treasury and	106,512	2,916	2.74%	68,109	1,820	2.67%	21,800	788	3.61%
Government Agencies
State and Political (1)	15,354	1,130	7.36%	19,384	1,008	5.20%	17,387	976	5.61%
Other	3,053	137	4.49%	1,950	123	6.31%	4,667	258	5.53%

Total Securities	124,919	4,183	3.35%	89,443	2,951	3.30%	43,854	2,022	4.61%
Fed Funds Sold	9,308	134	1.44%	15,911	161	1.01%	20,904	338	1.62%
Loans:
Commercial	259,016	15,632	6.04%	159,752	10,476	6.56%	137,622	9,868	7.17%
Tax Free (1)	4,708	297	6.31%	5,204	339	6.51%	4,095	279	6.81%
Real Estate-Mortgage	26,198	1,801	6.87%	15,276	1,090	7.14%	13,504	1,044	7.73%
Consumer	70,408	4,482	6.37%	54,476	3,743	6.87%	60,568	4,619	7.63%

Total loans	360,330	22,212	6.16%	234,708	15,648	6.67%	215,789	15,810	7.33%
Allowance for Loan Loss	(4,779)			(3,247)			(3,127)
Net Loans	355,551	22,212	6.16%	231,461	15,648	6.76%	212,662	15,810	7.43%

Loans Held for Sale	884	50	5.66%	2,508	136	5.42%	3,294	209	6.34%

TOTAL EARNING ASSETS	$495,441	$26,579	5.36%	$342,570	$18,896	5.52%	$283,841	$18,379	6.47%

Cash Due from Banks	24,249			18,167			15,648
All Other Assets	31,990			20,634			18,807

TOTAL ASSETS	$ 546,901			$ 378,124			$315,169

LIABILITIES & SHAREHOLDERS'
EQUITY:
Deposits:
Interest bearing - DDA	108,704	1,194	1.10%	53,897	506	0.94%	42,637	405	0.95%
Savings Deposits	149,099	2,287	1.53%	117,138	1,374	1.17%	85,746	1,174	1.37%
Time CD's $100,000 and Over	39,260	1,228	3.13%	28,804	970	3.37%	24,305	1,022	4.20%
Other Time CD's	90,202	2,295	2.53%	73,759	2,468	3.35%	75,114	3,022	4.02%

Total Interest Bearing	387,918	7,004	1.81%	273,598	5,318	1.94%	227,802	5,623	2.47%
Deposits
Other Borrowings	41,082	1,259	3.06%	8,502	283	3.33%	2,081	99	4.76%

INTEREST BEARING LIABILITIES	$ 429,000	$ 8,263	1.93%	$282,100	$ 5,601	1.99%	229,883	$ 5,722	2.49%

Non-interest bearing - DDA	73,553			52,853			43,908
All Other Liabilities	2,618			2,522			1.885
Shareholders Equity	41,730			40,649			39,493

TOTAL LIABILITIES and S/H EQUITY	$ 546,901			$ 378,124			$315,169

Net Interest Rate Spread			3.44%			3.53%			3.98%
Net Interest Income/Margin		$ 18,316	3.70%		$13,295	3.88%		$12,657	4.46%

(1)     – Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

39.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb probable incurred losses in the loan portfolio. The Corporation’s methodology in determining the adequacy of the allowance is based on ongoing quarterly assessments and relies on several key elements, which include specific allowances for identified problem loans and a formula based risk allocated allowance for the remainder of the portfolio. This includes a review of individual loans, size and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs, and other pertinent factors. Although reserves have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. At December 31, 2004, the allowance for loan losses was $5,501,000 or 1.40% of total loans. This compares with $3,414,000 or 1.34% at December 31, 2003 and $3,184,000, or 1.42%, at December 31, 2002. Management believes that the allowance for loan losses is appropriate given identified risk in the loan portfolio based on asset quality.

The provision for loan losses was $1,389,000 in 2004 and $1,319,000 and $426,000 in 2003 and 2002, respectively, with $457,000 of the 2004 provision attributable to West Michigan Community Bank. The increase was due to the addition of West Michigan Community Bank; if the acquisition had not been made the provision would have been $932,000 for 2004. The 2004 provision level reflects continued loan growth in the subsidiary banks coupled with a slight decline in nonperforming assets and lower net charge-offs. The increase in the provision in 2003 reflects management’s effort to maintain adequate reserves due to an unanticipated charge-off of one large commercial relationship in the first half of the year. In 2002, loans charged-off had a modest increase due to certain non-performing commercial loans.

Table 4 summarizes loan losses and recoveries from 2000 through 2004. During 2004 the Corporation experienced net charge-offs of $461,000, compared with net charge-offs of $1,089,000 and $367,000 in 2003 and 2002, respectively. The net charge-off ratio is the net of charge-off loans minus the recoveries from loans divided by gross loans. Accordingly, the net charge-off ratio for 2003 was .12% compared to .43% and .16% at the end of 2003 and 2002, respectively. The net charge-off ratio decreased in 2004 due to fewer charge offs in the commercial and consumer portfolios. In 2003, one large commercial relationshipaccounted for $836,000 of the net charge-offs for the year. In 2002, the net charge-off ratio decreased due to an increase in commercial recoveries.

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to meet normal credit risks in the loan portfolio. The Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that may not be performing as agreed. Management does not expect the level of the allowance for loan losses as a percentage of gross loans to change significantly in 2005. Non-performing loans are discussed further in the section titled “Non-Performing Assets”.

40.

TABLE 4

Analysis of the Allowance for Loan Losses	Years Ended December 31,
(000's omitted)	2004	2003	2002	2001	2000

Balance Beginning of Period	$ 3,414	$ 3,184	$ 3,125	$ 2,932	$ 2,961

Charge-offs:
Commercial, Financial and Agricultural	(365)	(940)	(329)	(226)	(284)
Real Estate-Construction	0	0	0	0	0
Real Estate-Mortgage	0	0	(7)	0	0
Installment Loans to Individuals	(306)	(455)	(510)	(487)	(522)

Total Charge-offs	(671)	(1,395)	(846)	(713)	(806)

Recoveries:
Commercial, Financial and Agricultural	38	169	344	30	107
Real Estate-Construction	0	0	0	0	0
Real Estate-Mortgage	0	0	0	0	0
Installment Loans to Individuals	172	138	135	125	86

Total Recoveries	210	307	479	155	193

Net Charge-offs	(461)	(1,089)	(367)	(558)	(613)

Provision	1,389	1,319	426	751	584

Addition from WMCB acquisition	1,159	0	0	0	0

Balance at End of Period	$ 5,501	$ 3,414	$ 3,184	$ 3,125	$ 2,932

Ratio of Net Charge-Offs During the Period	0.12%	0.43%	0.16%	0.28%	0.31%

NON-INTEREST INCOME

Non-interest income was $7,292,000 in 2004, $6,866,000 and $5,394,000 in 2003 and 2002, respectively. These amounts represent an increase of 6.2% in 2004 compared to 2003 and an increase of 27.3% comparing 2003 to 2002.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $3,738,000 in 2004, compared to $3,609,000 and $2,594,000 in 2003 and 2002, respectively. This was an increase of $129,000 or 3.6% in 2004 and an increase of $1,015,000 or 39.1% in 2003. The increase in 2004 was due to the addition of West Michigan Community Bank, which provided $277,000 of service charges on deposit accounts. The increase in 2003 was due to the overdraft privilege product being in place all year and a slight increase in business deposit account service charges.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $510,000 in 2004, $1,258,000 in 2003, and $1,009,000 in 2002. The decrease of $748,000 in 2004 was due to higher interest rates than in 2003 and 2002 and a continued slowdown of the refinance activity. The 24.7% increase in 2003 was due to the increase in mortgage loan production caused by an increase in new home purchases and refinancing activity due to low mortgage interest rates. The Corporation sells the majority of the mortgage loans originated in the secondary market on a servicing released basis; thus the Corporation did not receive mortgage-servicing fees in 2004, 2003 or 2002.

Trust income increased $170,000 or 33.5% in 2004 to $677,000 compared with $507,000 in 2003 and $540,000 in 2002. The 33.5% increase in 2004 was due primarily to the acquisition of West Michigan Community Bank that provided $119,000 of additional trust income. The 6.1% decrease in 2003 was due to decline in market value of trust assets.

In 2004, the Corporation did not recognize any securities gains compared to 2003 when the Corporation did recognize a gain on security transactions of $31,000 and the Corporation did not recognize any gains in 2002. In 2003, these gains were due to the Corporation selling some low yielding securities and purchasing higher yielding securities.

41.

In 2003, the Corporation recognized a gain on the sale of fixed assets of $201,000, due to the sale of a branch of one of the Bank subsidiaries.

Other income and fees includes income from the sale of checks, safe deposit box rent, merchant account income, ATM income, and other miscellaneous income items. Other income and fees were $2,367,000 in 2004 compared to $1,260,000 and $1,251,000 in 2003 and 2002, respectively. The increase in 2004 was due to the gain on the sale of the credit card portfolio and the sale of some SBA loans, which totaled $464,000. The corporation sold the credit card portfolio due to potential fraud risk in the future and sold the SBA loans due to processing issues with the loans. Also, the addition of West Michigan Community Bank did help increase other income in 2004. The increase in 2003 was due to an increase debit card and ATM income.

NON-INTEREST EXPENSE

Total non-interest expense was $18,176,000 in 2004 compared to $13,276,000 in 2003 and $12,253,000 in 2002. This was an increase of 36.9% in 2004 and 8.4% in 2003.

Salaries and employee benefits, the Corporation’s largest operating expense category, were $9,956,000 in 2004, compared with $6,981,000 in 2003, and $6,454,000 in 2002. Increased costs are primarily a result of the West Michigan Community Bank acquisition that increased this category by $2,081,000. The other portion of the increase is due to annual salary increases, increases in health care expenses and staff additions in connection with new branch offices in Brighton, Goodrich and Grandville, which all opened in 2004.

In 2004, equipment expenses were $2,153,000 compared to $1,533,000 in 2003 and $1,563,000 in 2002, an increase of 40.4% in 2004 and a decrease of 1.9% in 2003. The increase in 2004 was primarily attributable to the acquisition of West Michigan Community Bank, which totaled $388,000 in 2004. Also, the increase in 2004 was due in part to equipment maintenance cost increasing due to more equipment to cover and an increase in equipment depreciation. The slight decrease in 2003 was due to lower rental costs and depreciation expense.

Occupancy expenses associated with the Corporation’s facilities were $1,633,000 in 2004 compared to $1,116,000 in 2003 and $1,061,000 in 2002. In 2004, this was an increase of 46.3% and in 2003 an increase of 5.2%. The increase of $517,000 in 2004 was due to the opening of three branch offices (Goodrich, Brighton & Grandville) and the acquisition of West Michigan Community Bank, which had occupancy expenses of $303,000 in 2004. The increase in 2003 was due to higher property taxes, and expenses associated with opening the new Grand Blanc extension office.

Office supplies were $349,000 in 2004 compared to $300,000 in 2003 and $ 305,000 in 2002. In 2004, this was an increase of 16.3% and in 2003 a decrease of 1.6%. The increase of $49,000 in 2004 was due to West Michigan Community Bank acquisition, which had office supplies in 2004 that totaled $56,000. The slight decrease in 2003 was due to reduction in various normal office supplies.

Loan and collection expenses were $289,000 in 2004 compared to $280,000 in 2003, and $183,000 in 2002. The slight increase in 2004 of 3.2% was due to the acquisition of West Michigan Community Bank that had loan and collection expenses of $60,000 in 2004. The increase of 53.0% in 2003 was due to the other real estate and collection efforts pertaining to a large charge off during the year.

Advertising expenses were $499,000 in 2004 compared to $373,000 in 2003, and $315,000 in 2002. The increase of 33.8% was due to the acquisition of West Michigan Community Bank, which had advertising expenses of $132,000 in 2004. The 18.4% increase in advertising expense in 2003 was due to broader advertising efforts in the Grand Blanc market.

42.

Other professional service fees include audit fees, consulting fees, legal fees, and various other professional services. Other professional services were $1,031,000 in 2004 compared to $1,171,000 in 2003, and $1,100,000 in 2002. The decrease of 12.0% in 2004 was due to having lower consulting fees pertaining to the overdraft privilege product. The increase of 6.5% in 2003 was due to higher consulting fees pertaining to the implementation of the overdraft privilege product.

Other general and administrative expenses were $2,266,000 in 2004 compared to $1,522,000 in 2003, and $1,272,000 in 2002. The increase of $744,000 in 2004 was primarily due to the acquisition of West Michigan Community Bank that had other expenses of $480,000 in 2004. Also, other losses and business development expenses increased in 2004. The increase of $250,000 or 19.7% in 2003 was due to higher other losses from charged off deposit accounts and higher business development expenses. The decreases in these expenses were due to lower other losses from charged off accounts and lower correspondent bank charges in 2002.

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

The Corporation’s total assets averaged $547 million for 2004 exceeding 2003‘s average of $378 million by $169 million or 44.6%. The Corporation acquired West Michigan Financial Corporation on March 15, 2004, which has assets of $137 million. The Corporation entered into a security leverage strategy in 2003, which entailed borrowing $12.5 million of repurchase agreements and using $12.5 million of excess liquidity to purchase $25 million of mortgage-backed securities that returned a positive spread and increased net interest income for the Corporation. Average loans comprised 65.9% of total average assets during 2004 compared to 62.1% in 2003. Loans grew $125.6 million on average, with commercial loans leading the advance by $99.3 million or 62.1%. The ratio of average non-interest bearing deposits to total deposits was 15.9% in 2004 compared to 16.2% during 2003. Interest bearing deposits comprised 90.4% of total average interest bearing liabilities during 2004, down from 97.0% during 2003. The Corporation’s year-end total assets were $585 million for 2004 up from $420 million in 2003. The increase was due to the higher loan demand and the acquisition of West Michigan Community Bank in 2004.

SECURITIES PORTFOLIO

Securities totaled $129,177,000 at December 31, 2004 compared to $126,002,000 at December 31, 2003. This was an increase of $3,175,000 or 2.5%. The increase in 2004 resulted principally from the West Michigan Ccommunity Band acquisition and the Corporation’s other security portfolios decreased to fund higher loan demand. At December 31, 2004 these securities comprised 24.4% of earning assets, up from 32.8% at December 31, 2003. The Corporation considers all of its securities as available for sale except for Michigan tax-exempt securities and a few mortgage backed securities, which are classified as held to maturity. Increases in loan balances from new loan growth in 2004 did not exceed the amount of deposit growth, which coupled with the slight increase in securities in 2004 accounts for the slight increase in federal funds sold. Fed funds sold were $4,550,000 at December 31, 2004 compared with $3,650,000 at December 31, 2003.

The Corporation’s present policies with respect to the classification of securities are discussed in Note 1 to the Consolidated Financial Statements. As of December 31, 2004, the estimated aggregate fair value of the Corporation’s securities portfolio was $991,000 below amortized cost. At December 31, 2004 gross unrealized gains were $317,000 and gross unrealized losses were $1,308,000. A summary of estimated fair values and unrealized gains and losses for the major components of the securities portfolio is provided in Note 3 to the Consolidated Financial Statements. Yields on municipal securities presented in Table 5 below have not been tax effected.

43.

TABLE 5
Analysis and Maturities of Securities

(000's omitted)	Amortized Cost	Fair Value	Yield
AVAILABLE FOR SALE
U.S. Agencies
One year or less	$ 0	$ 0	0.00%
Over one through five years	27,676	27,515	3.03%
Over five through ten years	18,557	18,324	3.68%
Over ten years	2,000	1,995	3.60%

Total	48,233	47,834
Mortgage-Backed
One year or less	$ 0	$ 0	0.00%
Over one through five years	9	9	8.25%
Over five through ten years	16,623	16,403	3.94%
Over ten years	38,407	37,974	3.94%

Total	55,039	54,386
State and Political
One year or less	$ 150	$ 151	4.55%
Over one through five years	1,774	1,779	3.07%
Over five through ten years	2,464	2,482	5.21%
Over ten years	2,678	2,712	4.06%

Total	7,066	7,124
Equity Securities	$ 1,045	$ 1,045
HELD TO MATURITY
Mortgage-Backed
One year or less	$ 8	$ 8	7.50%
Over one through five years	15	17	9.08%
Over five through ten years	0	0	0.00%
Over ten years	0	0	0.00%

Total	23	25
State and Political
One year or less	$ 8,507	$ 8,431	2.03%
Over one through five years	4,028	4,114	4.08%
Over five through ten years	3,756	3,743	4.13%
Over ten years	2,472	2,475	4.65%

Total	18,763	18,763
Total Securities	$130,169	$129,177

LOAN PORTFOLIO

The Corporation extends credit primarily within in its local markets in Genesee, Oakland, and Livingston counties and in its new local markets in Kent and Ottawa counties of the west side of Michigan. The Corporation’s commercial loan portfolio is widely diversified with no concentration within a single industry that exceeds 10% of total loans. The Corporation’s loan portfolio balances are summarized in Table 6.

44.

Total loans increased $140,677,000 for the year ended December 31, 2004, with total loans comprising 74.4% of earning assets as compared to 75.6% of December 31, 2003 earning assets. The increase was primarily due to the acquisition of West Michigan Community Bank in 2004 and the growth of the commercial loan portfolio in The State Bank. Economic conditions remained reasonably steady throughout 2004 in southeastern Michigan and in west Michigan. The steadiness of the economy supported continued commercial business growth including commercial development. Accordingly, the Corporation experienced strong demand for commercial loans. In 2004, commercial loans increased $82,562,000 to $229,012,000 or 56.4%. Also, real estate construction and mortgage loans increased $28,364,000 or 86.2% in 2004. Consumer loans increased $14,888,000 or 26.8% in 2004. In 2003, commercial loans increased approximately $16,888,000 to $146,450,000 or 13.0%. Additionally, real estate construction and development loans increased $5,881,000 or 21.8% to $32,913,000 at December 31, 2003. Consumer loans stayed steady for 2003.

Management expects the economy to support continued growth and development in 2005 and will aggressively seek out new loan opportunities while continuing its efforts to maintain sound credit quality.

TABLE 6
Loan Portfolio

December 31, (000's omitted)	2004	2003	2002	2001	2000

Commercial	$229,012	$146,450	$129,562	$118,894	$101,925
Real estate - construction	61,278	32,913	27,032	25,434	17,471
Real estate - mortgage	32,705	18,335	11,944	11,158	10,514
Consumer	70,435	55,547	55,683	58,644	65,198

Total	$393,430	$253,245	$224,221	$214,130	$195,108

The Corporation originates primarily residential and commercial real estate loans, commercial, construction, and consumer loans. The Corporation estimates that 80% of the loan portfolio is based in Genesee and Livingston counties within southeast Michigan and Kent and Ottawa counties in west Michigan. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the areas.

TABLE 7
Maturities of the Loan Portfolio by Loan Type

December 31, 2004 (000's omitted)	Within One Year	One- Five Years	After Five Years	Total
Commercial	$ 53,641	$125,637	$ 49,734	$229,012
Real estate - construction	55,821	4,077	1,380	61,278
	14,989	6,046	11,670	32,705
Consumer	9,079	21,016	40,340	70,435

	$133,530	$156,776	$103,124	$393,430

TABLE 8
Maturities of the Loan Portfolio by Rate Categories

December 31, 2004 (000's omitted)	Within One Year	One- Five Years	After Five Years	Total

Loans:
Fixed Rate	$ 41,649	$ 81,522	$ 53,309	$176,480
Variable Rate	91,881	75,254	49,815	216,950

	$133,530	$156,776	$103,124	$393,430

45.

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

The Corporation closely monitors its construction and commercial mortgage loan portfolios. Construction loans at December 31, 2004, which comprised 15.6% of total loans, totaled $61,278,000 as compared to $32,913,000 and $27,032,000 at the end of 2003 and 2002, respectively.

The construction and commercial real estate loan properties are located principally in the Corporation’s local markets. Included are loans to various industrial and professional organizations. The Corporation believes that these portfolios are well diversified and do not present a significant risk to the Banks.

NON-PERFORMING ASSETS

Non-performing assets include loans on which interest accruals have ceased, real estate acquired through foreclosure, loans past due 90 days or more and still accruing and renegotiated loans. Table 9 represents the levels of these assets at December 31, 2000 through 2004. Non-performing assets decreased slightly at December 31, 2004 as compared to 2003. Other Real Estate Owned decreased $873,000 in 2004, however, Other Real Estate In Redemption increased by $672,000, which had one residential property that comprised $727,000 of the $856,000 balance at the end of the year. The majority of the properties are commercial and marketability is dependent on the real estate market. One single-family residential property comprises $856,000 of the outstanding balance at the end of 2004. Non-performing loans decreased slightly as compared to December 31, 2003. Renegotiated loans were reduced significantly due to reclassification of a residential real estate secured loan to Other Real Estate In Redemption. Non-accrual loans and loans past due over 90 days and still accruing interest increased during this period. This increase was due to two commercial credits being nonaccrual in one of the subsidiary banks.

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

TABLE 9
Non-Performing Assets and Past Due Loans (000‘s omitted)

	December 31,
	2004	2003	2002	2001	2000

Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$ 91	$ 47	$ 72	$186	$ 489
Non-Accrual Loans	1,102	229	512	321	731
Renegotiated Loans	477	1,262	0	0	0

Total Non-Performing Loans	1,670	1,538	584	507	1,220

Other Non-Performing Assets:
Other Real Estate	208	1,081	110	0	0
Other Real Estate Owned in Redemption	856	184	164	0	0
Other Non-Performing Assets	4	79	92	10	159

Total Other Non-Performing Assets	1,068	1,344	366	10	159

Total Non-Performing Assets	$2,738	$2,882	$950	$517	$1,379

Non-Performing Loans as a % of
Total Loans	0.70%	0.61%	0.26%	0.24%	0.63%
Non-Performing Assets as a % of
Total Loans and Other Real Estate	0.69%	1.13%	0.42%	0.25%	0.71%
Allowance for Loan Losses as a % of
Non-Performing Loans	350.16%	221.98%	545.21%	616.37%	240.33%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.02%	0.20%	0.03%	0.09%	0.25%
Non-performing Assets as a % of
Total Assets	0.47%	0.69%	0.28%	0.17%	0.47%

46.

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

TABLE 10
Allocation of the Allowance for Loan Losses

December 31, (000's omitted)	2004		2003		2002		2001		2000
	Amount	Loan %	Amount	Loan %	Amount	Loan %	Amount	Loan %	Amount	Loan %

Commercial and	$4,600	73.79%	$2,624	70.83%		$2,222	69.84%	$2,121	67.40%	$1,645	58.69%
construction
Real estate mortgage	312	8.31%	207	7.24%		65	5.33%	60	5.21%	94	7.89%
Consumer	508	17.90%	576	21.93%		897	24.83%	819	27.39%	890	33.42%
Unallocated	81		7			0		125		303

Total	$5,501	100.00%	$3,414	100.00%		3,184	100.00%	$3,125	100.00%	$2,932	100.00%

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

Certain of the Corporation’s non-performing loans included in Table 9 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or lower are also measured for impairment. Impairment losses are believed to be adequately covered by the provision for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the impaired loan data in the following paragraphs.

At December 31, 2004, loans considered to be impaired totaled $3,504,000. A specific allowance is required for all except for a $139,000 loan. The average recorded investment in impaired loans was $4,303,000 in 2004. The interest income recognized on impaired loans based on cash collections totaled $192,000 during 2004.

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

47.

DEPOSITS
TABLE 11

Average Deposits
Years Ended December 31,

	2004		2003		2002			2001		2000
(000's omitted)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate		Average Balance	Average Rate	Average Balance	Average Rate

Non-int. bearing demand	$ 73,553		$ 52,853		$ 43,908			$ 39,014		$ 35,711
Interest-bearing demand	108,704	0.98%	53,897	0.94%	42,637	0.95%		36,457	1.62%	40,199	1.82%
Savings	149,099	1.09%	117,138	1.17%	85,746	1.37%		73,151	2.59%	66,890	3.45%
Time	129,462	3.05%	102,563	3.35%	99,419	4.07%		116,044	5.75%	108,149	5.75%

Total	$460,818	1.44%	$326,451	1.63%	$ 271,710	2	2.07%	$264,666	3.38%	$250,949	3.69%

The Corporation’s average deposit balances and rates for the past five years are summarized in Table 11. Total average deposits were 41.2% higher in 2004 as compared to 2003. Deposit growth was derived primarily from increases in all deposit categories and the acquisition of West Michigan Community Bank. Interest-bearing demand deposits comprised 23.5% of total deposits, savings deposits comprised 32.3% of total deposits, and time deposits comprised 28.1% of total deposits.

As of December 31, 2004 certificates of deposit of $100,000 or more accounted for approximately 10.4% of total deposits compared to 7.1% at December 31, 2003. The maturities of these deposits are summarized in Table 12.

TABLE 12
Maturity of Time Certificates of Deposit of $100,000 or More

(000's omitted)	December 31, 2004	December 31, 2003

Three months or less	$24,417	$ 7,358
Over three through six months	3,647	2,654
Over six through twelve months	3,678	3,280
Over twelve months	19,192	11,372

Total	$50,934	$24,664

Repurchase agreements are secured by mortgage-backed securities held by a third party trustee with a carrying amount of $18.9 million at year-end 2004. These agreements are fixed rate financing arrangements that mature in 2005 ($5,000,000) and 2008 ($5,000,000). At maturity, the securities underlying the agreements are returned to the Corporation. These repurchase agreements were used as part of the securities leverage strategy to help enhance net interest income for the Corporation.

FEDERAL INCOME TAXES

The Corporation’s effective tax rate was 27.4% for 2004, 25.8% for 2003 and 29.9% for 2002. The principal difference between the effective tax rates and the statutory tax rate of 34% is the Corporation’s investment in securities and loans, which provide income exempt from federal income tax. Additional information relating to federal income taxes is included in Note 8 to the Consolidated Financial Statements.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Asset/Liability management is designed to assure liquidity and reduce interest rate risks. The goal in managing interest rate risk is to maintain a strong and relatively stable net interest margin. It is the responsibility of the Asset/Liability Management Committee (ALCO) to set policy guidelines and to establish short-term and long-term strategies with respect to interest rate exposure and liquidity. The ALCO, which is comprised of key members of senior management, meets regularly to review financial performance and soundness, including interest rate risk and liquidity exposure in relation to present and prospective markets, business conditions, and product lines. Accordingly, the committee adopts funding and balance sheet management strategies that are intended to maintain earnings, liquidity, and growth rates consistent with policy and prudent business standards. Liquidity maintenance, together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Corporation’s deposit base plus other funding sources (federal funds purchased, other liabilities and shareholders’ equity) provided primarily all funding needs in 2004, 2003, and 2002. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

48.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased), while the security portfolio provides secondary liquidity along with FHLB advances. As of December 31, 2004 federal funds sold represented 0.8% of total assets, compared to 0.9% at the end of 2003. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

The Corporation had cash flows from financing activities resulting primarily from the inflow of demand and savings deposits and decrease of borrowings. In 2004, these deposits increased $32,712,000 and these borrowings decreased $9,824,000. Cash used by investing activities was $23,459,000 in 2004 compared to cash used of $95,541,000 in 2003. The change in investing activities was due to the increase in the origination of loans in 2004 compared to 2003 and not as many securities purchases in 2004 compared with 2003.

The following table discloses information on the maturity of the Corporation’s contractual long-term obligations:

Table 13	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term borrowings	$ 5,200	$ 5,200	$ -	$ -	$ -
FHLB advances	19,402	10,311	6,000	-	3,091
Repurchase agreements	10,000	5,000	-	5,000	-
Subordinated debt	12,000	-	-	-	12,000
Operating leases	630	281	301	48	-

	$47,232	$20,792	$6,301	$ 5,048	$15,091

CAPITAL RESOURCES

Management closely monitors capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “well capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 10%, 6%, and 5% respectively. At December 31, 2004, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company as defined by federal law.

Total shareholders’ equity rose 5.1% to $42,969,000 at December 31, 2004, compared with $40,882,000 at December 31, 2003. The Corporation’s equity to asset ratio was 7.3% at December 31, 2004, compared to 9.7% at December 31, 2003. The decrease in this retio was primarily due to the acquisition of West Michigan Community Bank. The increase in equity in 2004 resulted from retained earnings (net income in excess of dividends). In 2004, the Corporation paid $0.92 per share for a dividend, same level paid in 2003.

At December 31, 2004, the Corporation’s tier 1 and total risk-based capital ratios were 10.2% and 11.4%, respectively, compared with 16.9% and 18.0% in 2003. The decrease in the risk-based capital ratios was largely due to the purchase of West Michigan Financial Corporation in March of 2004. The Corporation’s tier 1 leverage ratio was 8.7% at December 31, 2004 compared with 14.0% at December 31, 2003. This decrease in the leverage ratio was due to the purchase of West Michigan Financial Corporation.

49.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Management’s Discussion and Analysis of financial condition and results of operations are based on Fentura Financial, Inc.‘s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and actual results could differ from those estimates.

The allowance for loan losses is maintained at a level we believe is adequate to absorb probable losses identified and inherent in the loan and lease portfolio. Our evaluation of the adequacy of the allowance for loan and lease losses is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance for loan and leases losses represents management’s best estimate, but significant downturns in circumstances relating to loan and lease quality or economic conditions could result in a requirement for an increased allowance for loan and lease losses in the near future. Likewise, an upturn in loan and lease quality or improved economic conditions may result in a decline in the required allowance for loan and lease losses. In either instance unanticipated changes could have a significant impact on operating earnings.

The allowance for loan and lease losses is increased through a provision charged to operating expense. Uncollectible loans and leases are charged-off through the allowance for loan and lease losses. Recoveries of loans and leases previously charged-off are added to the allowance for loan and lease losses. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.

OFF-BALANCE-SHEET ITEMS

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Amount of commitments are included in Note 13 to the consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. Throughout 2004, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s substantially influenced market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures were managed in 2004 compared to 2003.

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

50.

The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004. The table shows expected cash flows from market sensitive instruments for each of the next five years and thereafter. The expected maturity date values for loans and securities (at amortized cost) were calculated without adjusting the instruments’ contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for re-pricing. The Corporation believes that re-pricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table.

TABLE 14
Rate Sensitivity of Financial Instruments

(000's omitted)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Rate Sensitive Assets:
Fixed interest rate loans	$ 41,637	$30,913	$27,223	$ 21,926	$29,391	$25,390	$176,480	$180,834
Average interest rate	6.42%	6.90%	6.94%	6.50%	6.45%	6.38%
Variable interest rate loans	$ 91,890	$25,770	$17,919	$ 30,827	$19,763	$30,797	$216,966	$217,171
Average interest rate	5.95%	5.79%	5.85%	5.61%	5.57%	5.57%
Fixed interest rate	$ 50,214	$ 7,134	$ 3,907	$ 9,205	$ 1,513	$16,043	$ 88,016	$ 88,016
securities
Average interest rate	4,44%	4.87%	4.08%	5.37%	3.84%	4.99%
Variable Interest rate						$41,160	$ 41,160	$ 41,162
securities
Average interest rate						3.71%
FHLB Stock	$ 2,252						$ 2,252	$ 2,252
Average interest rate	3.90%
Other interest bearing	$ 4,550						$ 4,550	$ 4,550
assets
Average interest rate	2.00%
Rate Sensitive Liabilities:
Interest-bearing checking	$ 118,388						$118,388	$118,376
Average interest rate	1.01%
Savings	$ 148,631						$148,631	$148,757
Average interest rate	0.52%
Time	$ 78,781	$21,086	$22,666	$ 8,508	$11,780	$ 594	$143,415	$141,232
Average interest rate	2.67%	2.81%	4.25%	3.53%	3.81%	1.23%
Short term borrowings	$ 5,200						$ 5,200	$ 5,195
Average interest rate	2.50%
FHLB advances	$ 10,015	$ 3,015	$ 3,015	$ 15	$ 15	$ 3,327	$ 19,402	$ 19,344
Average interest rate	2.42%	4.42%	3.62%	7.34%	7.34%	5.01%
Repurchase agreements	$ 5,000			$ 5,000			$ 10,000	$ 10,000
Average interest rate	1.40%			2.60%
Subordinated debt				$ 12,000			$ 12,000	$ 12,000
Average interest rate				4.15%

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

51.

Table 15 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of December 31, 2004, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

TABLE 15

Gap Analysis December 31, 2004
(000's Omitted)	Within Three Months	Three Months- One Year	One to Five Years	After Five Years	Total

Interest Bearing Bank Deposits	$ 0	$ 0	$ 0	$ 0	$ 0
Federal Funds Sold	4,550	0	0	0	4,550
Securities	25,329	26,336	42,003	35,509	129,177
Loans	27,258	106,263	223,548	36,361	393,430
Loans Held for Sale	1,587	0	0	0	1,587
FHLB Stock	2,252	0	0	0	2,252

Total Earning Assets	$ 60,976	$ 132,599	$265,551	$71,870	$530,996

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$ 118,388	$ 0	$ 0	$ 0	$118,388
Savings Deposits	148,631	0	0	0	148,631
Time Deposits Less than $100,000	13,466	33,774	44,651	590	92,481
Time Deposits Greater than $100,000	24,417	7,220	19,297	0	50,934
Short-term Borrowings	5,200	0	0	0	5,200
FHLB Advances	4,000	6,015	6,060	3,327	19,402
Repurchase Agreements	0	5,000	5,000	0	10,000
Subordinated Debt	0	0	12,000	0	12,000

Total Interest Bearing Liabilities	$ 314,102	$ 52,009	$ 87,008	$ 3,917	$457,036

Interest Rate Sensitivity GAP	($253,126)	$ 80,590	$178,543	$67,953	$ 73,960
Cumulative Interest Rate
Sensitivity GAP	($253,126)	($172,536)	$ 6,007	$73,960
Interest Rate Sensitivity GAP	0.19	2.55	3.05	18.35
Cumulative Interest Rate
Sensitivity GAP Ratio	0.19	0.53	1.01	1.16

As indicated in Table 15, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short- term negative impact on interest margin. Conversely, if market interest rates decrease, this negative gap position could have a short-term positive impact on interest margin. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The limitations of gap described above impacted financial performance in 2004. The Corporation’s gap position was negative and there was an increase in market interest rates; yet net interest income increased and the net interest margin ratio increased. In 2004, with the Corporation being in a negative gap position, net interest income should in theory decrease if rates rose. What occurred, however, was rates increased on the asset side and the Corporation lagged the market, generating more net interest income and increasing the net interest margin ratio in 2004. The liabilities, largely deposits, either lagged market re-pricing due to the maturity dates on time deposits or were not re-priced by the same amount as assets due to competitive pressures. Interest bearing checking and savings deposits are generally lower cost of funds products compared to time deposits. For example certain asset products re-priced upward 1.25% with the upward movement of national prime rates in the last part of 2004 while most of interest bearing checking and savings were at rates lower than 0.50% at the start of the year and accordingly, had a much lesser level of re-pricing opportunity. The Corporation expects to continue to make strides in managing interest rate sensitivity.

52.

ACCOUNTING AND REPORTING DEVELOPMENTS

FAS 123, Revised requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of $3,000 during the balance of 2005. There will be no significant effect on financial position, as total equity will not change.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these other new standards on the Corporation’s financial position and results of operations is not expected to be material upon and after adoption.

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

FENTURA FINANCIAL, INC. COMMON STOCK

Table 16 sets forth the high and low market information for each quarter of 2002 through 2004. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. As of March 1, 2005, there were 808 shareholders of record, not including participants in the Corporation’s employee stock option program.

53.

TABLE 16
Common Stock Data

		Market Information		Dividends Paid
Years	Quarter	High	Low	Per Share

	First Quarter	$ 26.14	$ 23.18	$ 0.000
2002	Second Quarter	30.91	24.55	0.210
	Third Quarter	29.50	26.82	0.210
	Fourth Quarter	31.59	28.41	0.500
				$ 0.920

	First Quarter	$ 31.82	$ 30.45	$ 0.230
2003	Second Quarter	31.59	31.09	0.230
	Third Quarter	31.82	30.47	0.230
	Fourth Quarter	31.82	30.56	0.230
				$ 0.920

	First Quarter	$ 39.00	$ 31.05	$ 0.230
2004	Second Quarter	45.00	31.26	0.230
	Third Quarter	45.00	39.40	0.230
	Fourth Quarter	40.70	36.75	0.230
				$ 0.920

Note:	Market and dividend per share figures have been adjusted to reflect a 10% stock dividend payable onFebruary 13, 2004.

54.

Exhibit 21.1
Subsidiaries of the Registrant

      Company

The State Bank

Davison State Bank

Community Bank Services, Inc.

Fentura Mortgage Company, Inc.

West Michigan Community Bank
Michigan (as of March 15, 2004)
West Michigan Mortgage, LLC

Community Insurance Services
Ownership 100% 100% 100% by The State Bank 100% by The State Bank 100% 99.5% by West Michigan Community Bank 0.5% by Community Insurance Services 100% by West Michigan Community Bank	State of Incorporation Michigan Michigan Michigan Michigan Michigan Michigan Michigan

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

        We consent to the incorporation by reference in the Registration Statements of Fentura Financial, Inc. on Form S-3D (File No.333-120182) and on Form S-8 (File No. 118085) of our report dated February 3, 2005 on the 2004 Consolidated Financial Statements of Fentura Financial, Inc., which report is included in the 2004 Annual Report on Form 10-K of Fentura Financial, Inc.

/s/ CROWE CHIZEK AND COMPANYLLC

Grand Rapids, Michigan
March ____, 2005

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

Date: March 28, 2005

/s/ Donald L. Grill Donald L. Grill Chief Executive Officer and President

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

Date: March 28, 2005

/s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer

Exhibit 32.1

        Each of Donald L. Grill, Chief Executive Officer and President, and Douglas J. Kelley, Chief Financial Officer, of Fentura Financial, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: March 28, 2005

/s/ Donald L. Grill Donald L. Grill Chief Executive Officer and President /s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer

A signed original of this certification has been provided to Fentura Financial, Inc. and will be retained by Fentura Financial, Inc. and furnished to the Securities and Exchange Commission upon request.