Form 10-Q
period 2005-03-31
FENTURA FINANCIAL INC
filed 2005-05-16
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 000-23550

Fentura Financial, Inc.
registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2806518 (IRS Employee Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 1, 2005

Class — Common Stock           Shares Outstanding — 1,898,310

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
   Fentura Financial, Inc.
   Consolidated Balance Sheets

(000's omitted Except share data)	March 31, 2005 (unaudited)	Dec 31, 2004

ASSETS
Cash and due from banks	$ 17,388	$ 22,705
Federal funds sold	0	4,550

Total cash & cash equivalents	17,388	27,255
Securities-available for sale	103,881	110,391
Securities-held to maturity, (fair value of $19,092
at March 31, 2005 and $18,788 at December 31, 2004)	19,249	18,786

Total securities	123,130	129,177
Loans held for sale	3,278	1,587
Loans:
Commercial	237,099	229,012
Real estate loans - construction	70,265	61,278
Real estate loans - mortgage	32,055	32,705
Consumer loans	71,656	70,435

Total loans	411,075	393,430
Less: Allowance for loan losses	(5,780)	(5,501)

Net loans	405,295	387,929
Bank Owned Life Insurance	6,902	6,861
Bank premises and equipment	14,607	13,812
Federal Home Loan Bank stock	2,276	2,252
Accrued interest receivable	2,393	2,335
Goodwill	7,955	7,955
Acquisition intangibles	1,335	1,433
Other assets	4,557	4,294

Total assets	$ 589,116	$ 584,890

LIABILITIES
Deposits:
Non-interest bearing deposits	$ 78,715	$ 80,631
Interest bearing deposits	395,519	410,434

Total deposits	474,234	491,065
Borrowings	17,356	5,200
Federal Home Loan Bank Advances	28,863	19,402
Repurchase Agreements	10,000	10,000
Subordinated debentures	12,000	12,000
Accrued taxes, interest and other liabilities	3,476	4,254

Total liabilities	545,929	541,921

SHAREHOLDERS' EQUITY
Common stock - no par value
1,895,419 shares issued (1,889,463 in Dec. 2004)	33,325	33,110
Retained earnings	11,211	10,514
Accumulated other comprehensive income (loss)	(1,349)	(655)

Total shareholders' equity	43,187	42,969

Total Liabilities and Shareholders' Equity	$ 589,116	$ 584,890

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended

	March 31

(000's omitted except per share data)	2005	2004

INTEREST INCOME
Interest and fees on loans	$ 6,541	$ 4,264
Interest and dividends on securities:
Taxable	852	825
Tax-exempt	244	159
Interest on federal funds sold	10	9

Total interest income	7,647	5,257

INTEREST EXPENSE
Deposits	1,800	1,422
Borrowings	458	272

Total interest expense	2,258	1,694

NET INTEREST INCOME	5,389	3,563
Provision for loan losses	269	273

Net interest income after
Provision for loan losses	5,120	3,290

NONINTEREST INCOME
Service charges on deposit accounts	785	878
Gain on sale of mortgage loans	182	96
Trust and investment services income	335	186
Loss on sale of securities	(111)	0
Loss on sale of fixed assets	0	(2)
Other income and fees	395	453

Total noninterest income	1,586	1,611

NONINTEREST EXPENSE
Salaries and employee benefits	2,964	2,076
Occupancy	436	342
Furniture and equipment	544	413
Loan and collection	97	79
Advertising and promotional	127	108
Other operating expenses	925	777

Total noninterest expense	5,093	3,795

INCOME BEFORE TAXES	1,613	1,106
Federal income taxes	461	284

NET INCOME	$ 1,152	$ 822

Per share:
Net income - basic	$ 0.61	$ 0.44

Net income - diluted	$ 0.61	$ 0.44

Cash Dividends declared	$ 0.24	$ 0.23

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended	Three Months Ended

(000's omitted)	March 31, 2005	March 31, 2004

COMMON STOCK
Balance, beginning of period	$ 33,110	$ 32,769
Issuance of shares under
Director stock purchase plan &
Dividend reinvestment program (5,956 and 2,394 shares)	215	82
Repurchase stock	0	(116)

Balance, end of period	33,325	32,735

RETAINED EARNINGS
Balance, beginning of period	10,514	8,238
Net income	1,152	822
Cash dividends declared	(455)	(436)

Balance, end of period	11,211	8,624

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Balance, beginning of period	(655)	(125)
Change in unrealized gain (loss)
on securities, net of tax	(694)	373

Balance, end of period	(1,349)	248

TOTAL SHAREHOLDERS' EQUITY	$ 43,187	$ 41,607

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31

(000's omitted)	2005	2004

OPERATING ACTIVITIES:
Net income	$ 1,152	$ 822
Adjustments to reconcile net income to cash
Provided by Operating Activities:
Depreciation and amortization	347	426
Provision for loan losses	269	273
Loans originated for sale	(11,141)	(6,188)
Proceeds from the sale of loans	9,632	6,289
Loss on sale of securities	111	0
Loss on sales of fixed assets	0	2
Gain on sales of loans	(182)	(96)
Net increase in bank owned life insurance	(41)	(52)
Net (increase) decrease) in interest receivable & other assets	(236)	587
Net increase (decrease) in interest payable & other liabilities	(542)	694

Total Adjustments	(1,783)	1,931

Net Cash Provided By (Used In) Operating Activities	(631)	2,753

Cash Flows From Investing Activities:
Proceeds from maturities of securities - HTM	50	0
Proceeds from maturities of securities - AFS	0	315
Proceeds from calls of securities - HTM	2	0
Proceeds from calls of securities - AFS	5,195	24,621
Proceeds from sales of securities - AFS	14,039	0
Purchases of securities - HTM	(521)	(1,710)
Purchases of securities - AFS	(13,806)	(650)
Net increase in loans	(17,645)	(16,340)
Net cash from acquisition of WMFC	0	(1,112)
Acquisition of premises and equipment, net	(1,135)	(242)

Net Cash Provided By (Used in) Investing Activities	(13,821)	4,882
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(16,831)	852
Net increase (decrease) in borrowings	12,156	(136)
Purchase of advances from FHLB	19,400	0
Repayments of advances from FHLB	(9,900)	(5,000)
Net proceeds from stock issuance and purchase	215	(36)
Cash dividends	(455)	(435)

Net Cash Provided By (Used In) Financing Activities	4,585	(4,755)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(9,867)	$ 2,880
CASH AND CASH EQUIVALENTS - BEGINNING	$ 27,255	$ 20,159

CASH AND CASH EQUIVALENTS - ENDING	$ 17,388	$ 23,039

CASH PAID FOR:
INTEREST	$ 2,193	$ 1,716
INCOME TAXES	$ 450	$ 0

See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31

(000's omitted)	2005	2004

Net Income	$ 1,152	$ 822
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising
during period	(767)	373
Less: reclassification adjustment for
gains/losses included in net income	(73)	0

Other comprehensive income (loss)	(694)	373

Comprehensive income	$ 458	$1,195

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements at December 31, 2004 and March 31, 2005 include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan, Davison State Bank in Davison, Michigan and West Michigan Community Bank in Hudsonville, Michigan (collectively the Banks). As further discussed in Note 5, on March 15, 2004, the Corporation completed the acquisition of West Michigan Financial Corporation (WMFC) and its subsidiary, West Michigan Community Bank (WMCB). WMFC was merged with and into the Corporation on the date of the acquisition. WMCB remains a subsidiary of the Corporation. The acquisition was accounted for as a purchase and accordingly, these financial statements include the results of operations of WMFC and WMCB subsequent to March 15, 2004. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form — 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

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

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2003	34,761	$ 26.99
Options granted 2004	12,250	39.00
Options forfeited 2004	(4,799)	26.47

Options outstanding at December 31, 2004	42,212	$ 30.80
Options granted 2005	735	35.00

Options outstanding at March 31, 2005	42,947	$ 30.98

The stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as permitted under Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). In accordance with APB 25, no compensation expense is required nor has been recognized for the options issued under existing plans as all options had an exercise price equal to or greater than the market price at the date of grant. Had the Corporation chosen not to elect APB 25, SFAS 123 would apply and compensation expense would have been recognized, and the Corporation’s earnings would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net Income
As reported	$ 1,152	822
Proforma	1,150	813
Basic net income per share
As reported	0.61	0.44
Proforma	0.61	0.43
Diluted net income per share
As reported	0.61	0.44
Proforma	0.61	0.43

Proforma net income includes compensation cost for the Corporation’s stock option plans based on the fair values of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2004 were as follows: an expected life of 6 years, a dividend yield of 2.78%, a risk free return of 3.60%, and expected volatility of 24% resulting in a value of $5.97 per option. Assumptions used in the model for options granted during 2005 were as follows: an expected life of 6 years, a dividend yield of 2.70%, a risk free return of 4.00% and expected volatility of 23% resulting in a value of $7.02 per option.

Note 2. Earnings Per Common Share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004

Basic Earnings Per Common Share:
Numerator
Net Income	$1,152,000	$ 882,000

Denominator
Weighted average common shares
Outstanding	1,892,367	1,881,563

Basic earnings per common share	$ 0.61	$ 0.44

Diluted Earnings Per Common Share:
Numerator
Net Income	$1,152,000	$ 822,000

Denominator
Weighted average common shares
Outstanding for basic earnings per
Common share	1,892,367	1,881,563

Add: Dilutive effects of assumed
Exercises of stock options	6,714	4,962

Weighted average common shares
And dilutive potential common
Shares outstanding	1,899,080	1,886,525

Diluted earnings per common share	$ 0.61	$ 0.44

Stock options for 14,200 shares of common stock for the three-month period ended March 31, 2005 and stock options for 19,671 shares of common stock for the three-month period ended March 31, 2004 were not considered in computing diluted earnings per common share because they were not dilutive.

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

Note 4. Securities

March 31, 2005 securities and year-end 2004 securities are as follows:

Available for Sale

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

March 31, 2005
U.S. Government & federal agency	$ 31,276	$ 0	$ (789)
State and Municipal	7,486	9	(75)
Mortgage-backed	64,074	40	(1,228)
Equity securities	1,045	0	0

Total	$103,881	$ 49	$(2,092)

December 31, 2004
U.S. Government & federal agency	$ 47,835	$ 0	$ (398)
State and Municipal	7,124	86	(28)
Mortgage-backed	54,387	48	(701)
Equity securities	1,045	0	0

Total	$110,391	$134	$(1,127)

Held to Maturity

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
March 31, 2005

State & municipal	$19,228	$101	$(259)	$19,070
Mortgage-backed	21	1	0	22

Total	$19,249	$102	$(259)	$19,092

December 31, 2004
Mortgage backed	$ 23	$ 2	$ 0	$ 25

State & municipal	18,763	181	(181)	18,763

Total	$18,786	$183	$(181)	$18,788

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

In conjunction with the acquisition, the fair values of significant assets and liabilities assumed are as follows, stated in thousands of dollars

Cash and cash equivalents	$ (1,112)
Securities	26,966
Loans	97,277
Acquisition intangibles	9,578
Deposits	(109,828)
Other borrowings	(27,369)

The following table presents pro forma information stated in thousands of dollars for the three months ended March 31, 2004 as if the acquisition of WMFC had occurred at the beginning of 2004. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. WMFC has been included in results since March 15, 2004. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

2004
Interest income	$6,648
Interest expense	2,122

Net interest income	4,526
Provision for loan losses	310

Net interest income after provision	4,216
Noninterest income	1,876
Noninterest expense	4,788

Income before federal income tax	1,304
Federal income tax expense	346

Net income	$ 958

Basic earnings per share	$ 0.51
Diluted earnings per share	$ 0.51

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

As indicated in the income statement, earnings for the three months ended March 31, 2005 were $1,152,000 compared to $822,000 for the same period in 2004. Earnings increased for the first quarter of 2005 due to the inclusion of a full quarter of earnings for West Michigan Community Bank in 2005 versus sixteen days of earnings in 2004. Higher net interest income, which more than offset a slight decrease in noninterest income and an increase in noninterest expense,also contributed in part to the increase in net income. Net interest income was higher due to significantly higher loan balances during the first quarter of 2005 compared with the same period in 2004. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2005 the Corporation’s return on average assets (annualized) was 0.80% compared to 0.73% for the same period in 2004. Net income per share — basic and diluted was $0.61 in the first three months of 2005 compared to $0.44 net income per share – basic and diluted for the same period in 2004.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2005 and 2004 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO 2004 INCREASE (DECREASE) DUE TO

(000'S OMITTED)	VOL	YIELD/ RATE	TOTAL

Taxable Securities	$ (65)	$ 93	$ 28
Tax-Exempt Securities	71	57	128
Federal Funds Sold	(5)	6	1
Total Loans	1,880	391	2,271
Loans Held for Sale	5	2	7

Total Earning Assets	1,886	549	2,435
Interest Bearing Demand Deposits	110	7	117
Savings Deposits	2	(76)	(74)
Time CD's $100,000 and Over	160	32	192
Other Time Deposits	171	(29)	143
Other Borrowings	173	14	186

Total Interest Bearing Liabilities	616	(53)	564

Net Interest Income	$ 1,270	$ 601	$ 1,871

As indicated in Table 1, during the three months ended March 31, 2005, net interest income increased compared to the same period in 2004, principally because of the increase in loan interest income and securities interest income. Loan income increased due to higher balances during the first three months of 2005 compared to the same period in 2004. Interest expenses increased compared to the first quarter of 2004 due to the increase in deposit balances and an increase in borrowings for the Corporation.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2005 and 2004 are shown in Table 2. Net interest income for the three months ended March 31, 2005 was $5,542,000, an increase of $1,871,000, or 51.0%, over the same period in 2004. The primary factor contributing to the net interest income increase was the acquisition of West Michigan Financial Corporation on March 15, 2004, and the higher interest income due to an increase in loan income resulting from higher balances carried in the first quarter of 2005 compared to the same period in 2004. Also, net interest margin increased due to favorable increases in the prime rate and loan volumes during the quarter. Management’s actions to reprice loans and deposits to improve the margin and short-term rate stability contributed substantially to the improvement during the first three months of 2005 compared to the first three months of 2004.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the three months ended March 31, 2005, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.24% compared with 3.62% for the same period in 2004. This increase is attributable to the impact of higher loan volumes and repricing of variable rate instruments, which helped increase net interest income and increased the net interest margin. The Corporation’s net interest margin was also positively impacted by the Federal Reserve increasing interest rates during the first quarter in 2005.

Average earning assets increased 30.2% or approximately $122,923,000 comparing the first three months of 2005 to the same time period in 2004. Loans, the highest yielding component of earning assets, represented 75.7% of earning assets in 2005 compared to 67.7% in 2004. Average interest bearing liabilities increased 31.5% or $108,491,000 comparing the first three months of 2005 to the same time period in 2004. Non-interest bearing deposits amounted to 15.3% of average earning assets in the first three months of 2005 compared with 15.0% in the same time period of 2004. The increase in average earning assets and interest bearing liabilities resulted primarily from the acquisition of West Michigan Financial Corporation.

Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2005, corresponding changes in funding costs will be considered to avoid potential negative impacts on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	THREE MONTHS ENDED MARCH 31,
(000's omitted)(Annualized) ASSETS	AVERAGE BALANCE	2005 INCOME EXPENSE	YIELD/ RATE	AVERAGE BALANCE	2004 INCOME EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$ 96,108	$ 824	3.48%	$104,944	$ 796	3.05%
State and Political (1)	26,430	370	5.67%	20,229	242	4.81%
Other	3,305	28	3.44%	1,821	28	6.18%

Total Securities	125,843	1,222	3.94%	126,994	1,066	3.38%
Fed Funds Sold	1,648	10	2.46%	3,449	9	1.05%
Loans:
Commercial	292,461	4,730	6.56%	192,396	2,943	6.15%
Tax Free (1)	4,989	80	6.53%	4,823	76	6.34%
Real Estate-Mortgage	32,213	556	7.00%	20,488	333	6.54%
Consumer	71,849	1,182	6.67%	58,364	925	6.37%

Total loans	401,512	6,548	6.61%	276,071	4,277	6.23%
Allowance for Loan Losses	(5,651)			(3,706)
Net Loans	395,861	6,548	6.71%	272,365	4,277	6.32%

Loans Held for Sale	1,417	20	5.72%	983	13	5.32%

TOTAL EARNING ASSETS	$ 530,420	$ 7,800	5.96%	$407,497	$5,365	5.30%

Cash Due from Banks	19,826			19,984
All Other Assets	35,589			24,790

TOTAL ASSETS	$ 580,454			$ 448,565

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$ 114,965	$ 323	1.14%	$ 74,171	$ 206	1.12%
Savings Deposits	140,465	363	1.05%	138,328	437	1.27%
Time CD's $100,000 and Over	50,871	404	3.22%	28,700	212	2.97%
Other Time CD's	94,063	710	3.06%	71,449	567	3.19%

Total Deposits	400,364	1,800	1.82%	312,618	1,422	1.83%
Other Borrowings	52,775	458	3.52%	31,970	272	3.42%

INTEREST BEARING LIABILITIES	$ 453,139	$ 2,258	2.02%	$344,648	$1,694	1.98%

Non-Interest bearing - DDA	81,049			61,145
All Other Liabilities	2,037			1,337
Shareholders' Equity	44,229			41,465

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 580,454			$ 448,565

Net Interest Rate Spread			3.94%			3.32%

Net Interest Income /Margin		$ 5,542	4.24%		$3,671	3.62%

(1)     Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 2005, the ALL was $5,780,000, or 1.41% of total loans substantially the same as the $5,501,000, or 1.40%, at December 31, 2004. Non performing loan levels, discussed later, remained stable during the period and net charge-offs were nominal. Management believes that the allowance to gross loans percentage is appropriate given identified risk in the loan portfolio based on asset quality.

Table 3 also summarizes loan losses and recoveries for the first three months of 2005 and 2004. During the first three months of 2005 the Corporation experienced net recoveries of $10,000 compared with net charge-offs of $34,000 or .01% in the first three months of 2004. The provision for loan losses was $269,000 in the first three months of 2005 and $273,000 for the same time period in 2004 resulting principally from the growth in the loan portfolio during 2005.

Table 3 Analysis Of The Allowance For Loan Losses

	Three Months Ended March 31,
(000's omitted)	2005	2004

Balance at Beginning of Period	$ 5,501	$ 3,414

Charge-Offs:
Commercial, Financial and Agriculture	(15)	(3)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(43)	(63)

Total Charge-Offs	(58)	(66)
Recoveries:
Commercial, Financial and Agriculture	39	4
Real Estate-Mortgage	0	0
Installment Loans to Individuals	29	28

Total Recoveries	68	32

Net Charge-Offs	10	(34)
Provision	269	273

Addition from WMCB acquisition	0	1,159

Balance at End of Period	$ 5,780	$ 4,812

Ratio of Net Charge-Offs to Gross Loans	0.00%	0.01%

Non-Interest Income

Non-interest income decreased during the three months ended March 31, 2005 as compared to the same period in 2004, primarily due to the decrease in service charges on deposits, a small decrease in other income and fees and loss on sales of securities. Overall non-interest income was $1,586,000 for the three months ended March 31, 2005 compared to $1,611,000 for the same period in 2004. These figures represent a decrease of 1.6%. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $785,000 in the first three months of 2005 compared to $878,000 for the same period of 2004. This represents a decrease of 10.6%. Decreases are attributable to a reduction in overdraft privilege service charges and regular deposit account service charges in the Banks. The decrease was due to higher balances in deposit accounts and fewer customers using the overdraft privilege product during the first quarter of 2005.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $182,000 in the three months ended March 31, 2005 and $96,000 in the same period in 2004. In the first quarter of 2005 gain on the sale of mortgages increased 89.6% over the same period in 2004. The increase resulted from the increase in residential mortgage products offered and an increase in activity and a full quarter of West Michigan Community Bank, compared to the first quarter of 2004.

Trust and investment services income increased $149,000 (80.1%) in the first three months of 2005 compared to the same period in the prior year. The increase in fees is attributable to the increase in the average market value of assets under management, the increase in investment services at The State Bank and a full quarter of West Michigan Community Bank trust and investment services fees.

Loss on sale of securities was $111,000 in the first three months of 2005, due to the Banks selling securities in the first quarter of 2005. The Banks took the loss to reposition its securities portfolio into higher yielding securities. The Banks did not sell any securities in the first quarter of 2004.

Other operating income decreased $58,000 (12.8%) to $395,000 in the first three months of 2005 compared to $453,000 in the same time period in 2004. Other operating income decreased due to the gain of $79,000 resulting from the surrender of insurance related to a terminated benefit plan in the first quarter of 2004.

Non-Interest Expense

Total non-interest expense increased 34.2% to $5,093,000 in the three months ended March 31, 2005, compared with $3,795,000 in the same period of 2004. This increase was largely attributable to the inclusion of a full quarter of expenses of West Michigan Community Bank, an increase in salaries and benefits expense and occupancy expenses.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $2,964,000 in the first three months of 2005, compared with $2,076,000, or an increase of 42.8%, for the same time period in 2004. Increased costs were primarily a result of the acquisition of West Michigan Financial Corporation on March 15, 2004, the addition of the Brighton Loan Production office in June 2004, a modest salary increase for employees and an increase in employee benefit costs and modest staffing increases.

Occupancy expenses at $436,000 increased in the three months ended March 31, 2005 compared to the same period in 2004 by $94,000 or 27.5%. The increases were attributable to the acquisition of West Michigan Financial Corporation on March 15, 2004, the addition of the Brighton Loan Production office in June 2004, an increase in facility repairs and maintenance contracts expense.

During the three months ended March 31, 2005 furniture and equipment expenses were $544,000 compared to $413,000 for the same period in 2004, an increase of 31.7%. The increases in expenses were attributable to the acquisition of West Michigan Financial Corporation on March 15, 2004, the addition of the Brighton Loan Production office in June 2004, an increase in equipment maintenance contracts and equipment depreciation.

Loan and collection expenses, at $97,000, were up $18,000 during the three months ended March 31, 2005 compared to the same time period in 2004. In the first quarter loan and collection expense increased 22.8% compared to the first quarter of 2004. The increase was primarily attributable to an increase in other loan expense relating to other real estate and increases in other loan costs.

Advertising expenses were $127,000 in the three months ended March 31, 2005, up 17.6% compared with $108,000 for the same period in 2004. The increases were primarily due to the increase in media, shareholder, promotional expenses and the full quarter of West Michigan Community Bank advertising costs.

Other operating expenses were $925,000 in the three months ended March 31, 2005 compared to $777,000 in the same time period in 2004, an increase of $148,000 or 19.0%. The increases were attributable to the acquisition of West Michigan Financial Corporation on March 15, 2004, the addition of the Brighton Loan Production office in June, 2004, an increase in the amount of correspondent bank service charges due to maintaining lower balances and an increase in other outside services and consulting expenses.

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

The Corporation’s total assets were $589 million at March 31, 2005 compared to December 31, 2004 total assets of $585 million. Loans comprised 69.8% of total assets at March 31, 2005 compared to 67.3% at December 31, 2004. Loans grew $17.6 million for the Corporation. The ratio of non-interest bearing deposits to total deposits was 16.6% at March 31, 2005 compared to 16.4% at December 31, 2004. Interest bearing deposit liabilities totaled $396 million at March 31, 2005 compared to $410 million at December 31, 2004. Total deposits decreased $16.8 million with non-interest bearing demand deposits decreasing $1.9 million and interest bearing deposits decreasing $14.9 million. Short-term borrowings increased $12.2 million due to the increase in loan demand and decrease in deposit volume. FHLB advance balances increased $9.5 million during the period due to the increase in loan demand at the Banks and reduction in deposit volumes. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by bank securities. The repurchase agreements were leveraged against securities to increase net interest income.

Bank premises and equipment increased $795,000 to $14.6 million at March 31, 2005 compared to $13.8 million at December 31, 2004. The increase was due to the acquisition of land at one of Bank subsidiaries and the purchase of a new mainframe computer system.

Non-Performing Assets

Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 4 reflects the levels of these assets at March 31, 2005 and December 31, 2004.

Non-performing assets decreased at March 31, 2005 compared to December 31, 2004. This decrease was primarily due to a $237,000 decrease in Other Real Estate and REO-in-Redemption, which decreased due to the sale of two residential properties in the first three months of 2005. One residential property comprises $727,000 of the remaining balance and marketability is dependent on the real estate market. Non-performing loans decreased as compared to December 31, 2004 due to the pay off of the remaining balance of two non-accrual loans.

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

Table 4 — Non-Performing Assets and Past Due Loans

	March 31, 2005	December 31, 2004

Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$ 84	$ 91
Non-Accrual Loans	995	1,102
Renegotiated Loans	475	477

Total Non-Performing Loans	1,554	1,670

Other Non-Performing Assets:
Other Real Estate	100	208
REO in Redemption	727	856
Other Non-Performing Assets	44	4

Total Other Non-Performing Assets	871	1,068

Total Non-Performing Assets	$2,425	$2,738

Non-Performing Loans as a % of
Total Loans	0.38%	0.42%
Allowance for Loan Losses as a % of
Non-Performing Loans	371.94%	350.16%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.02%	0.02%
Non-performing Assets as a % of
Total Assets	0.41%	0.47%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first quarter of 2005. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $6.0 million since December 31, 2004 due to the calls of securities and the increase in loan demand. The Corporation has decided to invest the excess funds in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

The Corporation had cash flows from financing activities resulting primarily from the increase of borrowings and decrease of demand and savings deposits. In the first three months of 2005, these borrowings increased $24,574,000 while these deposits decreased $16,831,000. Cash used by investing activities was $13,821,000 in first three months of 2005 compared to cash used of $7,072,000 in first three months of 2004. The change in investing activities was due to the increase in the origination of loans in the first three months of 2005 compared to the first three months of 2004, which included the acquisition of West Michigan Community Bank on March 15, 2004 and securities sales.

Capital Management

Total shareholders’ equity increased 0.5% to $43,187,000 at March 31, 2005 compared with $42,969,000 at December 31, 2004. The Corporation’s equity to asset ratio remained steady at 7.3% at March 31, 2005 and December 31, 2004. The increase in the amount of capital resulted primarily from net income, partially offset by dividends declared.

As indicated on the balance sheet at December 31, 2004, the Corporation had an accumulated other comprehensive loss of $655,000 compared to accumulated other comprehensive loss at March 31, 2005 of $1,349,000. The increase in the loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 5, at March 31, 2005 and at December 31, 2004, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 5

	Capital Ratios

	Regulatory Minimum For "Well Capitalized"	March 31, 2005	Fentura Financial, Inc. December 31, 2004	March 31, 2004
Total Capital to risk
Weighted assets	10%	11.22%	11.40%	11.32%
Tier 1 Capital to risk
Weighted assets	6%	10.01%	10.20%	10.22%
Tier 1 Capital to average
Assets	5%	8.35%	8.70%	9.91%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 50 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2005, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2005 compared to 2004.

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

Table 6 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2005, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 6 GAP ANALYSIS MARCH 31, 2005

(000's Omitted)	Within Three Months	Three Months to One Year	One to Five Years	After Five Years	Total

Earning Assets:
Federal Funds Sold	$ 0	$ 0	$ 0	$ 0	$ 0
Securities	27,164	22,158	45,145	28,663	123,130
Loans	52,358	91,584	227,082	40,051	411,075
Loans Held for Sale	3,278	0	0	0	3,278
FHLB Stock	2,276	0	0	0	2,276

Total Earning Assets	$ 85,076	$ 113,742	$ 272,227	$68,714	$539,759

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$ 108,247	$ 0	$ 0	$ 0	$108,247
Savings Deposits	$ 129,471	0	0	0	129,471
Time Deposits Less than $100,000	18,774	31,200	42,305	1,466	93,745
Time Deposits Greater than $100,000	20,308	23,597	19,653	498	64,056
Short term borrowings	17,356	0	0	0	17,356
Other Borrowings	11,554	8,117	6,176	3,016	28,863
Repurchase agreements	5,000	0	5,000	0	10,000
Subordinated debentures	12,000	0	0	0	12,000

Total Interest Bearing Liabilities	$ 322,710	$ 62,914	$ 73,134	$ 4,980	$463,738

Interest Rate Sensitivity GAP	($237,634)	$ 50,828	$ 199,093	$63,734	$ 76,021
Cumulative Interest Rate
Sensitivity GAP	($237,634)	($186,806)	$ 12,287	$76,021
Interest Rate Sensitivity GAP	(0.26)	1.81	3.72	13.80
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.26)	(0.52)	(1.03)	1.16

As indicated in Table 6, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates continue to increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at March 31, 2005 and the change in net interest margin for the three months ended March 31, 2005 compared to the same time period in 2004. At March 31, 2005 the Corporation was negatively gapped through one year and since that time interest rates have increased further, yet net interest margin increased when the first three months of 2005 is compared to the same period in 2004. This occurred because certain deposit categories, specifically interest bearing demand and savings deposits, repriced at the same time but not at the same level as the asset portfolios resulting in a increase in net interest margin. In addition to the GAP analysis, the Corporation, as a part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest imcome. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin as a result of a rising interest rate environment.

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

Item 5.    Other Information. — None

Item 6.    Exhibits.

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

Dated: May 16, 2005 Dated: May 16, 2005	Fentura Financial Inc. /s/ Donald L. Grill Donald L. Grill President & CEO /s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.