Form 10-Q
period 2005-06-30
FENTURA FINANCIAL INC
filed 2005-08-10
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 000-23550

Fentura Financial, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2806518 (I.R.S. Employer Identification No.)

175 N Leroy, P.O. Box 725, Fenton, Michigan 48430
(Address of Principal Executive Offices)

(810) 629-2263
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes   ___ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ___ Yes _X_ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 1, 2005

Class — Common Stock	Shares Outstanding — 1,902,924

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
     Fentura Financial, Inc.
     Consolidated Balance Sheets

(000's omitted Except share data)	June 30, 2005 (unaudited)	Dec 31, 2004
ASSETS
Cash and due from banks	$ 21,799	$ 22,705
Federal funds sold	550	4,550

Total cash & cash equivalents	22,349	27,255
Securities-available for sale	99,910	110,391
Securities-held to maturity, (fair value of $18,527
at June 30, 2005 and $18,788 at December 31, 2004)	18,607	18,786

Total securities	118,517	129,177
Loans held for sale	3,722	1,587
Loans:
Commercial	235,823	229,012
Real estate loans - construction	76,658	61,278
Real estate loans - mortgage	37,605	32,705
Consumer loans	72,726	70,435

Total loans	422,812	393,430
Less: Allowance for loan losses	(5,996)	(5,501)

Net loans	416,816	387,929
Bank Owned Life Insurance	6,941	6,861
Bank premises and equipment	14,279	13,812
Federal Home Loan Bank stock	2,300	2,252
Accrued interest receivable	2,438	2,335
Goodwill	7,955	7,955
Acquisition intangibles	1,248	1,433
Other assets	4,706	4,294

Total assets	$ 601,271	$ 584,890

LIABILITIES
Deposits:
Non-interest bearing deposits	$ 81,930	$ 80,631
Interest bearing deposits	421,177	410,434

Total deposits	503,107	491,065
Borrowings	8,384	5,200
Federal Home Loan Bank Advances	18,806	19,402
Repurchase Agreements	10,000	10,000
Subordinated debentures	12,000	12,000
Accrued taxes, interest and other liabilities	4,298	4,254

Total liabilities	556,595	541,921

SHAREHOLDERS' EQUITY
Common stock - no par value
1,898,382 shares issued (1,889,463 in Dec. 2004)	33,467	33,110
Retained earnings	12,048	10,514
Accumulated other comprehensive income (loss)	(839)	(655)

Total shareholders' equity	44,676	42,969

Total Liabilities and Shareholders' Equity	$ 601,271	$ 584,890

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(000's omitted except per share data)	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$7,226	$5,566	$ 13,767	$ 9,830
Interest and dividends on securities:
Taxable	811	751	1,663	1,575
Tax-exempt	233	183	477	343
Interest on federal funds sold	8	12	18	21

Total interest income	8,278	6,512	15,925	11,769
INTEREST EXPENSE
Deposits	2,111	1,792	3,911	3,214
Borrowings	479	290	937	562

Total interest expense	2,590	2,082	4,848	3,776

NET INTEREST INCOME	5,688	4,430	11,077	7,993
Provision for loan losses	329	363	598	636

Net interest income after
Provision for loan losses	5,359	4,067	10,479	7,357
NON-INTEREST INCOME
Service charges on deposit accounts	879	973	1,664	1,852
Gain on sale of mortgage loans	166	145	348	242
Trust and investment services income	294	292	588	450
Loss on sale of securities	1	0	(110)	0
Loss on sale of fixed assets	0	0	0	(2)
Other income and fees	427	421	864	902

Total non-interest income	1,767	1,831	3,354	3,444
NON-INTEREST EXPENSE
Salaries and employee benefits	3,003	2,581	5,967	4,657
Occupancy	420	426	884	769
Furniture and equipment	536	574	1,080	987
Loan and collection	99	105	168	184
Advertising and promotional	229	150	356	258
Other operating expenses	1,011	955	1,937	1,733

Total non-interest expense	5,298	4,791	10,392	8,588

INCOME BEFORE TAXES	1,828	1,107	3,441	2,213
Federal income taxes	535	286	995	570

NET INCOME	$1,293	$ 821	$ 2,446	$ 1,643

Per share:
Net income - basic	$ 0.68	$ 0.44	$ 1.29	$ 0.87

Net income - diluted	$ 0.68	$ 0.43	$ 1.29	$ 0.87

Cash Dividends declared	$ 0.24	$ 0.23	$ 0.48	$ 0.46

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(000's omitted)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

COMMON STOCK
Balance, beginning of period	$ 33,110	$ 32,769
Issuance of shares under
Director stock purchase plan &
Dividend reinvestment program (8,919 shares) and (3,162 shares)	357	228
Repurchase stock	0	(122)

Balance, end of period	33,467	32,875
RETAINED EARNINGS
Balance, beginning of period	10,514	8,238
Net income	2,446	1,643
Cash dividends declared	(912)	(871)

Balance, end of period	12,048	9,010
ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Balance, beginning of period	(655)	(125)
Change in unrealized gain (loss)
on securities, net of tax	(184)	(1,460)

Balance, end of period	(839)	(1,585)

TOTAL SHAREHOLDERS' EQUITY	$ 44,676	$ 40,300

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(000's omitted)	2005	2004
OPERATING ACTIVITIES:
Net income	$ 2,446	$ 1,643
Adjustments to reconcile net income to cash
Provided by Operating Activities:
Depreciation and amortization	725	1,026
Provision for loan losses	598	636
Loans originated for sale	(19,995)	(11,089)
Proceeds from the sale of loans	18,208	12,082
Loss on sale of securities	110	0
Loss on sales of fixed assets	0	2
Gain on sales of loans	(348)	(242)
Net increase in bank owned life insurance	(80)	(106)
Net (increase) decrease) in interest receivable & other assets	(303)	1,056
Net increase (decrease) in interest payable & other liabilities	139	(964)

Total Adjustments	(946)	2,401

Net Cash Provided By (Used In) Operating Activities	1,500	4,044

Cash Flows From Investing Activities:
Proceeds from maturities of securities - HTM	770	1,063
Proceeds from maturities of securities - AFS	0	2,216
Proceeds from calls of securities - HTM	98	3
Proceeds from calls of securities - AFS	12,357	36,196
Proceeds from sales of securities - AFS	14,039	0
Purchases of securities - HTM	(701)	(2,536)
Purchases of securities - AFS	(16,453)	(650)
Net increase in loans	(29,485)	(31,764)
Net cash from acquisition of WMFC	0	2,080
Acquisition of premises and equipment, net	(1,184)	(571)

Net Cash Provided By (Used in) Investing Activities	(20,559)	6,037
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	12,042	18,398
Net increase (decrease) in borrowings	3,184	(19,007)
Purchase of advances from FHLB	28,900	0
Repayments of advances from FHLB	(29,418)	0
Net proceeds from stock issuance and purchase	357	106
Cash dividends	(912)	(871)

Net Cash Provided By (Used In) Financing Activities	14,153	(1,374)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$(4,906)	$ 8,707
CASH AND CASH EQUIVALENTS - BEGINNING	$ 27,255	$ 20,159

CASH AND CASH EQUIVALENTS - ENDING	$ 22,349	$ 28,866

CASH PAID FOR:
INTEREST	$ 4,757	$ 3,754
INCOME TAXES	$ 1,060	$ 180

See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's Omitted)	2005	2004	2005	2004
Net Income	$1,293	$ 821	$ 2,446	$ 1,643
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising
during period	510	(1,833)	(294)	(1,460)
Less: reclassification adjustment for
gains/losses included in net income	1	0	(110)	0

Other comprehensive income (loss)	509	(1,833)	(184)	(1,460)

Comprehensive income	$1,802	($1,012)	$ 2,262	$ 183

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements at December 31, 2004 and June 30, 2005 include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan, Davison State Bank in Davison, Michigan and West Michigan Community Bank in Hudsonville, Michigan (collectively the Banks). As further discussed in Note 5, on March 15, 2004, the Corporation completed the acquisition of West Michigan Financial Corporation (WMFC) and its subsidiary, West Michigan Community Bank (WMCB). WMFC was merged with and into the Corporation on the date of the acquisition. WMCB remains a subsidiary of the Corporation. The acquisition was accounted for as a purchase and accordingly, these financial statements include the results of operations of WMFC and WMCB subsequent to March 15, 2004. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form — 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

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

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price
Options outstanding at December 31, 2003	34,761	$ 26.99
Options granted 2004	12,250	39.00
Options forfeited 2004	(4,700)	26.47
Options outstanding at December 31, 2004	42,212	30.80
Options granted 2005	735	35.00

Options outstanding at June 30. 2005	42,947	$ 30.98

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income
As reported	$ 1,293	$ 821	$ 2,446	$ 1,643
Proforma	1,291	812	2,442	1,634
Basic net income per share
As reported	0.68	0.44	1.29	0.87
Proforma	0.68	0.43	1.29	0.87
Diluted net income per share
As reported	0.68	0.43	1.29	0.87
Proforma	0.68	0.43	1.28	0.87

Proforma net income includes compensation cost for the Corporation’s stock option plan based on the fair values of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2004 were as follows: an expected life of 6 years, a dividend yield of 2.78%, a risk free return of 3.60%, and expected volatility of 24% resulting in a value of $5.97 per option. Assumptions used in the model for options granted during 2005 were as follows: an expected life of 6 years, a dividend yield of 2.70%, a risk free return of 4.00% and expected volatility of 23% resulting in a value of $6.46 per option.

Note 2. Earnings Per Common Share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and six months ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic Earnings Per Common Share:
Numerator
Net Income	$1,293,000	$ 821,000	$2,446,000	$1,643,000

Denominator
Weighted average common shares
Outstanding	1,897,675	1,882,390	1,895,034	1,881,992

Basic earnings per common share	$ 0.68	$ 0.44	$ 1.29	$ 0.87

Diluted Earnings Per Common Share:
Numerator
Net Income	$1,293,000	$ 821,000	$2,446,000	$1,643,000

Denominator
Weighted average common shares
Outstanding for basic earnings per
Common share	1,897,675	1,882,390	1,895,034	1,881,992
Add: Dilutive effects of assumed
Exercises of stock options	5,841	6,153	6,281	5,091

Weighted average common shares
And dilutive potential common
Shares outstanding	1,903,516	1,888,543	1,901,315	1,887,083

Diluted earnings per common share	$ 0.68	$ 0.43	$ 1.29	$ 0.87

Stock options for 14,935 shares and 14,813 shares of common stock for the three and six month period ended June 30, 2005 and stock options for 5,096 shares and 19,561 shares of common stock for the three and six month periods ended June 30, 2004 were not considered in computing diluted earnings per common share because they were not dilutive.

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

Note 4. Securities

June 30, 2005 securities and year-end 2004 securities are as follows:

Available for Sale

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

June 30, 2005

U.S. Government & federal agency	$ 32,259	$ 0	$ (392)
State and Municipal	6,245	87	(109)
Mortgage-backed	60,126	33	(890)
Equity securities	1,280	0	0

Total	$ 99,910	$120	$(1,391)

December 31, 2004
U.S. Government & federal agency	$ 47,835	$ 0	$ (398)
State and Municipal	7,124	86	(28)
Mortgage-backed	54,386	48	(701)
Equity securities	1,045	0	0

Total	$110,390	$134	$(1,127)

Held to Maturity

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value

June 30, 2005

State & municipal	$18,587	$114	$(195)	$18,506
Mortgage-backed	20	1	0	21

Total	$18,607	$115	$(195)	$18,527

December 31, 2004
Mortgage backed	$ 23	$ 2	$ 0	$ 25

State & municipal	18,763	181	(181)	18,763

Total	$18,786	$183	$(181)	$18,788

Note 5. Acquisition

On October 15, 2003, the Corporation announced the signing of a definitive agreement to acquire West Michigan Financial Corporation (“WMFC”), the parent holding company for West Michigan Community Bank, a commercial bank headquartered in Hudsonville, Michigan. The purpose of the acquisition was to establish a presence in the West Michigan market resulting in a foundation to grow the Corporation’s asset base, primarily loans, in the West Michigan market. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of WMFC in exchange for cash. The total cost of the transaction was $12.9 million. The Corporation closed the transaction on March 15, 2004.

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

As indicated in the income statement, earnings for the three and six months ended June 30, 2005 were $1,293,000 and $2,446,000 respectively compared to $821,000 and $1,643,000 for the same periods in 2004. Net interest income was higher due to significantly higher loan balances and the increases to the prime rate during the first half of 2005 compared with the same period in 2004. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the six months ended June 30, 2005 the Corporation’s return on average assets (annualized) was 0.84% compared to 0.66% for the same period in 2004. Net income per share — basic and diluted was $1.29 in the first six months of 2005 compared to $0.87 net income per share — basic and diluted for the same period in 2004. Net income per share — basic and diluted was $0.68 in the second quarter of 2005 compared to $0.44 basic and $0.43 diluted net income per share – for the same period in 2004.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2005 and 2004 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO 2004 INCREASE (DECREASE) DUE TO

(000'S OMITTED)	VOL	YIELD/ RATE	TOTAL

Taxable Securities	$ (156)	$ 244	$ 88
Tax-Exempt Securities	183	20	203
Federal Funds Sold	(14)	11	(3)
Total Loans	2,640	1,271	3,911
Loans Held for Sale	16	14	30

Total Earning Assets	2,669	1,560	4,229
Interest Bearing Demand Deposits	78	38	116
Savings Deposits	11	(219)	(208)
Time CD's $100,000 and Over	249	(38)	211
Other Time Deposits	220	358	578
Other Borrowings	243	132	375

Total Interest Bearing Liabilities	801	271	1,072

Net Interest Income	$ 1,868	$ 1,289	$ 3,157

As indicated in Table 1, during the six months ended June 30, 2005, net interest income increased compared to the same period in 2004, principally because of the increase in loan interest income. Loan income increased due to higher balances and the increases to the prime rate during the second quarter of 2005 compared to the same period in 2004. Interest expenses increased compared to the first quarter of 2004 due to the increase in deposit balances, deposit interest rates, and an increase in borrowings for the Corporation.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the six months ended June 30, 2005 and 2004 are shown in Table 2. Net interest income for the six months ended June 30, 2005 was $11,377,000, an increase of $3,157,000, or 38.4%, over the same period in 2004. Net interest margin increased due to favorable raises in the prime rate and loan volumes during the first half of 2005. Management’s actions to reprice loans and deposits to improve the margin and short-term rate stability contributed substantially to the improvement during the second quarter of 2005 compared to the second quarter of 2004.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation intends to continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the six months ended June 30, 2005, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.29% compared with 3.63% for the same period in 2004. This increase is attributable to the impact of higher loan volumes and re-pricing of variable rate instruments, which helped increase net interest income and increased the net interest margin. The Federal Reserve increasing interest rates during the first six months of 2005 also positively impacted the Corporation’s net interest margin.

Average earning assets increased 17.6% or approximately $80,250,000 comparing the first half of 2005 to the same time period in 2004. Loans, the highest yielding component of earning assets, represented 76.7% of earning assets in 2005 compared to 71.3% in 2004. Average interest bearing liabilities increased 17.1% or $66,745,000 comparing the first half of 2005 to the same time period in 2004. Non-interest bearing deposits amounted to 15.2% of average earning assets in the first half of 2005 compared with 16.1% in the same time period of 2004.

As indicated in Table 3, for the three months ended June 30, 2005, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.26% compared with 3.64% for the same period in 2004. This increase is attributable to the impact of higher loan volumes and increases in the prime rate, which helped increase net interest income and increased the net interest margin. The Federal Reserve increasing interest rates during the second quarter of 2005 also positively impacted the Corporation’s net interest margin.

Average earning assets increased 9.3% or approximately $46,725,000 comparing the second quarter of 2005 to the same time period in 2004. Loans, the highest yielding component of earning assets, represented 77.6% of earning assets in 2005 compared to 74.2% in 2004. Average interest bearing liabilities increased 7.6% or $33,408,000 comparing the second quarter of 2005 to the same time period in 2004. Non-interest bearing deposits amounted to 15.0% of average earning assets in the second quarter of 2005 compared with 14.4% in the same time period of 2004.

Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2005, corresponding changes in funding costs will be considered to avoid any potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	SIX MONTHS ENDED JUNE 30,
(000's omitted)(Annualized) ASSETS	AVERAGE BALANCE	2005 INCOME EXPENSE	YIELD/ RATE	AVERAGE BALANCE	2004 INCOME EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$ 94,744	$ 1,629	3.47%	$104,752	$1,515	2.91%
State and Political (1)	25,803	723	5.65%	19,065	520	5.48%
Other	1,115	34	6.15%	1,729	60	6.98%

Total Securities	121,662	2,386	3.95%	125,546	2,095	3.36%
Fed Funds Sold	1,515	18	2.40%	4,316	21	0.98%
Loans:
Commercial	300,339	9,983	6.70%	227,535	6,797	6.01%
Tax Free (1)	4,951	158	6.44%	4,732	148	6.29%
Real Estate-Mortgage	33,457	1,199	7.23%	26,312	863	6.60%
Consumer	71,819	2,431	6.83%	65,776	2,052	6.27%

Total loans	410,566	13,771	6.76%	324,355	9,860	6.11%
Allowance for Loan Losses	(5,773)			(4,302)
Net Loans	404,793	13,771	6.86%	320,053	9,860	6.20%

Loans Held for Sale	1,615	50	6.24%	891	20	4.51%

TOTAL EARNING ASSETS	$ 535,358	$ 16,225	6.11%	$455,108	$11,996	5.30%

Cash Due from Banks	19,048			21,682
All Other Assets	35,829			35,153

TOTAL ASSETS	$ 584,462			$ 507,641

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$ 111,865	$ 639	1.15%	$97,619	$ 523	1.08%
Savings Deposits	131,955	682	1.04%	130,761	890	1.37%
Time CD's $100,000 and Over	65,693	1,083	3.22%	44,019	505	2.31%
Other Time CD's	95,253	1,507	3.19%	81,610	1,296	3.19%

Total Deposits	404,766	3,911	1.95%	354,009	3,214	1.83%
Other Borrowings	53,061	937	3.56%	37,073	562	3.05%

INTEREST BEARING LIABILITIES	$ 457,827	$ 4,848	2.14%	$391,082	$ 3,776	1.94%

Non-Interest bearing - DDA	81,483			73,435
All Other Liabilities	1,507			1,445
Shareholders' Equity	43,645			41,679

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 584,462			$ 507,641

Net Interest Rate Spread			3.98%			3.36%

Net Interest Income /Margin		$ 11,377	4.29%		$ 8,220	3.63%

(1)     Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED JUNE 30,
(000's omitted)(Annualized) ASSETS	AVERAGE BALANCE	2005 INCOME EXPENSE	YIELD/ RATE	AVERAGE BALANCE	2004 INCOME EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$ 93,294	$ 796	3.42%	$ 100,644	$ 719	2.87%
State and Political (1)	25,154	353	5.63%	21,428	277	5.20%
Other	1,186	15	5.07%	1,635	32	7.87%

Total Securities	119,634	1,164	3.90%	123,707	1,028	3.34%
Fed Funds Sold	1,387	8	2.31%	5,151	12	0.94%
Loans:
Commercial	314,742	5,251	6.72%	262,943	3,850	5.89%
Tax Free (1)	4,914	78	6.37%	4,641	74	6.41%
Real Estate-Mortgage	34,686	644	7.45%	32,042	531	6.67%
Consumer	71,790	1,249	6.98%	73,134	1,128	6.20%

Total loans	426,132	7,222	6.80%	372,760	5,583	6.02%
Allowance for Loan Losses	(5,894)	(4,900)
Net Loans	420,238	7,222	6.89%	367,860	5,583	6.10%

Loans Held for Sale	1,818	30	6.62%	628	8	5.12%

TOTAL EARNING ASSETS	$ 548,971	$ 8,424	6.15%	$ 502,246	$ 6,631	5.31%

Cash Due from Banks	19,333			22,215
All Other Assets	36,288			34,512

TOTAL ASSETS	$ 598,698			$ 554,073

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$ 113,832	$ 334	1.18%	$ 108,482	$ 316	1.17%
Savings Deposits	124,571	318	1.02%	149,351	451	1.21%
Time CD's $100,000 and Over	79,843	679	3.41%	44,427	293	2.65%
Other Time CD's	98,904	780	3.16%	93,210	732	3.16%

Total Deposits	417,150	2,111	2.03%	395,470	1,792	1.82%
Other Borrowings	53,912	479	3.56%	42,184	290	2.76%

INTEREST BEARING LIABILITIES	$ 471,062	$ 2,590	2.21%	$ 437,654	$ 2,082	1.91%

Non-Interest bearing - DDA	82,119			72,292
All Other Liabilities	1,678			2,232
Shareholders' Equity	43,839			41,895

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 598,698			$ 544,073

Net Interest Rate Spread			3.95%			3.40%

Net Interest Income /Margin		$ 5,834	4.26%		$ 4,549	3.64%

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

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL relies on several key elements, which includes specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 2005, the ALL was $5,996,000, or 1.42% of total loans, substantially the same as the $5,501,000, or 1.40%, at December 31, 2004. Non-performing loan levels, discussed later, remained stable during the period and net charge-offs were nominal. Management believes that the allowance to gross loans percentage is appropriate given identified risk in the loan portfolio based on asset quality.

Table 4 also summarizes loan losses and recoveries for the first six months of 2005 and 2004. During the first six months of 2005 the Corporation experienced net charge-offs of $103,000 or .02% compared with net charge-offs of $292,000 or .08% in the first six months of 2004. The provision for loan losses was $598,000 in the first six months of 2005, similar to the provision for loan losses of $636,000 for the same time period in 2004.

Table 4 Analysis Of The Allowance For Loan Losses

(000's omitted)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Balance at Beginning of Period	$ 5,501	$ 3,414

Charge-Offs:
Commercial, Financial and Agriculture	(37)	(260)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(167)	(138)

Total Charge-Offs	(204)	(398)
Recoveries:
Commercial, Financial and Agriculture	47	26
Real Estate-Mortgage	0	0
Installment Loans to Individuals	57	80

Total Recoveries	101	106

Net Charge-Offs	(103)	(292)
Provision	598	636

Addition from WMCB acquisition	0	1,159

Balance at End of Period	$ 5,996	$ 4,917

Ratio of Net Charge-Offs to Gross Loans	0.02%	0.08%

Non-Interest Income

Non-interest income decreased during the six months ended June 30, 2005 as compared to the same period in 2004, primarily due to the decrease in service charges on deposits and loss on sales of securities. Overall non-interest income was $3,354,000 for the six months ended June 30, 2005 compared to $3,444,000 for the same period in 2004. These figures represent a decrease of 2.6%. Non-interest income declined 3.5% in the second quarter of 2005 compared to the same period in 2004. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,664,000 in the first six months of 2005 compared to $1,852,000 for the same period of 2004. This represents a decrease of 10.2%. Decreases are attributable to a reduction in overdraft privilege service charges and regular deposit account service charges in the Banks. Service charges on accounts decreased 9.7% in the second quarter of 2005 compared to the same period in 2004. The decrease was due to higher balances in deposit accounts and fewer customers using the overdraft privilege product during the second quarter of 2005.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $348,000 in the six months ended June 30, 2005 and $242,000 in the same period in 2004. In the second quarter of 2005 gain on the sale of mortgages increased 14.5% over the same period in 2004. The increase resulted from the increase in residential mortgage products offered and an increase in activity.

Trust and investment services income increased $138,000 (30.7%) in the first six months of 2005 compared to the same period in the prior year. Trust and investment services income increased 0.7% in the second quarter of 2005 compared to the same period in 2004. The increase in fees is attributable to the increase in the average market value of assets under management at The State Bank and a full year of trust fees at West Michigan Community Bank.

Loss on sale of securities was $110,000 in the first six months of 2005, due to the Banks selling securities in the first quarter of 2005. The Banks took the loss to reposition its securities portfolio into higher yielding securities.

Other operating income decreased $36,000 (4.0%) to $864,000 in the first six months of 2005 compared to $900,000 in the same time period in 2004. Other operating income decreased due to the gain of $79,000 resulting from the surrender of insurance related to a terminated benefit plan in the first quarter of 2004. Other operating income increased 1.4% in the second quarter of 2005 compared to the same period in 2004.

Non-Interest Expense

Total non-interest expense increased 21.0% to $10,392,000 in the six months ended June 30, 2005, compared with $8,588,000 in the same period of 2004. This increase was largely attributable to an increase in salaries and benefits expense, occupancy and furniture and equipment expenses. In the second quarter of 2005 total non-interest expense was $5,298,000 compared to $4,791,000 in the same quarter of 2004.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $5,967,000 in the first six months of 2005, compared with $4,657,000, or an increase of 28.1%, for the same time period in 2004. In the second quarter of 2005 salary and benefits costs were $3,003,000 compared to $2,581,000 for the same period in 2004. Increased costs were primarily a result of the addition of the Brighton Loan Production office in June 2004, the Goodrich and Grandville Offices in September 2004, a modest salary increase for employees, an increase in employee benefit costs and modest staffing increases. The year to date increase was also due, in part, to West Michigan Community Bank being accounted for 6 months in 2005 compared to 4.5 months in 2004.

Occupancy expenses at $884,000 increased in the six months ended June 30, 2005 compared to the same period in 2004 by $115,000 or 15.0%. The increases were attributable to the addition of the Brighton Loan Production office in June 2004, the Goodrich and Grandville Offices in September 2004, an increase in facility repairs and maintenance contracts expense. Occupancy expenses decreased 1.4% in the second quarter of 2005 compared to 2004. This was due to a decrease in building rental expense and repairs and maintenance on buildings.

During the six months ended June 30, 2005 furniture and equipment expenses were $1,080,000 compared to $987,000 for the same period in 2004, an increase of 9.4%. The increases in expenses were attributable to the addition of the Brighton Loan Production office in June 2004, the Goodrich and Grandville Offices in September 2004, an increase in equipment maintenance contracts and equipment depreciation. In the second quarter of 2005 furniture and equipment expenses decreased 6.6% from the same period in 2004. This was due to lower equipment maintenance contracts.

Loan and collection expenses, at $168,000, were down $16,000 during the six months ended June 30, 2005 compared to the same time period in 2004. In the second quarter loan and collection expense decreased 5.7% compared to the second quarter of 2004. This was due to better loan quality and fewer collection expenses.

Advertising expenses were $356,000 in the six months ended June 30, 2005, up 38.0% compared with $258,000 for the same period in 2004. Advertising expenses increased $79,000 or 52.7% in the second quarter of 2005 compared to the same quarter in 2004. The increases were primarily due to the increase in agency, media, shareholder and promotional expenses for all banks in the Corporation.

Other operating expenses were $1,937,000 in the six months ended June 30, 2005 compared to $1,733,000 in the same time period in 2004, an increase of $204,000 or 11.8%. In the second quarter of 2005 other operating expenses increased 5.9% from the same period in 2004. The increases were attributable to the addition of the Brighton Loan Production office in June, 2004, the Goodrich and Grandville Offices in September 2004, an increase in the amount of correspondent bank service charges due to maintaining lower balances and an increase in director fee expense, business development expenses, training expenses and fiduciary expenses.

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

The Corporation’s total assets were $601 million at June 30, 2005 compared to December 31, 2004 total assets of $585 million. Loans comprised 70.3% of total assets at June 30, 2005 compared to 67.3% at December 31, 2004. Loans grew $29.4 million for the Corporation. The ratio of non-interest bearing deposits to total deposits was 16.3% at June 30, 2005 compared to 16.4% at December 31, 2004. Interest bearing deposit liabilities totaled $421 million at June 30, 2005 compared to $410 million at December 31, 2004. Total deposits increased $12.0 million with non-interest bearing demand deposits increasing $1.3 million and interest bearing deposits increasing $10.7 million. Short-term borrowings increased $3.2 million due to the increase in loan demand. FHLB advance balances decreased slightly during the period due to the increase in loan demand at the Banks. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by bank securities. The repurchase agreements were leveraged against securities to increase net interest income.

Bank premises and equipment increased $467,000 to $14.3 million at June 30, 2005 compared to $13.8 million at December 31, 2004. The increase was due to the acquisition of land at one of the Banks and the purchase of a new mainframe computer system.

Non-Performing Assets

Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 5 reflects the levels of these assets at June 30, 2005 and December 31, 2004.

Non-performing assets decreased at June 30, 2005 compared to December 31, 2004. This decrease was primarily due to Other Real Estate and REO-in-Redemption, which decreased due to the sale of properties in the first six months of 2005. One residential property comprises $727,000 of the remaining balance and marketability is dependent on the real estate market. Non-performing loans increased as compared to December 31, 2004 due to the slight increase in non-accrual loans.

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

Table 5- Non-Performing Assets and Past Due Loans

	June 30, 2005	December 31, 2004

Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$ 68	$ 91
Non-Accrual Loans	1,280	1,102
Renegotiated Loans	473	477

Total Non-Performing Loans	1,821	1,670

Other Non-Performing Assets:
Other Real Estate	817	208
REO in Redemption	0	856
Other Non-Performing Assets	57	4

Total Other Non-Performing Assets	874	1,068

Total Non-Performing Assets	$2,695	$2,738

Non-Performing Loans as a % of
Total Loans	0.43%	0.42%
Allowance for Loan Losses as a % of
Non-Performing Loans	329.27%	350.16%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.02%	0.02%
Non-performing Assets as a % of
Total Assets	0.45%	0.47%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first half of 2005. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $10.7 million since December 31, 2004 due to the calls and selling of securities and the increase in loan demand. The Corporation has decided to invest the excess funds in the securities portfolio or loan portfolio to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

The Corporation had cash flows from financing activities resulting primarily from the increase in borrowings and decrease in demand and savings deposits. In the first six months of 2005, these borrowings increased $2,666,000 and these deposits increased $12,042,000. Cash used by investing activities was $20,559,000 in the first six months of 2005 compared to cash used of $6,037,000 in the first six months of 2004. The change in investing activities was due to the increase in the origination of loans in the first six months of 2005 compared to the first six months of 2004, which included the acquisition of West Michigan Community Bank on March 15, 2004 and securities sales.

Capital Management

Total shareholders’ equity increased 4.0% to $44,676,000 at June 30, 2005 compared with $42,969,000 at December 31, 2004. The Corporation’s equity to asset ratio remained at 7.4% at June 30, 2005 and December 31, 2004. The increase in the amount of capital resulted primarily from the Corporation’s net income, partially offset by dividends declared.

At December 31, 2004, the Corporation had accumulated other comprehensive loss of $655,000 compared to accumulated other comprehensive loss at June 30, 2005 of $839,000. The increase in the loss position was attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at June 30, 2005 and in Table 12, at December 31, 2004, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 6

	Capital Ratios
	Regulatory Minimum For "Well Capitalized"	June 30, 2005	Fentura Financial, Inc. December 31, 2005	June 30, 2004
Total Capital to risk
Weighted assets	10%	11.10%	11.40%	10.98%
Tier 1 Capital to risk
Weighted assets	6%	9.88%	10.20%	9.90%
Tier 1 Capital to average
Assets	5%	8.48%	8.70%	8.10%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 50 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2005, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2005 compared to 2004.

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

Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2005, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7 GAP ANALYSIS JUNE 30, 2005

(000's Omitted)	Within Three Months	Three Months to One Year	One to Five Years	After Five Years	Total

Earning Assets:
Federal Funds Sold	$ 550	$ 0	$ 0	$ 0	$ 550
Securities	31,157	18,499	58,761	10,100	118,517
Loans	59,476	100,659	208,964	53,713	422,812
Loans Held for Sale	3,722	0	0	0	3,722
FHLB Stock	2,300	0	0	0	2,300

Total Earning Assets	$ 97,205	$ 119,158	$ 267,725	$63,813	$547,901

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$ 113,359	$ 0	$ 0	$ 0	$ 113,359
Savings Deposits	$ 120,120	0	0	0	120,120
Time Deposits Less than $100,000	12,737	35,193	45,221	156	93,307
Time Deposits Greater than $100,000	39,489	26,399	28,503	0	94,391
Short term borrowings	7,384	1,000	0	0	8,384
Other Borrowings	5,734	4,015	6,060	2,997	18,806
Repurchase agreements	0	0	10,000	0	10,000
Subordinated debentures	12,000	0	0	0	12,000

Total Interest Bearing Liabilities	$ 310,823	$ 66,607	$ 89,784	$ 3,153	$470,367

Interest Rate Sensitivity GAP	($213,618)	$ 52,551	$ 177,941	$60,660	$ 77,534
Cumulative Interest Rate
Sensitivity GAP	($213,618)	($161,067)	$ 16,874	$77,534
Interest Rate Sensitivity GAP	(0.31)	1.79	2.98	20.24
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.31)	(0.57)	(1.04)	1.16

As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline, this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at June 30, 2005 and the change in net interest margin for the six months ended June 30, 2005 compared to the same time period in 2004. At June 30, 2004 the Corporation was negatively gapped through one year and since that time interest rates have increased further, yet net interest margin increased when the first six months of 2005 is compared to the same period in 2004. This occurred because certain deposit categories, specifically interest bearing demand and savings deposits, repriced at the same time but not at the same level as the asset portfolios resulting in an increase in net interest margin. In addition to the GAP analysis, the Corporation, as a part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin as a result of a rising interest rate environment.

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

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. — None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities. — None

Item 4.	Submission of Matters to a Vote of Securities Holders. - The registrant's annual meeting was held April 26, 2005. Three directors were elected at the meeting, each to a three year term. The vote was as follows:

VOTE
Director Nominee Peggy L. Haw-Jury Thomas L. Miller Ian W. Schonsheck	Term Expires 2008 2008 2008	For 1,429,173 1,430,955 1,429,173	Withheld 1,782 0 1,782

Item 5.	Other Information. — None

Item 6.	Exhibits.

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2005 Dated: August 10, 2005	Fentura Financial Inc. /s/ Donald L. Grill Donald L. Grill President and CEO /s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

I, Donald L. Grill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Dated: August 10, 2005	/s/ Donald L. Grill Donald L. Grill President and CEO

Exhibit 31.2

I, Douglas J. Kelley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fentura Financial, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Dated: August 10, 2005	/s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer

Exhibit 32.1

I, Donald L. Grill, Chief Executive Officer of Fentura Financial Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: August 10, 2005	/s/ Donald L. Grill Donald L. Grill Chief Executive Officer

Exhibit 32.2

I, Douglas J. Kelley, Chief Financial Officer of Fentura Financial, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of Fentura Financial, Inc.

Dated: August 10, 2005	/s/ Douglas J. Kelley Douglas J. Kelley Chief Financial Officer