Form 10-Q
period 2005-09-30
FENTURA FINANCIAL INC
filed 2005-11-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 1, 2005

Class — Common Stock           Shares Outstanding — 1,930,061

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS Fentura Financial, Inc. Consolidated Balance Sheets

(000's omitted Except share data)	September 30, 2005 (unaudited)	Dec 31, 2004

ASSETS
Cash and due from banks	$22,885	$22,705
Federal funds sold	8,300	4,550

Total cash & cash equivalents	31,185	27,255
Securities-available for sale	94,705	110,391
Securities-held to maturity, (fair value of $13,557
at September 30, 2005 and $18,788 at December 31, 2004)	13,663	18,786

Total securities	108,368	129,177
Loans held for sale	2,442	1,587
Loans:
Commercial	241,190	229,012
Real estate loans - construction	81,156	61,278
Real estate loans - mortgage	39,529	32,705
Consumer loans	72,541	70,435

Total loans	434,416	393,430
Less: Allowance for loan losses	(6,294)	(5,501)

Net loans	428,122	387,929
Bank Owned Life Insurance	6,417	6,861
Bank premises and equipment	14,245	13,812
Federal Home Loan Bank stock	2,300	2,252
Accrued interest receivable	2,550	2,335
Goodwill	7,955	7,955
Acquisition intangibles	1,162	1,433
Other assets	4,441	4,294

Total assets	$609,187	$584,890

LIABILITIES
Deposits:
Non-interest bearing deposits	$81,532	$80,631
Interest bearing deposits	435,404	410,434

Total deposits	516,936	491,065
Borrowings	1,950	5,200
Federal Home Loan Bank Advances	16,267	19,402
Repurchase Agreements	10,000	10,000
Subordinated debentures	14,000	12,000
Accrued taxes, interest and other liabilities	3,893	4,254

Total liabilities	563,046	541,921

SHAREHOLDERS' EQUITY
Common stock - no par value
1,926,704 shares issued (1,889,463 in Dec. 2004)	34,359	33,110
Retained earnings	12,882	10,514
Accumulated other comprehensive income (loss)	(1,100)	(655)

Total shareholders' equity	46,141	42,969

Total Liabilities and Shareholders' Equity	$609,187	$584,890

See notes to consolidated financial statements.

Fentura Financial, Inc. Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30		September 30

(000's omitted except per share data)	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$7,749	$5,969	$21,516	$15,799
Interest and dividends on securities:
Taxable	801	699	2,464	2,274
Tax-exempt	227	188	704	531
Interest on federal funds sold	36	50	54	71

Total interest income	8,813	6,906	24,738	18,675

INTEREST EXPENSE
Deposits	2,538	1,896	6,449	5,110
Short-term borrowings	35	0	134	0
Other borrowings	463	331	1,301	893

Total interest expense	3,036	2,227	7,884	6,003

NET INTEREST INCOME	5,777	4,679	16,854	12,672
Provision for loan losses	404	383	1,002	1,019

Net interest income after
Provision for loan losses	5,373	4,296	15,852	11,653

NON-INTEREST INCOME
Service charges on deposit accounts	907	975	2,571	2,847
Gain on sale of mortgage loans	282	124	630	365
Trust and investment services income	254	254	842	703
Gain/(Loss) on sale of securities	2	0	(108)	0
Other income and fees	439	344	1,303	1,224

Total non-interest income	1,884	1,697	5,238	5,139

NON-INTEREST EXPENSE
Salaries and employee benefits	3,094	2,675	9,062	7,332
Occupancy	441	425	1,325	1,193
Furniture and equipment	495	572	1,576	1,559
Loan and collection	87	56	255	240
Advertising and promotional	153	128	509	386
Other operating expenses	1,002	969	2,937	2,702

Total non-interest expense	5,272	4,825	15,664	13,412

INCOME BEFORE TAXES	1,985	1,168	5,426	3,380
Federal income taxes	686	312	1,681	882

NET INCOME	$1,299	$856	$3,745	$2,498

Per share:
Net income - basic	$0.68	$0.45	$1.97	$1.33

Net income - diluted	$0.68	$0.45	$1.97	$1.32

Cash Dividends declared	$0.24	$0.23	$0.72	$0.69

See notes to consolidated financial statements.

Fentura Financial, Inc. Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
	Nine Months Ended	Nine Months Ended

(000's omitted)	September 30, 2005	September 30, 2004

COMMON STOCK
Balance, beginning of period	$33,110	$32,769
Issuance of shares under
Director stock purchase plan
Dividend reinvestment program (14,222 shares) and (3,162 shares)	483	315
Stock Offering (23,019 shares and 0 shares)	766	0

Repurchase stock	0	(122)

Balance, end of period	34,359	32,962

RETAINED EARNINGS
Balance, beginning of period	10,514	8,238
Net income	3,745	2,498
Cash dividends declared	(1,377)	(1,305)

Balance, end of period	12,882	9,431

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Balance, beginning of period	(655)	(125)
Change in unrealized gain (loss)
on securities, net of tax	(445)	(248)

Balance, end of period	(1,100)	(373)

TOTAL SHAREHOLDERS' EQUITY	$46,141	$42,020

See notes to consolidated financial statements.

Fentura Financial, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

(000's omitted)	2005	2004

OPERATING ACTIVITIES:
Net income	$3,745	$2,498
Adjustments to reconcile net income to cash
Provided by Operating Activities:
Depreciation and amortization	1,058	1,511
Provision for loan losses	1,002	1,019
Loans originated for sale	(38,528)	(23,544)
Proceeds from the sale of loans	38,303	25,208
Loss on sale of securities	108	0
Loss on sales of fixed assets	0	2
Gain on sales of loans	(630)	(365)
Net increase in bank owned life insurance	444	(145)
Net (increase) decrease in interest receivable & other assets	121	1,691
Net increase (decrease) in interest payable & other liabilities	(665)	(173)

Total Adjustments	1,213	5,204

Net Cash Provided By (Used In) Operating Activities	4,958	7,702

Cash Flows From Investing Activities:
Proceeds from maturities of securities - HTM	8,200	3,565
Proceeds from maturities of securities - AFS	0	2,626
Proceeds from calls of securities - HTM	102	3
Proceeds from calls of securities - AFS	17,351	45,840
Proceeds from sales of securities - AFS	14,684	0
Purchases of securities - HTM	(3,201)	(9,966)
Purchases of securities - AFS	(16,953)	(15,751)
Net increase in loans	(41,195)	(43,995)
Net cash from acquisition of WMFC	0	2,080
Acquisition of premises and equipment, net	(1,491)	(743)

Net Cash Provided By (Used in) Investing Activities	(22,503)	(16,341)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	25,871	46,706
Net increase (decrease) in borrowings	(3,250)	(13,272)
Net increase (decrease) in repurchase agreements	2,000	(2,500)
Purchase of advances from FHLB	29,900	0
Repayments of advances from FHLB	(32,918)	0
Proceeds from stock offering	766	0
Net proceeds from stock issuance and purchase	483	193
Cash dividends	(1,377)	(1,305)

Net Cash Provided By (Used In) Financing Activities	21,475	29,822

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,930	$21,183
CASH AND CASH EQUIVALENTS - BEGINNING	$27,255	$20,159

CASH AND CASH EQUIVALENTS - ENDING	$31,185	$41,342

CASH PAID FOR:
INTEREST	$7,740	$5,511
INCOME TAXES	$2,303	$430

See notes to consolidated financial statements

Fentura Financial, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(000's Omitted)	2005	2004	2005	2004

Net Income	$1,299	$856	$3,745	$2,498
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising
during period	(258)	1,212	(553)	(248)
Less: reclassification adjustment for
gains/losses included in net income	2	0	(108)	0

Other comprehensive income (loss)	(260)	1,212	(445)	(248)

Comprehensive income	$1,039	$2,068	$3,300	$2,250

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements at December 31, 2004 and September 30, 2005 include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan, Davison State Bank in Davison, Michigan and West Michigan Community Bank in Hudsonville, Michigan (collectively the Banks). As further discussed in Note 5, on March 15, 2004, the Corporation completed the acquisition of West Michigan Financial Corporation (WMFC) and its subsidiary, West Michigan Community Bank (WMCB). WMFC was merged with and into the Corporation on the date of the acquisition. WMCB remains a subsidiary of the Corporation. The acquisition was accounted for as a purchase and accordingly, these financial statements include the results of operations of WMFC and WMCB subsequent to March 15, 2004. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form — 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

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

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price

Options outstanding at December 31, 2003	34,761	$26.99
Options granted 2004	12,250	39.00
Options forfeited 2004	(4,799)	26.47

Options outstanding at December 31, 2004	42,212	30.80
Options granted 2005	735	35.00

Options outstanding at September 30, 2005	42,947	$30.98

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income
As reported	$1,299	$856	$3,745	$2,498
Proforma	1,297	847	3,739	2,489

Basic net income per share
As reported	0.68	0.45	1.97	1.33
Proforma	0.68	0.45	1.97	1.32

Diluted net income per share
As reported	0.68	0.45	1.97	1.32
Proforma	0.68	0.45	1.96	1.32

Proforma net income includes compensation cost for the Corporation’s stock option plan based on the fair values of the grants as of the dates of the awards consistent with the method prescribed by SFAS 123. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. Assumptions used in the model for options granted during 2004 were as follows: an expected life of 6 years, a dividend yield of 2.78%, a risk free return of 3.60%, and expected volatility of 24% resulting in a value of $5.97 per option. Assumptions used in the model for options granted during 2005 were as follows: an expected life of 6 years, a dividend yield of 2.70%, a risk free return of 4.05% and expected volatility of 25% resulting in a value of $7.02 per option.

Recently-Issued Standard Not Yet Adopted:
FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. As amended, this apply to awards granted or modified beginning with the first quarter of 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will be impacted by the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after the adoption date are not expected to result in significant additional compensation expense. There will be no significant effect on financial position as total equity will not change.

Note 2. Earnings Per Common Share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and nine months ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Basic Earnings Per Common Share:
Numerator
Net Income	$1,299	$856	$3,745	$2,498

Denominator
Weighted average common shares
Outstanding	1,902,071	1,885,114	1,897,405	1,883,040

Basic earnings per common share	$0.68	$0.45	$1.97	$1.33

Diluted Earnings Per Common Share:
Numerator
Net Income	$1,299	$856	$3,745	$2,498

Denominator
Weighted average common shares
Outstanding for basic earnings per
Common share	1,902,071	1,885,114	1,897,405	1,883,040

Add: Dilutive effects of assumed
Exercises of stock options	5,609	12,582	6,059	9,329

Weighted average common shares
And dilutive potential common
Shares outstanding	1,907,680	1,897,696	1,903,464	1,892,369

Diluted earnings per common share	$0.68	$0.45	$1.97	$1.32

Stock options for 14,935 shares of common stock for the three and nine month period ended September 30, 2005 and stock options for 5,096 shares and 19,561 shares of common stock for the three and nine month periods ended September 30, 2004 were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

Note 4. Sale of Common Stock

During 2005, Fentura sold in aggregate approximately 23 thousand shares of common stock, raising $766 thousand net of issuance costs ($17). Substantially all of the net proceeds are to provide support for asset growth and for general corporate purposes.

Note 5. Subordinated Debenture and Trust Preferred Securities

A Trust formed by the Corporation issued $2,000,000 trust preferred securities in 2005 as part of a pooled offering of such securities. The interest rate is a floating rate (LIBOR plus 1.60%) and the current rate is 3.80%. The Corporation issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the trust. The Corporation may redeem the subordinated debentures, in whole but not in part, any time after 2010 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2035.

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

As indicated in the income statement, earnings for the three and nine months ended September 30, 2005 were $1,299,000 and $3,745,000 respectively compared to $856,000 and $2,498,000 for the same periods in 2004. Net interest income was higher due to significantly higher loan balances and the increases to the prime rate during the first nine months of 2005 compared with the same period in 2004. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the nine months ended September 30, 2005 the Corporation’s return on average assets (annualized) was 0.85% compared to 0.62% for the same period in 2004. Net income per share — basic and diluted was $1.97 in the first nine months of 2005 compared to $1.33 basic and $1.32 diluted net income per share —for the same period in 2004. Net income per share — basic and diluted was $0.68 in the third quarter of 2005 compared to $0.45 basic and diluted net income per share – for the same period in 2004.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2005 and 2004 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1
	NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO 2004 INCREASE (DECREASE) DUE TO

(000'S OMITTED)	VOL	YIELD/ RATE	TOTAL

Taxable Securities	$(145)	$335	$190
Tax-Exempt Securities	112	150	262
Federal Funds Sold	(49)	32	(17)

Total Loans	2,975	2,699	5,674
Loans Held for Sale	38	11	49

Total Earning Assets	2,931	3,227	6,158

Interest Bearing Demand Deposits	89	170	259
Savings Deposits	(166)	(147)	(313)
Time CD's $100,000 and Over	794	262	1,056
Other Time Deposits	149	188	337
Other Borrowings	226	316	542

Total Interest Bearing Liabilities	1,092	789	1,881

Net Interest Income	$1,839	$2,438	$4,277

As indicated in Table 1, during the nine months ended September 30, 2005, net interest income increased compared to the same period in 2004, principally because of the increase in loan interest income. Loan income increased due to higher balances and the increases to the prime rate during the first nine months of 2005 compared to the same period in 2004. Interest expenses increased compared to the first nine months of 2004 due to the increase in deposit balances, deposit interest rates, and an increase in borrowings for the Corporation.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the nine months ended September 30, 2005 and 2004 are shown in Table 2. Net interest income for the nine months ended September 30, 2005 was $17,297,000, an increase of $4,277,000, or 32.8%, over the same period in 2004. Net interest margin increased due to favorable raises in the prime rate and loan volumes during the first nine months of 2005. Management’s actions to reprice loans and deposits to improve the margin and short-term rate stability contributed substantially to the improvement during the third quarter of 2005 compared to the third quarter of 2004.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation intends to continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the nine months ended September 30, 2005, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.28% compared with 3.60% for the same period in 2004. This increase is attributable to the impact of higher loan volumes and re-pricing of variable rate instruments, which helped increase net interest income and increased the net interest margin. The Federal Reserve increasing interest rates during the first nine months of 2005 also positively impacted the Corporation’s net interest margin.

Average earning assets increased 11.8% or approximately $56,967,000 comparing the first nine months of 2005 to the same time period in 2004. Loans, the highest yielding component of earning assets, represented 77.5% of earning assets in 2005 compared to 72.9% in 2004. Average interest bearing liabilities increased 10.4% or $43,865,000 comparing the first nine months of 2005 to the same time period in 2004. Non-interest bearing deposits amounted to 15.2% of average earning assets in the first nine months of 2005 compared with 15.1% in the same time period of 2004.

As indicated in Table 3, for the three months ended September 30, 2005, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.26% compared with 3.71% for the same period in 2004. This increase is attributable to the impact of higher loan volumes and increases in the prime rate, which helped increase net interest income and increased the net interest margin. The Federal Reserve increasing interest rates during the third quarter of 2005 also positively impacted the Corporation’s net interest margin.

Average earning assets increased 6.0% or approximately $31,067,000 comparing the third quarter of 2005 to the same time period in 2004. Loans, the highest yielding component of earning assets, represented 78.5% of earning assets in 2005 compared to 75.0% in 2004. Average interest bearing liabilities increased 3.0% or $13,966,000 comparing the third quarter of 2005 to the same time period in 2004. Non-interest bearing deposits amounted to 14.9% of average earning assets in the third quarter of 2005 compared with 13.9% in the same time period of 2004.

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

Table 2 Average Balance and Rates

	NINE MONTHS ENDED SEPTEMBER 30,
(000's omitted)(Annualized)	2005			2004
ASSETS	AVERAGE BALANCE	INCOME EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INCOME EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$93,282	$2,412	3.46%	$99,478	$2,157	2.90%
State and Political (1)	24,735	1,067	5.77%	21,716	805	4.95%
Other	1,241	52	5.60%	1,498	117	10.43%

Total Securities	119,258	3,531	3.96%	122,692	3,079	3.35%
Fed Funds Sold	2,400	54	3.01%	7,967	71	1.19%
Loans:
Commercial	303,201	15,545	6.85%	250,252	11,059	5.90%
Tax Free (1)	4,933	235	6.37%	4,707	221	6.27%
Real Estate-Mortgage	35,505	1,952	7.35%	26,482	1,295	6.53%
Consumer	72,173	3,757	6.96%	69,299	3,240	6.25%

Total loans	415,812	21,489	6.91%	350,740	15,815	6.02%
Allowance for Loan Losses	(5,881)			(4,638)
Net Loans	409,931	21,489	7.01%	346,102	15,815	6.10%

Loans Held for Sale	2,265	107	6.32%	1,369	58	5.66%

TOTAL EARNING ASSETS	$539,735	$25,181	6.24%	$482,768	$19,023	5.26%

Cash Due from Banks	19,936			25,405
All Other Assets	37,455			32,407

TOTAL ASSETS	$591,245			$535,942

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$112,505	$1,127	1.34%	$102,293	$868	1.13%
Savings Deposits	128,533	1,035	1.08%	147,009	1,348	1.22%
Time CD's $100,000 and Over	74,548	1,926	3.45%	39,012	870	2.98%
Other Time CD's	97,360	2,361	3.24%	90,910	2,024	2.97%

Total Deposits	412,946	6,449	2.09%	379,224	5,110	1.80%
Other Borrowings	50,710	1,435	3.78%	40,567	893	2.94%

INTEREST BEARING LIABILITIES	$463,656	$7,884	2.27%	$419,791	$6,003	1.91%

Non-Interest bearing - DDA	81,849			72,723
All Other Liabilities	1,541			1,988
Shareholders' Equity	44,199			41,440

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$591,245			$535,942

Net Interest Rate Spread			3.96%			3.35%
Impact of Non-Interest Bearing
FUNDS ON MARGIN			0.32%			0.25%

Net Interest Income /Margin		$17,297	4.28%		$13,020	$3.60%

(1)     Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED SEPTEMBER 30,
(000's omitted)(Annualized)	2005			2004
ASSETS	AVERAGE BALANCE	INCOME EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INCOME EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$90,401	$783	3.44%	$89,319	$642	2.89%
State and Political (1)	22,601	342	6.01%	23,067	285	4.97%
Other	1,495	18	4.78%	3,262	57	7.03%

Total Securities	114,497	1,143	3.96%	115,648	984	3.42%
Fed Funds Sold	4,222	36	3.38%	14,679	50	1.37%
Loans:
Commercial	312,060	5,565	7.08%	283,684	4,262	6.04%
Tax Free (1)	4,893	77	6.27%	4,655	73	6.31%
Real Estate-Mortgage	39,540	753	7.56%	25,288	432	6.87%
Consumer	72,864	1,325	7.21%	73,422	1,188	6.51%

Total loans	429,357	7,720	7.13%	387,049	5,955	6.19%
Allowance for Loan Losses	(6,097)			(5,011)
Net Loans	423,260	7,720	7.24%	382,038	5,955	6.27%

Loans Held for Sale	3,542	57	6.38%	3,175	38	4.81%

TOTAL EARNING ASSETS	$551,618	$8,956	6.44%	$520,551	$7,027	5.43%

Cash Due from Banks	20,663			23,998
All Other Assets	37,499			34,676

TOTAL ASSETS	$603,683			$574,214

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$113,795	$488	1.70%	$122,248	$345	1.14%
Savings Deposits	121,377	354	1.16%	151,707	458	1.21%
Time CD's $100,000 and Over	92,020	844	3.64%	47,501	365	3.09%
Other Time CD's	101,931	852	3.32%	96,034	728	3.05%

Total Deposits	429,123	2,538	2.35%	417,490	1,896	1.83%
Other Borrowings	45,065	498	4.38%	42,732	331	3.12%

INTEREST BEARING LIABILITIES	$474,188	$3,036	2.54%	$460,222	$2,227	1.95%

Non-Interest bearing - DDA	82,376			72,488
All Other Liabilities	1,825			782
Shareholders' Equity	45,294			40,722

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$603,683			$574,214

Net Interest Rate Spread			3.90%			3.48%
Impact of Non-Interest Bearing
FUNDS ON MARGIN			0.36%			0.23%

Net Interest Income /Margin		$5,920	4.26%		$4,800	3.71%

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

The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. Fentura’s subsidiary banks’ methodology in determining the adequacy of the ALL relies on several key elements, which includes specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 2005, the ALL was $6,294,000, or 1.44% of total loans, higher than the $5,501,000, or 1.40%, at December 31, 2004. Non-performing loan levels, discussed later, have increased since December 31, 2004, prompting the increase in ALL. Management believes that the allowance to gross loans percentage is appropriate given identified risk in the loan portfolio based on asset quality.

Table 4 also summarizes loan losses and recoveries for the first nine months of 2005 and 2004. During the first nine months of 2005 the Corporation experienced net charge-offs of $209,000 or .04% compared with net charge-offs of $419,000 or .11% in the first nine months of 2004. The provision for loan losses was $1,002,000 in the first nine months of 2005, similar to the provision for loan losses of $1,019,000 for the same time period in 2004, due to an increase of higher quality loan, a reduction of net charge-offs and the non-performing assets remaining relatively level year over year.

Table 4 Analysis Of The Allowance For Loan Losses
(000's omitted)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Balance at Beginning of Period	$5,501	$3,414

Charge-Offs:
Commercial, Financial and Agriculture	(113)	(347)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(236)	(245)

Total Charge-Offs	(349)	(592)
Recoveries:
Commercial, Financial and Agriculture	63	31
Real Estate-Mortgage	0	0
Installment Loans to Individuals	77	142

Total Recoveries	140	173

Net Charge-Offs	(209)	(419)
Provision	1,002	1,019

Addition from WMCB acquisition	0	1,159

Balance at End of Period	$6,294	$5,173

Ratio of Net Charge-Offs to Gross Loans	0.04%	0.11%

Non-Interest Income

Non-interest income increased during the nine months ended September 30, 2005 as compared to the same period in 2004, primarily due to the increase in mortgage loan gains, offset by a decrease in service charges on deposits and loss on sales of securities. Overall non-interest income was $5,238,000 for the nine months ended September 30, 2005 compared to $5,139,000 for the same period in 2004. These figures represent an increase of 1.9% in the first nine months of 2005 compared to the same period in 2004. Non-interest income increased 11.0% in the third quarter of 2005 compared to the same period in 2004. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $2,571,000 in the first nine months of 2005 compared to $2,847,000 for the same period of 2004. This represents a decrease of 9.7%. Decreases are attributable to a reduction in overdraft privilege service charges and regular deposit account service charges in the Banks. Service charges on accounts decreased 7.0% in the third quarter of 2005 compared to the same period in 2004. The decrease was due to higher balances in deposit accounts and fewer customers using the overdraft privilege product during the third quarter of 2005.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $630,000 in the nine months ended September 30, 2005 and $365,000 in the same period in 2004. This represents an increase of 72.6%. In the third quarter of 2005 gain on the sale of mortgages increased 128.2% over the same period in 2004. The increase resulted from the increase in residential mortgage products offered and an increase in activity.

Trust and investment services income increased $139,000 (19.8%) in the first nine months of 2005 compared to the same period in the prior year. Trust and investment services income was the same in the third quarter of 2005 compared to the same period in 2004. The increase in fees is attributable to the increase in the average market value of assets under management at The State Bank and a full year of trust fees at West Michigan Community Bank.

Loss on sale of securities was $108,000 in the first nine months of 2005, due to the Banks selling securities in the first nine months of 2005. The Banks took the loss to reposition their securities portfolio into higher yielding securities. The State Bank had a $2,000 gain during the third quarter of 2005.

Other operating income increased $79,000 or 6.5%, to $1,303,000 in the first nine months of 2005 compared to $1,224,000 in the same time period in 2004. Other operating income increased due to increases in ATM surcharges, official check and foreign exchange fees collected and a full year of West Michigan Community Bank building rental income and other income. Other operating income increased 27.6% in the third quarter of 2005 compared to the same period in 2004.

Non-Interest Expense

Total non-interest expense increased 16.8% to $15,664,000 in the nine months ended September 30, 2005, compared with $13,412,000 in the same period of 2004. This increase was largely attributable to an increase in salaries and benefits expense, occupancy and furniture and equipment expenses. In the third quarter of 2005 total non-interest expense was $5,272,000 compared to $4,825,000, or an increase of 9.3%, in the same quarter of 2004.

Salary and benefit costs, Fentura’s largest non-interest expense category, were $9,062,000 in the first nine months of 2005, compared with $7,332,000, or an increase of 23.6%, for the same time period in 2004. In the third quarter of 2005 salary and benefits costs were $3,094,000 compared to $2,675,000, or an increase of 15.7%, for the same period in 2004. Increased costs were primarily a result of the addition of the Brighton Loan Production office in June 2004, the Goodrich and Grandville Offices in September 2004, a modest salary increase for employees, an increase in employee benefit costs and modest staffing increases. The year to date increase was also due, in part, to West Michigan Community Bank being included for 9 months in 2005 compared to 7.5 months in 2004.

Occupancy expenses at $1,325,000 increased in the nine months ended September 30, 2005 compared to the same period in 2004 by $132,000 or 11.1%. The increases were attributable to the addition of the Brighton Loan Production office in June 2004, the Goodrich and Grandville Offices in September 2004, an increase in facility repairs and maintenance contracts expense. Occupancy expenses increased 3.8% in the third quarter of 2005 compared to 2004. This was due to increases in utility and real estate tax expenses.

During the nine months ended September 30, 2005 furniture and equipment expenses were $1,576,000 compared to $1,559,000 for the same period in 2004, an increase of 1.1%. The increases in expenses were attributable to the addition of the Brighton Loan Production office in June 2004, the Goodrich and Grandville Offices in September 2004, an increase in equipment maintenance contracts and equipment depreciation. In the third quarter of 2005 furniture and equipment expenses decreased 13.5% from the same period in 2004. This was due to lower equipment maintenance contracts.

Loan and collection expenses, at $255,000, were up $15,000 or 6.3% during the nine months ended September 30, 2005 compared to the same time period in 2004. In the third quarter loan and collection expense increased 55.4% compared to the third quarter of 2004. This was due to an increase in collection and ORE expenses.

Advertising expenses were $509,000 in the nine months ended September 30, 2005, up 31.9% compared with $386,000 for the same period in 2004. Advertising expenses increased $25,000 or 19.5% in the third quarter of 2005 compared to the same quarter in 2004. The increases were primarily due to the increase in agency, media, shareholder and promotional expenses for all banks in the Corporation and West Michigan Community Bank being included for 9 months in 2005 compared to 7.5 months in 2004.

Other operating expenses were $2,937,000 in the nine months ended September 30, 2005 compared to $2,702,000 in the same time period in 2004, an increase of $235,000 or 8.7%. In the third quarter of 2005 other operating expenses increased 3.4% from the same period in 2004. The increases were attributable to the addition of the Brighton Loan Production office in June, 2004, the Goodrich and Grandville Offices in September 2004, an increase in the amount of correspondent bank service charges due to maintaining lower balances and an increase in director fee expense, business development expenses, training expenses and fiduciary expenses, and due to having West Michigan Community Bank’s operations included for all nine months in 2005.

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

The Corporation’s total assets were $609 million at September 30, 2005 compared to December 31, 2004 total assets of $585 million. Loans comprised 71.3% of total assets at September 30, 2005 compared to 67.3% at December 31, 2004. Loans grew $41.0 million for the Corporation. The ratio of non-interest bearing deposits to total deposits was 15.8% at September 30, 2005 compared to 16.4% at December 31, 2004. Interest bearing deposit liabilities totaled $435 million at September 30, 2005 compared to $410 million at December 31, 2004. Total deposits increased $25.9 million with non-interest bearing demand deposits increasing $0.9 million and interest bearing deposits increasing $25.0 million. Short-term borrowings decreased $3.3 million due to an increase in deposits. FHLB advance balances decreased $3.1 million during the period due to the increase in deposits at the Banks. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by bank securities. The repurchase agreements were leveraged against securities to increase net interest income. The subordinated debentures increased $2.0 million, with the issuance of Trust Preferred Securities in the third quarter of 2005.

Bank premises and equipment increased $433,000 to $14.2 million at September 30, 2005 compared to $13.8 million at December 31, 2004. The increase was due to the acquisition of land at one of the Banks and the purchase of a new mainframe computer system.

Non-Performing Assets

Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 5 reflects the levels of these assets at September 30, 2005 and December 31, 2004.

Non-performing assets increased slightly at September 30, 2005 compared to December 31, 2004. This increase was primarily due to an increase in nonperforming loans and Other Real Estate and partially offset by REO-in-Redemption, which decreased due to the sale of properties in the first nine months of 2005. One residential property comprises $740,000 of the remaining balance and marketability is dependent on the real estate market. Non-performing loans increased as compared to December 31, 2004 due to a $385,000 increase in non-accrual loans.

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

Table 5- Non-Performing Assets and Past Due Loans
	September 30, 2005	December 31, 2004

Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$53	$91
Non-Accrual Loans	1,487	1,102
Renegotiated Loans	443	477

Total Non-Performing Loans	1,983	1,670

Other Non-Performing Assets:
Other Real Estate	740	208
REO in Redemption	0	856
Other Non-Performing Assets	19	4

Total Other Non-Performing Assets	759	1,068

Total Non-Performing Assets	$2,742	$2,738

Non-Performing Loans as a % of
Total Loans	0.46%	0.42%
Allowance for Loan Losses as a % of
Non-Performing Loans	317.40%	350.16%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.01%	0.02%
Non-performing Assets as a % of
Total Assets	0.45%	0.47%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2005. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $20.8 million since December 31, 2004 due to the calls and selling of securities and the increase in loan demand. The Corporation has decided to invest the excess funds in the securities portfolio or loan portfolio to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

The Corporation had cash flows from financing activities resulting primarily from the decrease in borrowings and increase in demand and savings deposits. In the first nine months of 2005, these borrowings decreased $6,268,000 and these deposits increased $25,871,000. Cash used by investing activities was $22,503,000 in the first nine months of 2005 compared to cash used of $16,341,000 in the first nine months of 2004. The change in investing activities was due to the increase in the origination of loans in the first nine months of 2005 compared to the first nine months of 2004, which included the acquisition of West Michigan Community Bank on March 15, 2004 and securities sales.

Capital Management

Total shareholders’ equity increased 7.4% to $46,141,000 at September 30, 2005 compared with $42,969,000 at December 31, 2004. The Corporation’s equity to asset ratio is at 7.6% and 7.4% for September 30, 2005 and December 31, 2004, respectively. The increase in the amount of capital resulted primarily from the Corporation’s net income and issuance of common stock, partially offset by dividends declared.

At December 31, 2004, the Corporation had accumulated other comprehensive loss of $655,000 compared to accumulated other comprehensive loss at September 30, 2005 of $1,100,000. The increase in the loss position was attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at September 30, 2005 and in Table 12, at December 31, 2004, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 6	Capital Ratios

	Regulatory Minimum	Fentura Financial, Inc.
	For "Well Capitalized"	September 30, 2005	December 31, 2005	September 30, 2004
Total Capital to risk
Weighted assets	10%	11.84%	11.40%	11.17%
Tier 1 Capital to risk
Weighted assets	6%	10.61%	10.20%	10.04%
Tier 1 Capital to average
Assets	5%	8.87%	8.70%	7.43%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 50 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, is here incorporated by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first nine months of 2005, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2005 compared to 2004.

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

Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2005, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7 GAP ANALYSIS SETPEMBER 30, 2005 (000's Omitted)
	Within Three Months	Three Months to One Year	One to Five Years	After Five Years	Total

Earning Assets:
Federal Funds Sold	$8,300	$0	$0	$0	$8,300
Securities	18,335	30,805	50,347	8,881	108,368
Loans	67,137	96,170	229,764	41,345	434,416
Loans Held for Sale	2,442	0	0	0	2,442
FHLB Stock	2,300	0	0	0	2,300

Total Earning Assets	$98,514	$126,975	$280,111	$50,226	$555,826

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$112,207	$0	$0	$0	$112,207
Savings Deposits	119,074	0	0	0	119,074
Time Deposits Less than $100,000	12,271	41,652	49,060	161	103,144
Time Deposits Greater than $100,000	30,679	42,513	27,787	0	100,979
Short term borrowings	1,950	0	0	0	1,950
Other Borrowings	2,194	5,015	8,075	983	16,267
Repurchase agreements	0	0	10,000	0	10,000
Subordinated debentures	0	0	14,000	0	14,000

Total Interest Bearing Liabilities	$278,375	$89,180	$108,922	$1,144	$477,621

Interest Rate Sensitivity GAP	($179,861)	$37,795	$171,189	$49,082	$78,205
Cumulative Interest Rate
Sensitivity GAP	$(179,861)	$(142,066)	$29,123	$78,205
Interest Rate Sensitivity GAP	(0.35)	1.42	2.57	43.90
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.35)	(0.61)	(1.06)	1.16

As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline, this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at September 30, 2005 and the change in net interest margin for the nine months ended September 30, 2005 compared to the same time period in 2004. At September 30, 2004 the Corporation was negatively gapped through one year and since that time interest rates have increased further, yet net interest margin increased when the first nine months of 2005 is compared to the same period in 2004. This occurred because certain deposit categories, specifically interest bearing demand and savings deposits, repriced at the same time but not at the same level as the asset portfolios resulting in an increase in net interest margin. In addition to the GAP analysis, the Corporation, as a part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin as a result of a rising interest rate environment.

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

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. - None

Item 2.	Unregistered Sales of Equity, Securities, and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities. - None

Item 4.	Submission of Matters to a Vote of Securities Holders. - None

Item 5.	Other Information. - None

Item 6.	Exhibits.

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2005 Dated: November 11, 2005	Fentura Financial Inc. /s/ Donald L. Grill —————————————— Donald L. Grill President and CEO /s/ Douglas J. Kelley —————————————— Douglas J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.