Form 10-K
period 2005-12-31
FENTURA FINANCIAL INC
filed 2006-03-22
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 2005

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number 000-23550

                     FENTURA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2806518 (IRS Employer Identification No.)

175 North Leroy, Fenton, Michigan (Address of Principal Executive Offices)	48430-0725 (Zip Code)

Registrant’s telephone number, including area code (810) 750-8725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [__] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [__] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]    Accelerated filer [__]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2005: $47,284,205.

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 1,941,440 shares of Common Stock as of March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Fentura Financial, Inc. Proxy Statement for its annual meeting of shareholders to be held April 25, 2006 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Financial, Inc.

2005 Annual Report on Form 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

        Fentura Financial, Inc. (the “Company” or “Fentura”) is a bank holding company headquartered in Fenton, Michigan that owns three subsidiary banks (see “The Banks” below). All information in this Item 1 is as of December 31, 2005. The Company’s subsidiary banks operate 17 community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan and western Michigan. At the close of business on December 31, 2005, the Company had assets of $619 million, deposits of $528 million, and shareholders’ equity of $47 million. Trust assets under management totaled $140 million.

        Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank (“TSB” or one of the “Banks”). TSB traces its origins to its predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898. See “The Banks” below. On March 13, 2000 a second bank subsidiary, Davison State Bank (“DSB” or one of the “Banks”) commenced operation. On March 15, 2004, Fentura acquired West Michigan Community Bank (“WMCB” or one of the “Banks”).

        The Company’s principal executive offices are located at 175 North Leroy, Fenton, Michigan 48430-0725, and its telephone number is (810) 750-8725.

The Banks

        TSB’s original predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name “The Commercial Savings Bank of Fenton.” In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank. For over 100 years, TSB has been engaged in the general banking business in the Fenton, Michigan area. TSB is headquarted in Fenton and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2005, TSB operated four offices and an operations center in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, three offices in the Township of Grand Blanc, Michigan, and one office in Brighton, Michigan. Its main office is located in downtown Fenton.

        DSB commenced operations on March 13, 2000, and is engaged in the general banking business in the Davison, Michigan area. DSB is headquartered in Davison and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2005, DSB operated two offices in the City of Davison, Michigan and one office in Goodrich, Michigan.

        Fentura acquired West Michigan Community Bank on March 15, 2004. WMCB is engaged in the general banking business in Hudsonville, Michigan, and other portions of Ottawa County and western Kent County, Michigan. WMCB is headquartered in Hudsonville and considers its primary service areas to be portions of Kent and Ottawa counties. As of December 31, 2005, WMCB operated two offices in the City of Hudsonville, Michigan, one office in the City of Jenison, Michigan, one office in the City of Holland, Michigan and one office in the City of Grandville, Michigan.

        All of the Banks are community-oriented providers of financial services engaged in the business of general commercial banking. Their activities include investing in state and federal securities, accepting demand deposits, savings and other time deposits, extending retail, commercial, consumer and real estate loans to individuals and businesses, providing safe deposit boxes and credit card services, transmitting funds and providing other services generally associated with full service commercial banking. Lending is focused on individuals and small businesses in the local markets served by the Banks. In addition, TSB and WMCB operate trust departments offering a full range of fiduciary services.

        All three banks are state banks, chartered under the Michigan Banking Code. None are members of the Federal Reserve, but the deposits of each are insured by the Federal Deposit Insurance Corporation (the “FDIC”). See “Supervision and Regulation” below.

        As of December 31, 2005, TSB employed 141 full time personnel, including 46 officers, and an additional 39 part time employees; DSB employed 12 full time personnel, including 5 officers, and an additional 15 part time employees; WMCB employed 43 full time personnel, including 16 officers, and an additional 15 part time employees. All Banks consider their employee relations to be excellent.

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

The Banks

        General.   The Banks are Michigan banking corporations, and their deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As BIF-insured Michigan chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of BIF. These agencies and the federal and state laws applicable to the Banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

        In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the BIF and the Savings Association Insurance Fund (the “SAIF”), increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. The FDIC is required to issue regulations implementing the new Act.

        FICO Assessments. The Banks, as members of the BIF, are subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the SAIF, which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

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

        As of December 31, 2005, each of the Banks’ ratios exceeded minimum requirements for the well capitalized category.

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

ITEM 1A. Risk Factors.

        You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.

        The Company may need additional capital in the future and adequate financing may not be available to it on acceptable terms, or at all.

        On March 15, 2004, the Company completed its acquisition of West Michigan Community Bank. At the time it was acquired, West Michigan Community Bank was operating under a Memorandum of Understanding (MOU) with the FDIC and the Michigan Office of Financial and Insurance Services. The MOU was lifted in July 2004, and the bank is no longer under special scrutiny by the FDIC or OFIS and is considered well capitalized under federal banking regulations. However, projections for West Michigan Community Bank indicate that it could require capital infusions in the near term to remain a well capitalized bank. The Company raised some capital in 2005 through an offering of its common stock to Michigan residents (resulting in approximately $783,000 of gross proceeds to the Company) and the issuance of $2 million aggregate principal amount of floating rate preferred securities through the Company’s newly-formed, wholly-owned trust, Fentura Financial Capital Trust II. However, additional capital may be required in the future, which may not be available to the Company on acceptable terms or at all. If the Company is unable to obtain the funding it needs, it may be unable to develop its products and services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on its financial condition and profitability.

        The Company has credit risk inherent in its asset portfolio, and its allowance for loan losses may not be sufficient to cover actual loan losses.

        The Banks’ loan customers may not repay their loans according to their respective terms, and any collateral securing the payment of these loans may be insufficient to assure repayment. As a result, the Banks may experience significant credit losses which could have a material adverse effect on the Company’s operating results.

        To offset this risk, the Company makes various assumptions and judgments about the collectibility of the loan portfolios of the Banks, including the creditworthiness of borrowers and the value of the real estate and other assets that may serve as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of current economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover any loan losses inherent in its loan portfolio and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Material additions to the allowance would materially decrease net income.

        In the near term, the Company’s strategy is to continue to expand commercial lending activities in the markets in which its Banks are currently operating. The Company may also pursue opportunities to expand into new markets outside its traditional markets by establishing offices staffed by commercial loan officers who come from other commercial banks in these new markets. The Company cannot be sure that its loan loss experience with any new borrowers in these newer markets will be consistent with its loan loss experience in its traditional markets. Its actual loan loss experience in these markets may cause the Company to increase its reserves.

        The allowance for loan losses is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. The Company does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase the provision for loan losses or recognize additional loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition of the Company.

      The Company has credit risk inherent in its securities portfolio.

        The Company maintains diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The Company may also invest in capital securities, which include preferred stocks and trust preferred securities. At December 31, 2005, the Company owned (stated at fair value) approximately $1 million of common stock in other entities, which primarily represents its minority investments in four Michigan banks.

        The Company seeks to limit credit losses in its securities portfolios by generally purchasing only highly rated securities (rated “A” or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, the Company may, in the future, experience losses in its securities portfolio which may be other than temporary in nature and result in charges that could materially adversely affect its results of operations.

        The Company’s mortgage-banking revenues are susceptible to substantial variations dependent largely upon factors that the Company does not control, such as market interest rates.

        The Company’s mortgage-banking revenues are earned in the form of gains on the sale of real estate mortgage loans. The amount of gains realized by the Company primarily depends on the volume of loans the Company sells, which depends on the Company’s ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of its established interest-rate risk parameters. Net gains on real estate mortgage loans are also dependent upon economic and competitive factors, which are largely outside of the Company’s control, as well as the Company’s ability to effectively manage exposure to changes in interest rates and can often be a volatile part of its overall revenues. As market interest rates continue to rise or stabilize in 2006 or future periods, which they are generally expected to do, the Company’s level of mortgage loan activity, particularly refinancing activity, could decline, resulting in lower levels of real estate mortgage loan originations, sales, and gains on such sales.

        Fluctuations in interest rates and economic conditions could reduce the Company’s profitability and negatively affect its capital and liquidity.

        The Company realizes income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. The Company’s interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities. While the Company has taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to its position, this “gap” will work against it, and its earnings may be negatively affected.

        The Company is unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in the following:

•	inflation or deflation rates;
•	levels of business activity;
•	recession;
•	unemployment levels;
•	money supply;
•	domestic or foreign events; and
•	instability in domestic and foreign financial markets.

        In addition, substantially all of its loans are to businesses and individuals in mid-Michigan and West Michigan, and any decline in the economy of either of these areas could adversely affect it.

        The Company’s operations may be adversely affected if the Company is unable to secure adequate funding. The Company’s use of wholesale funding sources exposes it to liquidity risk and potential earnings volatility.

        The Company relies on wholesale funding to a modest extent, including its revolving credit facility, Federal Home Loan Bank borrowings, and brokered deposits, to augment its core deposits to fund its business. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in the Company’s commercial and consumer finance operations. The continued availability to the Company of these funding sources is uncertain, and it may be difficult to retain or replace brokered deposits at attractive rates as they mature. The Company’s liquidity will be constrained if it is unable to renew its wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. The Company may not have sufficient liquidity to continue to fund new loans, and the Company may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

        The Company relies heavily on its management team, and the unexpected loss of key managers may adversely affect its operations.

        The Company’s success to date has been influenced strongly by its ability to attract and to retain senior management experienced in banking and financial services. The ability to retain executive officers and the current management teams of each of its lines of business will continue to be important to successful implementation of its strategies. The Company does not have employment or non-compete agreements with any of these key employees, except that the Company entered into non-compete agreements with each of the directors of West Michigan Financial Corp. in connection with the Company’s acquisition of West Michigan Financial Corp. and its subsidiaries (including West Michigan Community Bank). The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business and financial results.

      Competition with other financial institutions could adversely affect the Company’s profitability.

        The Company faces vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, mortgage banking companies, credit unions, and other financial organizations. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems, and a wider array of banking services. To a limited extent, the Company also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, and insurance companies, which are not subject to the same degree of regulation as that imposed on the Banks. As a result, these non-bank competitors may have an advantage over the Company in providing certain services, and this competition may reduce or limit the Company’s margins on banking services, reduce its market share, and adversely affect its results of operations and financial condition.

      Changes in economic conditions could adversely affect the Company’s loan portfolio.

        The Company’s success depends to a great extent upon general economic conditions. The Company has in general experienced a slowing economy in Michigan since 2001. Unlike larger banks that are more geographically diversified, the Company provides banking services to customers primarily in mid-Michigan and, with the March 2004 acquisition of West Michigan Community Bank, in West Michigan. The Company’s loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans will be impacted by local economic conditions.

        An economic slowdown could have many adverse consequences, including the following:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for the Company's products and services may decline; and
•	Collateral for the Company’s loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.

        In addition to local economic conditions in Michigan, the Company’s success will also depend in part upon the state of the national economy. A general downturn in the local or national economy may impact the Company’s operations. In addition, the effect of possible future terrorist attacks or war on the Company or the local or national economy cannot be known or predicted.

        The Company may be unable to maintain its historical growth rate, which may adversely impact its results of operation and financial condition.

        To achieve its growth, the Company has opened additional branches and acquired other financial institutions and branches. The Company may be unable to sustain its historical rate of growth or may not even be able to grow at all, and the Company may encounter difficulties obtaining the funding necessary to support its growth. Various factors, such as economic conditions, competition, and regulatory considerations, may impede or prohibit the opening of new branch offices. In addition, the Company may have difficulty identifying suitable financial institutions and other non-banking entities that the Company desires to acquire that are available for sale. Further, its inability to attract and retain experienced bankers may adversely affect its internal growth. A significant decrease in its historical rate of growth may adversely impact its results of operations and financial condition.

        The Company operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

        The Company is subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on it and its Banks and their operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect its powers, authority, and operations, which could increase its costs of doing business and, as a result, give an advantage to its competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on the Company’s results of operations and financial condition. The effect of this regulation can be significant and cannot be predicted with a high degree of certainty.

      The Company may face challenges in managing its operational risks as the Company grows.

        Like other financial services companies, the Company faces a number of operational risks, including the potential for processing errors, internal or external fraud, failure of computer systems, and external events beyond its control such as natural disasters. Acts of fraud are difficult to detect and deter, and the Company cannot assure investors that its risk management procedures and controls will prevent losses from fraudulent activity. The Company’s growth may strain its existing managerial resources and internal monitoring, accounting, and reporting systems.

        The Company’s ability to pay dividends on its common stock is limited not only by its profitability, but also by bank regulation.

        Most of the Company’s revenues are received in the form of dividends paid to it by its subsidiary Banks. Thus, its ability to pay dividends to the holders of its common stock is indirectly limited by statutory restrictions on the ability of its subsidiary Banks to pay dividends to it. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. In addition, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. The FDIC has similar enforcement powers over the Company’s subsidiary Banks. Federal law has “prompt corrective action” provisions that authorize the Federal Reserve Board to restrict its payment of dividends for an insured bank that fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by federal banking regulation, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if, after the distribution, the Company is able to pay its debts as they become due in the usual course of business and its total assets equal or exceed the sum of its total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the dividend.

        In addition, under Michigan banking laws, the Company’s Banks may not pay dividends except out of net income after deducting their losses and bad debts. Each Bank may not declare or pay a dividend unless it will have surplus amounting to at least 20% of its capital after the payment of the dividend.

      There is a only limited trading market for the Company’s common stock.

        The Company’s common stock is reported on the OTC Bulletin Board under the symbol “FETM.” The development and maintenance of an active trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is beyond the Company’s control or the control of any market maker. Although the Company is publicly traded and file reports with the SEC, the volume of trading activity in its stock is relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company’s executive offices are located at 175 North Leroy Street, Fenton, Michigan, which is also the main office of The State Bank. The State Bank also has the following community offices (all of which are in Michigan):

•	Branch — 15095 Silver Parkway, Fenton (owned)
•	Branch — 18005 Silver Parkway, Fenton (leased)
•	Loan Extension Office — 101 North Leroy Street, Fenton (owned)
•	Branch — 107 Main Street, Linden (owned)
•	Branch — 4043 Grange Hall Road, Holly (leased)
•	Branch — 7606 S Saginaw, Grand Blanc (owned)
•	Branch — 8185 Holly Road, Grand Blanc (leased)
•	Loan Extension Office — 8245 Holly Road, Grand Blanc (leased)
•	Branch — 315 E. Grand River Ave, Brighton (leased)
•	Operations Center — 3202 Owen Road, Fenton (owned)

        Davison State Bank is headquartered in Davison, Michigan, at 625 S. State Street. Davison State Bank also has the following community offices (both of which are in Michigan):

•	Branch - 8503 Davison Road, Davison (leased)
•	Branch - 7521 S. State Road, Goodrich (leased)

        West Michigan Community Bank is headquartered in Hudsonville, Michigan, at 5367 School Avenue. West Michigan Community Bank also has the following community offices (all of which are in Michigan):

•	Branch — 3467 Kelly Street, Hudsonville (owned)
•	Branch — 81 E. 8th Street, Holland (leased)
•	Branch — 437 Baldwin Road, Jenison (owned)
•	Branch — 4471 Wilson Ave., S.W., Grandville (leased)

        The Company owns the headquarters of each of its three Banks and many of the other bank offices (as noted above). The balance of the bank offices are leased from third parties. All properties have maintenance contracts and are maintained in good condition.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2005, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

ADDITIONAL ITEM —EXECUTIVE OFFICERS OF REGISTRANT

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

Donald L. Grill (age 58) was appointed as President and Chief Executive Officer of the Company and of The State Bank in late 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank — Frankenmuth.

Robert E. Sewick (age 56) was appointed President and CEO of West Michigan Community Bank on March 15, 2004, and was appointed Senior Vice President of the Company on December 1, 2004. Prior to the appointment, Mr. Sewick was Senior Vice President and Senior Lender of The State Bank. Prior to joining The State Bank in June of 1999, he was Senior Vice President and Regional Credit officer for Huntington National Bank for Western Michigan. Mr, Sewick has over 30 years of banking experience.

Ronald L. Justice (age 41) is the CEO of Davison State Bank and the Secretary and Senior Vice President of the Company. Prior to holding these positions, he served as the CFO of the Company and its subsidiary Banks. Prior to that, Mr. Justice held other positions with The State Bank.

Dennis E. Leyder (age 52) was named Executive Vice President of The State Bank and was appointed Senior Vice President of the Company on December 1, 2004. In his new capacity at The State Bank, he is responsible for all retail banking, marketing, trust and investment management. Mr. Leyder has over 23 years of banking experience, all in Genesee County.

Holly J Pingatore (age 48) was named Senior Vice President of the Company on December 1, 2004. Her responsibilities include data processing, bank operations, product support, and network services. Prior to such appointment, she was Senior Vice President of The State Bank. Prior to joining The State Bank in 1999, Ms. Pingatore served in various capacities at a large Michigan based regional bank.

Douglas J. Kelley (age 37) was appointed Chief Financial Officer of the Company in 2003 and was appointed Senior Vice President of the Company on December 1, 2004. Prior to being named Chief Financial Officer, he served as Controller and CFO of The State Bank and Davison State Bank since 2001. Prior to joining the Banks, Mr. Kelley was an Assistant Vice President and Accounting Officer with Citizens Bank. Mr. Kelley has over 16 years of banking experience.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The market, dividend, and holders of record information required by this item appears under the caption “Fentura Financial, Inc. Common Stock” and Table 16 on page 55 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of the Company’s 2005 Rule 14a-3 annual report, and is incorporated herein by reference.

        On October 14, 2005, the Company sold 100 shares of its common stock for cash to a Michigan resident. These shares were issued in an intrastate offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(11) thereof and Rule 147 promulgated by the SEC thereunder. The Company relied on this exemption due to the fact that it is a resident of and doing business within the State of Michigan and that no part of the issue was or is being offered or sold to persons that are not residents of Michigan within the time period specified in Rule 147. The shares were sold at a purchase price of $34.00 per share. No underwriting discounts or commissions were paid in connection with the sale of these shares.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — SELECTED FINANCIAL DATA”, appearing in Table 1 on page 36 of the Company’s 2005 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

        The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 36 through 55 of the Company’s 2005 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item appears under the headings “Liquidity and Interest Rate Risk Management” on pages 49 and 50 and “Quantitative and Qualitative Disclosure About Market Risk” on page 51 and 52 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2005 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company and Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm, appear on pages 2 through 7 of the Financial Statements portion of the Company’s 2005 Rule 14a-3 annual report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)	Changes in Internal Controls.

        During the fourth quarter ended December 31, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company’s executive officers are identified under “Additional Item” in Part I of this Report on Form 10-K. The other information required by this item appears under the captions “2006 Election of Directors,” “The Corporation’s Board of Directors,” “Committees of the Corporation Board,” and “Compliance with Section 16 Reporting” on pages 3, 8, 9, 10 and 17, respectively, of the Company’s 2006 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

        The Board of Directors of the Company has determined that Kenneth R. Elston, a director and member of the Audit Committee, qualifies as an “Audit Committee financial expert” as defined in rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002 and is independent pursuant to NASD listing standards.

        The Board of Directors of the Company has adopted a Code of Ethics, which details principles and responsibilities governing ethical conduct for all Company directors and executive officers. The Code of Ethics is filed as an Exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item appears under the captions “Director Compensation,” “Executive Compensation,” “Retirement and Change in Control Arrangements” and “Shareholder Return Performance Graph” on pages 7, 10, 11, 13 and 16, respectively, of the Company’s 2006 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item appears under the caption “Stock Ownership of Directors, Executive Officers and Certain Major Shareholders” on page 3 of the Company’s 2006 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2005:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation
plans approved by
security holders	42,302	$30.74	110,818

Equity compensation
plans not approved by
security holders	0	0	0

Total	42,302	$30.74	110,818

        These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item appears under the caption “Other Information — Transactions with Certain Interested Parties” on page 17 of the Company’s 2006 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item appears under the caption “Relationship with Independent Public Accountants” on page 14 and 15 of the Company’s 2006 Notice of Annual Shareholders Meeting and Proxy Statement and is here incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:
The following consolidated financial statements of the Company and Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm, are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Comprehensive Income
      Consolidated Statements of Changes in Stockholders’ Equity
      Consolidated Statements of Cash Flows
      Notes to the Consolidated Financial statements
Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

2.	Financial Statement Schedules All schedules are omitted — see Item 15(c) below.

3.	Exhibits: The exhibits listed on the “Exhibit Index” following the signature page of this report are filed herewith and are incorporated herein by reference.

(b)	Exhibits: The “Exhibit Index” follows the signature page of this report and is incorporated herein by reference.

(c)	Financial Statement Schedules:
All financial statement schedules normally required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 22, 2006.

Fentura Financial, Inc.
     (Registrant)

By   /s/ Donald L. Grill
        ——————————————
        Donald L. Grill
        On behalf of the registrant
           and as President & CEO

By   /s/ Douglas J. Kelley
        ——————————————
        Douglas J. Kelley
        Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Forrest A. Shook and Donald L. Grill, and each of them severally, as his or her attorney-in-fact, to sign his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

Signature	Capacity	Date

/s/ Forrest A. Shook —————————————— Forrest A. Shook	Chairman of the Board Director	March 22, 2006

/s/ Donald L. Grill —————————————— Donald L. Grill	Director	March 22, 2006

—————————————— Kenneth R. Elston	Director	March 22, 2006

/s/ J. David Karr —————————————— J. David Karr	Director	March 22, 2006

—————————————— Thomas P. McKenney	Director	March 22, 2006

/s/ Thomas L. Miller —————————————— Thomas L. Miller	Director	March 22, 2006

/s/ Brian P. Petty —————————————— Brian P. Petty	Director	March 22, 2006

/s/ Ian W. Schonsheck —————————————— Ian W. Schonsheck	Director	March 22, 2006

12

FENTURA FINANCIAL, INC.
2005 Annual Report on Form 10-K
EXHIBIT INDEX

Exhibit No.	Exhibit

2	Agreement and Plan of Merger By and Among Fentura Financial, Inc., West Michigan Financial Corporation and West Michigan Community Bank dated as of October 14, 2003, and joined in by WMFC Acquisition Subsidiary, Inc. and Amendment No. 1 thereto (Incorporated by reference to Exhibits 2.1 and 2.2 to the Registrant's Current Report on Form 8-K dated March 15, 2004).

3(i)	Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(ii)	Bylaws of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(iii)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3(iii) to the Form 10-K Filed March 20, 2001)

3(iv)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3 filed with Form 10-Q for the quarter ended March 31, 2002)

4.1	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 — Registration No. 333-75194)

10.1	Directors Stock Purchase Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.2	Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.3	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Form 10Q-SB filed on May 2, 1996)

10.4	Retainer Stock Plan for Directors (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.5	Employee Stock Option Plan(Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.6	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.7	Executive Stock Bonus Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.8	Stock Purchase Plan between The State Bank and Donald E. Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated November 17, 1996 (Incorporated by reference to Exhibit 10.19 to the Form 10K-SB filed March 20, 1997)

10.9	Severance Compensation Agreement between the Registrant, The State Bank, and Donald L. Grill dated March 20, 1997 (Incorporated by reference to Exhibit 10.20 to the Form 10Q-SB filed May 12, 1997)

10.10	Form of Severance Compensation Agreement between the Registrant, The State Bank, and Ronald Justice. (Incorporated by reference to Exhibit 10.10 to the Form 10-K filed March 28, 2005)

10.11	Severance Compensation Agreement between the Registrant, West Michigan Community Bank, and Robert Sewick dated March 9, 2006. (Filed herewith)

10.12	Severance Compensation Agreement between the Registrant and Dennis Leyder dated March 9, 2006. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed March 10, 2006)

10.13	Severance Compensation Agreement between the Registrant and Douglas Kelley dated March 9, 2006. (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed March 10, 2006)

10.14	Severance Compensation Agreement between the Registrant and Holly Pingatore dated March 9, 2006. (incorporated by reference to Exhibit 99.3 to the Form 8-K filed March 10, 2006)

10.15	Amendment and Restatement of The State Bank Incentive Supplemental Executive Retirement Agreement dated May 20, 1999, for Donald L. Grill, dated March 10, 2006. (Filed herewith)

10.16	Amendment and Restatement of the Incentive Supplemental Executive Retirement Agreement dated August 13, 1999, for Robert Sewick, dated March 10, 2006. (Filed herewith)

10.17	Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.12 to the Form 10-K filed March 28, 2005)

10.18	Fentura Bancorp, Inc. Employee Deferred Compensation and Stock Ownership Plan. (Incorporated by reference to Exhibit 10.13 to the Form 10-K filed March 28, 2005)

13	Rule 14a-3 Annual Report to Security Holders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part of this Report)

14	Code of Ethics for Directors and Executive Officers (Filed herewith)

21.1	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith)

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Office and Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002