Form 10-Q
period 2006-03-31
FENTURA FINANCIAL INC
filed 2006-05-15
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Large accelerated filer ____ Accelerated filer _____ Non-accelerated filer     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _______  No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 1, 2006

Class — Common Stock           Shares Outstanding — 1,946,236

Fentura Financial Inc.
Index to Form 10-Q

PART I-- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
      Fentura Financial, Inc.
      Consolidated Balance Sheets

(000's omitted except share data)	March 31, 2006 (unaudited)	Dec 31, 2005

ASSETS
Cash and due from banks	$19,156	$21,327
Federal funds sold	8,650	9,750

Total cash & cash equivalents	27,806	31,077
Securities-available for sale	93,217	99,542
Securities-held to maturity, (fair value of $15,359
at March 31, 2006 and $14,672 at December 31, 2005)	15,395	14,851

Total securities	108,612	114,393
Loans held for sale	1,695	1,042
Loans:
Commercial	260,054	254,498
Real estate loans - construction	86,449	76,386
Real estate loans - mortgage	36,347	37,627
Consumer loans	69,534	70,845

Total loans	452,384	439,356
Less: Allowance for loan losses	(6,518)	(6,301)

Net loans	445,866	433,055
Bank Owned Life Insurance	6,642	6,579
Bank premises and equipment	15,350	14,617
Federal Home Loan Bank stock	2,300	2,300
Accrued interest receivable	2,830	2,676
Goodwill	7,955	7,955
Acquisition intangibles	988	1,075
Other assets	4,276	4,320

Total assets	$624,320	$619,089

LIABILITIES
Deposits:
Non-interest bearing deposits	$77,652	$76,792
Interest bearing deposits	456,313	451,262

Total deposits	533,965	528,054
Short term borrowings	20	1,537
Federal Home Loan Bank Advances	14,189	14,228
Repurchase Agreements	10,000	10,000
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	4,421	4,375

Total liabilities	576,595	572,194

SHAREHOLDERS' EQUITY
Common stock - no par value
1,942,968 shares issued (1,931,297 at Dec. 31, 2005)	34,798	34,491
Retained earnings	14,429	13,729
Accumulated other comprehensive income (loss)	(1,502)	(1,325)

Total shareholders' equity	47,725	46,895

Total Liabilities and Shareholders' Equity	$624,320	$619,089

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31

(000's omitted except per share data)	2006	2005

INTEREST INCOME
Interest and fees on loans	$8,430	$6,541
Interest and dividends on securities:
Taxable	883	852
Tax-exempt	207	244
Interest on federal funds sold	94	10

Total interest income	9,614	7,647

INTEREST EXPENSE
Deposits	3,241	1,800
Borrowings	507	458

Total interest expense	3,748	2,258

NET INTEREST INCOME	5,866	5,389
Provision for loan losses	400	269

Net interest income after
Provision for loan losses	5,466	5,120

NONINTEREST INCOME
Service charges on deposit accounts	831	785
Gain on sale of mortgage loans	163	182
Trust and investment services income	383	335
Loss on sale of securities	0	(111)
Other income and fees	420	395

Total noninterest income	1,797	1,586

NONINTEREST EXPENSE
Salaries and employee benefits	3,334	2,964
Occupancy	432	436
Furniture and equipment	508	544
Loan and collection	71	97
Advertising and promotional	153	127
Other operating expenses	1,071	925

Total noninterest expense	5,569	5,093

INCOME BEFORE TAXES	1,694	1,613
Federal income taxes	487	461

NET INCOME	$1,207	$1,152

Per share:
Net income - basic	$0.62	$0.61

Net income - diluted	$0.62	$0.61

Cash Dividends declared	$0.25	$0.24

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

	Three Months Ended March 31,

(000's omitted)	2006	2005

COMMON STOCK
Balance, beginning of period	$34,491	$33,110
Issuance of shares under
Director stock purchase plan &
Dividend reinvestment program (7,625 and 5,956 shares)	252	215
Stock repurchase (977 shares - 2006)	(32)	0
Stock options exercised (5,023 shares - 2006)	87	0

Balance, end of period	34,798	33,325

RETAINED EARNINGS
Balance, beginning of period	13,729	10,514
Net income	1,207	1,152
Cash dividends declared	(507)	(455)

Balance, end of period	14,429	11,211

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Balance, beginning of period	(1,325)	(655)
Change in unrealized gain (loss)
on securities, net of tax	(177)	(694)

Balance, end of period	(1,502)	(1,349)

TOTAL SHAREHOLDERS' EQUITY	$47,725	$43,187

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31

(000's omitted)	2006	2005

OPERATING ACTIVITIES:
Net income	$1,207	$1,152
Adjustments to reconcile net income to cash
Provided by Operating Activities:
Depreciation and amortization	119	347
Provision for loan losses	400	269
Loans originated for sale	(9,933)	(11,141)
Proceeds from the sale of loans	9,443	9,632
Loss on sale of securities	0	111
Gain on sales of loans	(163)	(182)
Net increase in bank owned life insurance	(63)	(41)
Net (increase) decrease in interest receivable & other assets	172	(236)
Net increase (decrease) in interest payable & other liabilities	177	(542)

Total Adjustments	152	(1,783)

Net Cash Provided By (Used In) Operating Activities	1,359	(631)

Cash Flows From Investing Activities:
Proceeds from maturities of securities - HTM	151	50
Proceeds from maturities of securities - AFS	5,427	0
Proceeds from calls of securities - HTM	0	2
Proceeds from calls of securities - AFS	985	5,195
Proceeds from sales of securities - AFS	0	14,039
Purchases of securities - HTM	(700)	(521)
Purchases of securities - AFS	(394)	(13,806)
Net increase in loans	(13,211)	(17,645)
Net cash from acquisition of WMFC	0	0
Acquisition of premises and equipment, net	(1,082)	(1,135)

Net Cash Provided By (Used in) Investing Activities	(8,824)	(13,821)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	5,911	(16,831)
Net increase (decrease) in borrowings	(1,517)	12,156
Purchase of advances from FHLB	4,000	19,400
Repayments of advances from FHLB	(4,000)	(9,900)
Net proceeds from stock issuance and purchase	307	215
Cash dividends	(507)	(455)

Net Cash Provided By (Used In) Financing Activities	4,194	4,585

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(3,271)	$(9,867)
CASH AND CASH EQUIVALENTS - BEGINNING	$31,077	$27,255

CASH AND CASH EQUIVALENTS - ENDING	$27,806	$17,388

CASH PAID FOR:
INTEREST	$3,674	$2,193
INCOME TAXES	$51	$450

See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,

(000's omitted)	2006	2005

Net Income	$1,207	$1,152
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising
during period	(177)	(767)
Less: reclassification adjustment for
gains/losses included in net income	(0)	(73)

Other comprehensive income (loss)	(177)	(694)

Comprehensive income	$1,030	$458

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements at December 31, 2005 and March 31, 2006 include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (“the Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

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

Stock Option Plans

The Nonemployee Director Stock Option Plan grants options to nonemployee directors to purchase the Corporation’s common stock on April 1 each year. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 7,392 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 66,635 shares in the aggregate may be outstanding at any one time.

The Employee Stock Option Plan grants options to eligible employees to purchase the Corporation’s common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 79,033 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price

Options outstanding at December 31, 2004	42,212	$30.80
Options granted 2005	735	35.00
Options forfeited 2005	(645)	32.97

Options outstanding at December 31, 2005	42,302	$30.84
Options exercised 2006	(5,023)	17.32

Options outstanding at March 31, 2006	37,279	$32.66

The aggregate intrinsic value of all options outstanding at March 31, 2006 was $59,000. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $5,000.

Three months ended March 31, 2006 Total unvested options Shares

Unvested options, beginning of period	13,686
Vested	(46)
Granted	0

Unvested options, end of period	13,640

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

Three months ended March 31, 2005

Proceeds of options exercised	$87
Related tax benefit recognized	0
Intrinsic value of options exercised	85

Options outstanding at March 31, 2006 were as follows:

	Outstanding		Exercisable

	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price

$20.01-$30.00	7,032	5.2	7,032	$23.28
$30.01-$40.00	29,982	7.4	16,342	$34.79
$40.01-$50.00	264	3.3	264	$40.91

Outstanding at period end	37,279	7.0	23,639	$33.54

No stock options were granted during the three months ended March 31, 2006.

The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company's common stock. The expected dividend yield is based on historical information.

Employment compensation expense under stock options is reported using the intrinsic value method. Beginning with the first quarter of 2006 stock-based compensation cost is reflected in net income, as required by Statement of Financial Accounting Standards No. 123R - Share based Payments. Prior to the first quarter of 2006, stock-based compensation cost was reflected as a footnote adjustment to net income, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. All options granted have an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

Compensation costs for all share-based plans were as follows:

Three months ended March 31, 2006
Stock Options

Compensation cost recognized in income	$4
Related tax benefit recognized	0

The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

Three months ended March 31, 2006
Stock Options

Remainder of 2006	$15
2007	16
2008	8

Total	$39

Weighted average life in years is 1.25.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (unaudited):

	Three months ended March 31,
(Dollars in thousands except per share data)	2006	2005

Net Income as Reported	$1,207	$1,152
Less: Value Determined Under Fair Value
Based Method (net of taxes)	4	2
Amount Expensed in the Period (net of taxes)	(4)	0

Pro Forma Net Income	$1,207	$1,150

Basic Earnings per Share as Reported	$0.62	$0.61
Pro Forma Basic Earnings per Share	$0.62	$0.61

Diluted Earnings per Share as Reported	$0.62	$0.61
Pro Forma Diluted Earnings per Share	$0.62	$0.61

Note 2.  Earnings Per Common Share

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Basic Earnings Per Common Share:
Numerator
Net Income	$1,207,000	$1,152,000

Denominator
Weighted average common shares
Outstanding	1,936,876	1,892,367

Basic earnings per common share	$0.62	$0.61

Diluted Earnings Per Common Share:
Numerator
Net Income	$1,207,000	$1,152,000

Denominator
Weighted average common shares
outstanding for basic earnings per
common share	1,936,876	1,892,367

Add: Dilutive effects of assumed
exercises of stock options	1,792	6,714

Weighted average common shares
and dilutive potential common
shares outstanding	1,938,668	1,899,080

Diluted earnings per common share	$0.62	$0.61

Stock options for 2,867 shares of common stock for the three-month period ended March 31, 2006 and stock options for 14,200 shares of common stock for the three-month period ended March 31, 2005 were not considered in computing diluted earnings per common share because they were not dilutive.

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

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As indicated in the income statement, earnings for the three months ended March 31, 2006 were $1,207,000 compared to $1,152,000 for the same period in 2005. Higher net interest income and increases in noninterest income, which were offset by increases in noninterest expense, contributed to the increase in net income. Net interest income was higher due to favorable increases in the prime rate and significantly higher loan balances during the first quarter of 2006 compared with the same period in 2005. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2006 the Corporation’s return on average assets (annualized) was 0.79% compared to 0.80% for the same period in 2005. Net income per share — basic and diluted was $0.62 in the first three months of 2006 compared to $0.61 net income per share – basic and diluted for the same period in 2005.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006 and 2005 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO 2005 INCREASE (DECREASE) DUE TO

(000'S OMITTED)	VOL	YIELD/ RATE	TOTAL

Taxable Securities	$(61)	$92	$31
Tax-Exempt Securities	(64)	8	(56)
Federal Funds Sold	41	43	84

Total Loans	740	1,144	1,884
Loans Held for Sale	(1)	4	3

Total Earning Assets	655	1,291	1,946

Interest Bearing Demand Deposits	(17)	285	268
Savings Deposits	(42)	(4)	(46)
Time CD's $100,000 and Over	556	356	912
Other Time Deposits	15	292	307
Other Borrowings	(102)	151	49

Total Interest Bearing Liabilities	410	1,080	1,490

Net Interest Income	$245	$211	$456

As indicated in Table 1, during the three months ended March 31, 2006, net interest income increased compared to the same period in 2005, principally because of the increase in loan interest income. Loan income increased due to increases in the prime rate and higher balances during the first three months of 2006 compared to the same period in 2005. Interest expenses increased compared to the first quarter of 2005 due to the increase in deposit pricing and deposit balances for the Corporation.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2006 and 2005 are shown in Table 2. Net interest income for the three months ended March 31, 2006 was $5,998,000, an increase of $456,000, or 8.2%, over the same period in 2005. Net interest margin increased due to favorable increases in the prime rate and loan volumes during the quarter. Management’s actions to reprice loans and deposits to improve the margin and short-term rate stability contributed substantially to the improvement during the first three months of 2006 compared to the first three months of 2005.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.

As indicated in Table 2, for the three months ended March 31, 2006, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.26% compared with 4.24% for the same period in 2005. This increase is attributable to the impact of higher loan volumes and repricing of variable rate instruments, which helped increase net interest income and increased the net interest margin. The Corporation’s net interest margin was also positively impacted by the Federal Reserve increasing interest rates during the first quarter in 2006.

Average earning assets increased 7.6% or approximately $40,331,000 comparing the first three months of 2006 to the same time period in 2005. Loans, the highest yielding component of earning assets, represented 78.3% of earning assets in 2006 compared to 75.7% in 2005. Average interest bearing liabilities increased 8.3% or $37,802,000 comparing the first three months of 2006 to the same time period in 2005. Non-interest bearing deposits amounted to 13.6% of average earning assets in the first three months of 2006 compared with 15.3% in the same time period of 2005.

Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2006, corresponding changes in funding costs will be considered to avoid potential negative impacts on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	THREE MONTHS ENDED MARCH 31,
	2006			2005
(000's omitted)(Annualized) ASSETS	AVERAGE BALANCE	INCOME EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INCOME/ EXPENSE	YIELD/ RATE

Securities:
U.S. Treasury and Government Agencies	$88,026	$852	3.93%	$96,108	$824	3.48%
State and Political (1)	21,817	314	5.84%	26,430	370	5.67%
Other	4,308	31	2.92%	3,305	28	3.44%

Total Securities	114,151	1,197	4.25%	125,843	1,222	3.94%
Fed Funds Sold	8,357	94	4.56%	1,648	10	2.46%
Loans:
Commercial	335,935	6,363	7.68%	292,461	4,730	6.56%
Tax Free (1)	4,538	73	6.52%	4,989	80	6.53%
Real Estate-Mortgage	35,751	654	7.42%	32,213	556	7.00%
Consumer	70,665	1,342	7.70%	71,849	1,182	6.67%

Total loans	446,889	8,432	7.65%	401,512	6,548	6.61%
Allowance for Loan Losses	(6,426)			(5,651)
Net Loans	440,463	8,432	7.76%	395,861	6,548	6.71%

Loans Held for Sale	1,354	23	6.89%	1,417	20	5.72%

TOTAL EARNING ASSETS	$570,751	$9,746	6.93%	$530,420	$7,800	5.96%

Cash Due from Banks	17,688			19,826
All Other Assets	37,385			35,589

TOTAL ASSETS	$619,398			$580,454

LIABILITIES & SHAREHOLDERS' EQUITY:
Deposits:
Interest bearing - DDA	$108,790	$591	2.20%	$114,965	$323	1.14%
Savings Deposits	105,353	317	1.22%	140,465	363	1.05%
Time CD's $100,000 and Over	125,158	1,316	4.26%	50,871	404	3.22%
Other Time CD's	110,606	1,017	3.73%	94,063	710	3.06%

Total Deposits	449,907	3,241	2.92%	400,364	1,800	1.82%
Other Borrowings	41,034	507	5.01%	52,775	458	3.52%

INTEREST BEARING LIABILITIES	$490,941	$3,748	3.10%	$453,139	$2,258	2.02%

Non-Interest bearing - DDA	77,418			81,049
All Other Liabilities	3,102			2,037
Shareholders' Equity	47,937			44,229

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$619,398			$580,454

Net Interest Rate Spread			3.83%			3.94%

Net Interest Income /Margin		$5,998	4.26%		$5,542	4.24%

(1) Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Allowance and Provision For Loan Losses

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. The Corporation's loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation's local markets may have a significant impact on the level of loan losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation's credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled "Non-Performing Assets."

The allowance for loan losses (ALL) reflects management's judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation's subsidiary banks' methodology in determining the adequacy of the ALL relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 2006, the ALL was $6,518,000, or 1.44% of total loans compared to $6,301,000, or 1.43%, at December 31, 2005, increasing the ALL $217,000 during the first quarter of 2006 but providing substantially the same coverage. Non performing loan levels, discussed later, decreased during the period and net charge-offs were nominal. Management believes that the allowance is appropriate given identified risk in the loan portfolio based on asset quality.

Table 3 below summarizes loan losses and recoveries for the first three months of 2006 and 2005. During the first three months of 2006, the Corporation experienced net charge-offs of $183,000 or .04% compared with net recoveries of $10,000 in the first three months of 2005. The provision for loan losses was $400,000 in the first three months of 2006 and $269,000 for the same time period in 2005 resulting principally from the growth in the loan portfolio during 2006 and charge-offs incurred.

Table 3  Analysis Of The Allowance For Loan Losses

	Three Months Ended March 31,
(000's omitted)	2006	2005

Balance at Beginning of Period	$6,301	$5,501

Charge-Offs:
Commercial, Financial and Agriculture	(138)	(15)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(72)	(43)

Total Charge-Offs	(210)	(58)
Recoveries:
Commercial, Financial and Agriculture	8	39
Real Estate-Mortgage	0	0
Installment Loans to Individuals	19	29

Total Recoveries	27	68

Net Charge-Offs	(183)	10
Provision	400	269

Balance at End of Period	$6,518	$5,780

Ratio of Net Charge-Offs to Gross Loans	0.04%	0.00%

Non-Interest Income

Non-interest income increased during the three months ended March 31, 2006 as compared to the same period in 2005, primarily due to the increase in service charges on deposits and an increase in trust and investment income. Overall non-interest income was $1,797,000 for the three months ended March 31, 2006 compared to $1,586,000 for the same period in 2005. These figures represent an increase of 13.3%. The income statement provides a detailed breakdown of the components of non-interest income.

The most significant category of non-interest income is service charges on deposit accounts. These fees were $831,000 in the first three months of 2006 compared to $785,000 for the same period of 2005. This represents an increase of 5.9%. The increases are attributable to increases in overdraft privilege service charges and regular deposit account service charges in the Banks. The increase was due to lower balances in deposit accounts and more customers using the overdraft privilege product during the first quarter of 2006.

Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $163,000 in the three months ended March 31, 2006 and $182,000 in the same period in 2005. In the first quarter of 2006 gain on the sale of mortgages decreased 10.4% over the same period in 2005, due to higher mortgage rates and slower real estate markets.

Trust and investment services income increased $48,000 (14.3%) in the first three months of 2006 compared to the same period in the prior year. The increase in fees is attributable to the increase in the average market value of assets under management, the increase in investment services at The State Bank, and an increase in West Michigan Community Bank trust and investment services fees.

The Banks did not sell any securities in the first quarter of 2006. Loss on sale of securities was $111,000 in the first three months of 2005, due to the Banks selling securities in the first quarter of 2005. The Banks took the loss to reposition their securities portfolios into higher yielding securities.

Other operating income increased $25,000 (6.3%) to $420,000 in the first three months of 2005 compared to $395,000 in the same time period in 2005. Other operating income increased due to the increase in debit card fees and an increase in the official check commissions in the first quarter of 2006.

Non-Interest Expense

Total non-interest expense increased 9.3% to $5,569,000 in the three months ended March 31, 2006, compared with $5,093,000 in the same period of 2005. This increase was largely attributable to an increase in salaries and benefits expense and other operating expenses for new bank branch offices.

Salary and benefit costs, the Corporation’s largest non-interest expense category, were $3,334,000 in the first three months of 2006, compared with $2,964,000, or an increase of 12.5%, for the same time period in 2005. Increased costs were primarily a result of a modest salary increase for employees and an increase in employee benefit costs and modest staffing increases.

Occupancy expenses at $432,000 decreased in the three months ended March 31, 2006 compared to the same period in 2005 by $4,000 or .9%. The decreases were attributable to a decrease in facility repairs and maintenance contracts expense.

During the three months ended March 31, 2006 furniture and equipment expenses were $508,000 compared to $544,000 for the same period in 2005, a decrease of 6.6%. The decreases in expenses were attributable to a decrease in equipment maintenance contracts and equipment depreciation.

Loan and collection expenses, at $71,000, were down $26,000 during the three months ended March 31, 2006 compared to the same time period in 2005. In the first quarter of 2006, loan and collection expense decreased 26.8% compared to the first quarter of 2005. The decrease was primarily attributable to a decrease in other loan expense relating to other real estate and decreases in other loan costs.

Advertising expenses were $153,000 in the three months ended March 31, 2006, up 20.5% compared with $127,000 for the same period in 2005. The increases were primarily due to the increase in media, shareholder and promotional expenses and free checking campaign in all of the subsidiary banks.

Other operating expenses were $1,071,000 in the three months ended March 31, 2006 compared to $925,000 in the same time period in 2005, an increase of $146,000 or 15.8%. The increases were attributable to an increase in the amount of correspondent bank service charges due to our Banks maintaining lower balances with such correspondent banks and an increase in other outside services and consulting expenses.

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

The Corporation’s total assets were $624 million at March 31, 2006 compared to total assets of $619 million at December 31, 2005. Loans comprised 72.5% of total assets at March 31, 2006 compared to 71.0% at December 31, 2005. Loans grew $13.0 million for the Corporation during the first quarter of 2006. The ratio of non-interest bearing deposits to total deposits remained steady at 14.5% for March 31, 2006 and December 31, 2005. Interest bearing deposit liabilities totaled $456 million at March 31, 2006 compared to $451 million at December 31, 2005. Total deposits increased $5.9 million with non-interest bearing demand deposits increasing $860,000 and interest bearing deposits increasing $5.1 million. Short-term borrowings decreased $1.5 million due to the increase in deposit volume. FHLB advance balances remained steady comparing the two periods. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by government securities. The repurchase agreements were leveraged against securities to increase net interest income.

Bank premises and equipment increased $733,000 to $15.4 million at March 31, 2006 compared to $14.6 million at December 31, 2005. The increase was due to the branch construction project in process at one of the Bank subsidiaries.

Non-Performing Assets

Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 4 reflects the levels of these assets at March 31, 2006 and December 31, 2005.

Non-performing assets decreased at March 31, 2006 compared to December 31, 2005. This decrease was primarily due to a decrease in Other Real Estate, which decreased due to the sale of a residential property (acquired in foreclosure) in the first three months of 2005. The property was sold by our Bank on a land contract. One residential property comprises of the entire $102,000 REO-in-Redemption balance. Marketability of this property is dependent on the real estate market. Renegotiated loans decreased significantly due to the resolution of the restructure of two SBA guaranteed loans from 2005. Non-performing loans increased as compared to December 31, 2005 due to a $96,000 increase in non-accrual loans.

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

Table 4 —   Non-Performing Assets and Past Due Loans

	March 31, 2006	December 31, 2005

Non-Performing Loans:
Loans Past Due 90 Days or More & Still
Accruing	$71	$80
Non-Accrual Loans	1,572	1,476
Renegotiated Loans	440	1,401

Total Non-Performing Loans	2,083	2,957

Other Non-Performing Assets:
Other Real Estate	0	500
REO in Redemption	102	0
Other Non-Performing Assets	25	6

Total Other Non-Performing Assets	127	506

Total Non-Performing Assets	$2,210	$3,463

Non-Performing Loans as a % of
Total Loans	0.46%	0.67%
Allowance for Loan Losses as a % of
Non-Performing Loans	312.91%	213.09%
Accruing Loans Past Due 90 Days or
More to Total Loans	0.02%	0.02%
Non-performing Assets as a % of
Total Assets	0.35%	0.56%

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first quarter of 2006. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $5.8 million since December 31, 2005 due to the calls of securities and the increase in loan demand. The Corporation has decided to invest the excess funds, from the call of these securities, in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

The Corporation had cash flows from financing activities resulting primarily from the decrease of borrowings and increase of demand and savings deposits. In the first three months of 2006, these borrowings decreased $1,517,000 while these deposits increased $5,911,000. Cash used by investing activities was $8,824,000 in first three months of 2006 compared to cash used of $13,821,000 in first three months of 2005. The change in investing activities was due to the increase in the origination of loans in the first three months of 2006 compared to the first three months of 2005.

Capital Management

Total shareholders’ equity increased 1.8% to $47,725,000 at March 31, 2006 compared with $46,895,000 at December 31, 2005. The Corporation’s equity to asset ratio remained steady at 7.6% at March 31, 2006 and December 31, 2005. The increase in the amount of capital resulted primarily from net income, partially offset by dividends declared.

As indicated on the balance sheet at December 31, 2005, the Corporation had an accumulated other comprehensive loss of $1,325,000 compared to accumulated other comprehensive loss at March 31, 2006 of $1,502,000. The increase in the loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

Regulatory Capital Requirements

Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 5, at March 31, 2006 and at December 31, 2005, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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

Table 5

	Capital Ratios

	Regulatory Minimum	Fentura Financial, Inc.
	For "Well Capitalized"	March 31, 2006	December 31, 2005	March 31, 2005
Total Capital to risk
Weighted assets	10%	11.84%	11.40%	11.22%
Tier 1 Capital to risk
Weighted assets	6%	10.61%	10.20%	10.01%
Tier 1 Capital to average
Assets	5%	8.89%	8.70%	8.35%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 53 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2006, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2006 compared to 2005.

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

Table 6 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2006, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 6 GAP Analysis — March 31, 2006

(000's omitted)	Within Three Months	Three Months to One Year	One to Five Years	After Five Years	Total

Earning Assets:
Federal Funds Sold	$8,650	$0	$0	$0	$8,650
Securities	19,860	19,753	51,518	17,481	108,612
Loans	68,820	97,855	224,598	61,111	452,384
Loans Held for Sale	1,695	0	0	0	1,695
FHLB Stock	2,300	0	0	0	2,300

Total Earning Assets	$101,325	$117,608	$276,116	$78,592	$573,641

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$105,391	$0	$0	$0	$105,391
Savings Deposits	$118,882	0	0	0	118,882
Time Deposits Less than $100,000	17,525	47,989	33,258	186	98,958
Time Deposits Greater than $100,000	42,571	44,089	46,422	0	133,082
Short term borrowings	20	0	0	0	20
Other Borrowings	15	2,000	11,060	1,114	14,189
Repurchase agreements	0	0	10,000	0	10,000
Subordinated debentures	0	0	14,000	0	14,000

Total Interest Bearing Liabilities	$284,404	$94,078	$114,740	$1,300	$494,522

Interest Rate Sensitivity GAP	($183,079)	$23,530	$161,376	$77,292	$79,119
Cumulative Interest Rate
Sensitivity GAP	($183,079)	($159,549)	$1,827	$79,119
Interest Rate Sensitivity GAP	(0.36)	1.25	2.41	60.46
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.36)	(0.58)	(1.00)	1.16

As indicated in Table 6, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates continue to increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at March 31, 2006 and the change in net interest margin for the three months ended March 31, 2006 compared to the same time period in 2005. At March 31, 2006 the Corporation was negatively gapped through one year and since that time interest rates have increased further, yet net interest margin increased when the first three months of 2006 is compared to the same period in 2005. This occurred because certain deposit categories, specifically interest bearing demand and savings deposits, repriced at the same time but not at the same level as the asset portfolios resulting in an increase in net interest margin. In addition to GAP analysis, the Corporation, as a part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin as a result of a rising interest rate environment.

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

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Quarterly Report was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings. - None

Item 1A.	Risk Factors - There have been no material changes in the risk factors applicable to the Company from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds. - None

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

Dated: May 12, 2006 Dated: May 12, 2006	Fentura Financial Inc. /S/ Donald L. Grill —————————————— Donald L. Grill President & CEO /S/ Douglas J. Kelley —————————————— Douglas J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.