Form 10-Q
period 2006-06-30
FENTURA FINANCIAL INC
filed 2006-08-11
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 000-23550
Fentura Financial, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-2806518
(State or other jurisdiction of	(IRS Employee Identification No.)
incorporation or organization)
175 N Leroy, P.O. Box 725, Fenton, Michigan 48430
(Address of Principal Executive Offices)
(810) 629-2263
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes     ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 1, 2006

Class — Common Stock	Shares Outstanding — 2,142,496

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
     Fentura Financial, Inc.
     Consolidated Balance Sheets

	June 30,	Dec 31,
	2006	2005
(000's omitted except share data)	(unaudited)

ASSETS
Cash and due from banks	$19,346	$21,327
Federal funds sold	6,900	9,750

Total cash & cash equivalents	26,246	31,077
Securities-available for sale	92,646	99,542
Securities-held to maturity, (fair value of $16,734 at June 30, 2006 and $14,672 at December 31, 2005)	16,958	14,851

Total securities	109,604	114,393
Loans held for sale	679	1,042
Loans:
Commercial	265,097	254,498
Real estate loans — construction	87,908	76,386
Real estate loans — mortgage	37,076	37,627
Consumer loans	66,896	70,845

Total loans	456,977	439,356
Less: Allowance for loan losses	(6,682)	(6,301)

Net loans	450,295	433,055
Bank Owned Life Insurance	6,683	6,579
Bank premises and equipment	16,665	14,617
Federal Home Loan Bank stock	2,432	2,300
Accrued interest receivable	2,837	2,676
Goodwill	7,955	7,955
Acquisition intangibles	912	1,075
Other assets	4,857	4,320

Total assets	$629,165	$619,089

LIABILITIES
Deposits:
Non-interest bearing deposits	$77,463	$76,792
Interest bearing deposits	456,937	451,262

Total deposits	534,400	528,054
Short term borrowings	6,565	1,537
Federal Home Loan Bank Advances	12,130	14,228
Repurchase Agreements	10,000	10,000
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	4,026	4,375

Total liabilities	581,121	572,194

SHAREHOLDERS’ EQUITY
Common stock — no par value
2,142,496 shares issued (1,931,297 at Dec. 31, 2005)	41,810	34,491
Retained earnings	8,358	13,729
Accumulated other comprehensive income (loss)	(2,124)	(1,325)

Total shareholders’ equity	48,044	46,895

Total Liabilities and Shareholders’ Equity	$629,165	$619,089

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(000's omitted except per share data)	2006	2005	2006	2005

INTEREST INCOME
Interest and fees on loans	$8,852	$7,226	$17,282	$13,767
Interest and dividends on securities:
Taxable	852	811	1,735	1,663
Tax-exempt	196	233	403	477
Interest on federal funds sold	79	8	173	18

Total interest income	9,979	8,278	19,593	15,925

INTEREST EXPENSE
Deposits	3,594	2,111	6,835	3,911
Borrowings	540	479	1,047	937

Total interest expense	4,134	2,590	7,882	4,848

NET INTEREST INCOME	5,845	5,688	11,711	11,077
Provision for loan losses	240	329	640	598

Net interest income after Provision for loan losses	5,605	5,359	11,071	10,479

NON-INTEREST INCOME
Service charges on deposit accounts	950	879	1,760	1,664
Gain on sale of mortgage loans	157	166	320	348
Trust and investment services income	417	294	800	588
Gain (Loss) on sale of securities	0	1	0	(110)
Other income and fees	364	427	800	864

Total non-interest income	1,888	1,767	3,680	3,354

NON-INTEREST EXPENSE
Salaries and employee benefits	3,313	3,003	6,641	5,967
Occupancy	510	420	943	884
Furniture and equipment	551	536	1,059	1,080
Loan and collection	84	99	155	168
Advertising and promotional	201	229	354	356
Other operating expenses	1,033	1,011	2,125	1,937

Total non-interest expense	5,713	5,298	11,277	10,392

INCOME BEFORE TAXES	1,780	1,828	3,474	3,441
Federal income taxes	522	535	1,009	995

NET INCOME	$1,258	$1,293	$2,465	$2,446

Per share: (adjusted for 10% stock dividend payable August 4, 2006)
Net income — basic	$0.59	$0.62	$1.15	$1.17

Net income — diluted	$0.59	$0.62	$1.15	$1.17

Cash Dividends declared	$0.23	$0.22	$0.45	$0.44

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Six Months Ended
	June 30,
(000's omitted)	2006	2005

COMMON STOCK
Balance, beginning of period	$34,491	$33,110
Issuance of shares under Stock dividend (194,772 shares)	6,846	0
Director stock purchase plan & Dividend reinvestment program (12,381 and 8,919 shares)	418	357
Stock repurchase (977 shares — 2006)	(32)	0
Stock options exercised (5,023 shares - 2006)	87	0

Balance, end of period	41,810	33,467

RETAINED EARNINGS
Balance, beginning of period	13,729	10,514
Net income	2,465	2,446
Stock dividend (194,772 shares)	(6,846)	0
Cash dividends declared	(990)	(912)

Balance, end of period	8,358	12,048

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(1,325)	(655)
Change in unrealized gain (loss) on securities, net of tax	(799)	(184)

Balance, end of period	(2,124)	(839)

TOTAL SHAREHOLDERS’ EQUITY	$48,044	$44,676

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(000's omitted)	2006	2005

OPERATING ACTIVITIES:
Net income	$2,465	$2,446
Adjustments to reconcile net income to cash Provided by Operating Activities:
Depreciation and amortization	872	568
Provision for loan losses	640	598
Loans originated for sale	(19,997)	(19,995)
Proceeds from the sale of loans	20,680	18,208
Loss on sale of securities	0	110
Gain on sales of loans	(320)	(348)
Net increase in bank owned life insurance	(104)	(80)
Net (increase) decrease in interest receivable & other assets	(698)	(146)
Net increase (decrease) in interest payable & other liabilities	141	139

Total Adjustments	1,214	(946)

Net Cash Provided By (Used In) Operating Activities	3,679	1,500

Cash Flows From Investing Activities:
Proceeds from maturities of securities — HTM	761	770
Proceeds from maturities of securities — AFS	8,799	0
Proceeds from calls of securities — HTM	925	98
Proceeds from calls of securities — AFS	985	12,357
Proceeds from sales of securities — AFS	0	14,039
Purchases of securities — HTM	(3,802)	(701)
Purchases of securities — AFS	(4,209)	(16,453)
Purchase of FHLB stock	(132)	0
Net increase in loans	(17,880)	(29,485)
Acquisition of premises and equipment, net	(2,793)	(1,184)

Net Cash Provided By (Used in) Investing Activities	(17,347)	(20,559)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	6,346	12,042
Net increase (decrease) in borrowings	5,028	3,184
Purchase of advances from FHLB	4,000	28,900
Repayments of advances from FHLB	(6,020)	(29,418)
Net proceeds from stock issuance and purchase	473	357
Cash dividends	(990)	(912)

Net Cash Provided By (Used In) Financing Activities	8,837	14,153

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(4,831)	$(4,906)
CASH AND CASH EQUIVALENTS — BEGINNING	$31,077	$27,255

CASH AND CASH EQUIVALENTS — ENDING	$26,246	$22,349

CASH PAID FOR:
INTEREST	$7,899	$4,757
INCOME TAXES	$1,435	$1,060
See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000's Omitted)	2006	2005	2006	2005

Net Income	$1,258	$1,293	$2,465	$2,446
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	(622)	510	(799)	(257)
Less: reclassification adjustment for gains/losses included in net income	0	1	0	(73)

Other comprehensive income (loss)	(622)	509	(799)	(184)

Comprehensive income	$636	$1,802	$1,666	$2,262

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements at December 31, 2005 and June 30, 2006 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.
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
Stock Option Plans
The Nonemployee Director Stock Option Plan grants options to nonemployee directors to purchase the Corporation’s common stock on April 1 each year. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 8,131 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,967 shares in the aggregate may be outstanding at any one time.
The Employee Stock Option Plan grants options to eligible employees to purchase the Corporation’s common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 89,936 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the plan.
The following table summarizes stock option activity (adjusted for the 10% stock dividend payable August 4, 2006):

	Number of	Weighted
	Options	Average Price
Options outstanding at December 31, 2004	46,433	$28.00
Options granted 2005	809	31.82
Options forfeited 2005	(710)	29.97

Options outstanding at December 31, 2005	46,532	$28.04
Options exercised 2006	(5,525)	15.74

Options outstanding at June 30, 2006	41,007	$29.69

The aggregate intrinsic value of all options outstanding at June 30, 2006 was $93,000. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $44,000.

Six months ended
June 30, 2006
Total unvested options
Shares
Unvested options, beginning of period	15,055
Vested	(3,864)
Granted	0

Unvested options, end of period	11,191

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

Six months ended
(000's omitted)	June 30, 2006
Proceeds of options exercised	$87
Related tax benefit recognized	0
Intrinsic value of options exercised	85

Options outstanding at June 30, 2006 were as follows (adjusted for the 10% stock dividend payable August 4, 2006):

	Outstanding		Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
		Contractual		Exercise
	Shares	Life	Shares	Price
$1.00-$20.00	668	1.8	668	$19.28
$20.01-$30.00	22,072	6.4	10,880	$24.48
$30.01-$40.00	18,268	7.3	18,268	$34.44
$40.01-$50.00	0	0	0

Outstanding at period end	41,007	6.7	29,816	$30.47

No stock options were granted during the six months ended June 30, 2006.
The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.
Employment compensation expense under stock options is reported using the intrinsic value method. Beginning with the first quarter of 2006 stock-based compensation cost is reflected in net income, as required by Statement of Financial Accounting Standards No. 123R — Share based Payments. Prior to the first quarter of 2006, stock-based compensation cost was reflected as a footnote adjustment to net income, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. All options granted have an exercise price equal to or greater than the market price of the underlying common stock at date of grant.
Compensation costs for all share-based plans were as follows:

	June 30, 2006
	Three	Six
Stock Options: (000's omitted)	Months Ended	Months Ended
Compensation cost recognized in income	$4	$8
Related tax benefit recognized	0	0
The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

Stock
(000's omitted)	Options
Remainder of 2006	$11
2007	16
2008	8

Total	$35

Weighted average life in years is 1.25.

The following table illustrates the effect on net income and earnings per share, adjusted for the 10% stock dividend payable August 4, 2006, if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2006	2005	2006	2005

Net Income as Reported	$1,258	$1,293	$2,465	$2,446
Less: Value Determined Under Fair Value Based Method (net of taxes)	4	2	8	4
Amount Expensed in the Period (net of taxes)	(4)	0	(8)	0

Pro Forma Net Income	$1,258	$1,291	$2,465	$2,442

Basic Earnings per Share as Reported	$0.59	$0.62	$1.15	$1.17
Pro Forma Basic Earnings per Share	$0.59	$0.62	$1.15	$1.17

Diluted Earnings per Share as Reported	$0.59	$0.62	$1.15	$1.17
Pro Forma Diluted Earnings per Share	$0.59	$0.62	$1.15	$1.17
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation has not completed its evaluation of the impact of the adoption of FIN 48.

Note 2. Earnings Per Common Share
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share, adjusted for the 10% stock dividend payable August 4, 2006, are presented below for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic Earnings Per Common Share:
Numerator
Net Income	$1,258,000	$1,293,000	$2,465,000	$2,446,000

Denominator
Weighted average common shares Outstanding	2,137,592	2,087,443	2,133,926	2,084,537

Basic earnings per common share	$0.59	$0.62	$1.15	$1.17

Diluted Earnings Per Common Share:
Numerator
Net Income	$1,258,000	$1,293,000	$2,465,000	$2,446,000

Denominator
Weighted average common shares Outstanding for basic earnings per Common share	2,137,592	2,087,443	2,133,926	2,084,537

Add: Dilutive effects of assumed exercises of stock options	4,662	6,425	4,520	6,909

Weighted average common shares and dilutive potential common shares outstanding	2,142,254	2,093,868	2,138,446	2,094,446

Diluted earnings per common share	$0.59	$0.62	$1.15	$1.17

Stock options for 15,428 shares and 16,694 shares of common stock for the three and six month period ended June 30, 2006 and stock options for 14,935 shares and 14,813 shares of common stock for the three and six month period ended June 30, 2005 were not considered in computing diluted earnings per common share because they were not dilutive.
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
As indicated in the income statement, earnings for the three months and six months ended June 30, 2006 were $1,258,000 and $2,465,000 respectively compared to $1,293,000 and $2,446,000 for the same period in 2005. Higher net interest income and increases in noninterest income, which were partially offset by increases in noninterest expense, contributed to the slight increase in net income. Net interest income was higher due to favorable increases in the prime rate and significantly higher loan balances during the first half of 2006 compared with the same period in 2005. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets. Second quarter net interest income decreased .40% compared to the first quarter of 2006, due to higher deposit costs. The provision for loan losses was reduced comparing the quarters. Also, increases in noninterest expense outweighed the increase in noninterest income, which all combined to contribute a 4.2% increase in net income from the first to second quarter, 2006.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the six months ended June 30, 2006 the Corporation’s return on average assets (annualized) was 0.79% compared to 0.84% for the same period in 2005. Net income per share, adjusted for the 10% stock dividend payable August 4, 2006, — basic and diluted was $1.15 in the first six months of 2006 compared to $1.17 net income per share — basic and diluted for the same period in 2005.
Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006 and 2005 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	SIX MONTHS ENDED
	JUNE 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000'S OMITTED)	VOL	RATE	TOTAL

Taxable Securities	$(85)	$157	$72
Tax-Exempt Securities	(121)	9	(112)
Federal Funds Sold	69	86	155

Total Loans	1,367	2,146	3,513
Loans Held for Sale	(9)	5	(4)

Total Earning Assets	1,221	2,403	3,624

Interest Bearing Demand Deposits	(36)	577	541
Savings Deposits	(150)	91	(59)
Time CD’s $100,000 and Over	995	88	1,083
Other Time Deposits	336	1,023	1,359
Other Borrowings	(213)	323	110

Total Interest Bearing Liabilities	932	2,102	3,034

Net Interest Income	$289	$301	$590

As indicated in Table 1, during the six months ended June 30, 2006, net interest income increased compared to the same period in 2005, principally because of the increase in loan interest income. Loan income increased due to increases in the prime rate and higher balances during the first six months of 2006 compared to the same period in 2005. Interest expenses increased compared to the first six months of 2005 due to the increase in deposit pricing and deposit balances for the Corporation.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the six months ended June 30, 2006 and 2005 are shown in Table 2. Net interest income for the six months ended June 30, 2006 was $11,967,000, an increase of $590,000, or 5.2%, over the same period in 2005. Net interest margin decreased due to higher deposit and borrowing costs during the first half of 2006. Management’s actions to reprice deposits were made to adjust pricing to be competitive in the markets and the very limited ability to reprice loans tied to Prime Rate during the first half of 2006 has contributed substantially to the decline during the first half of 2006 compared to the first half of 2005.
Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.
As indicated in Table 2, for the six months ended June 30, 2006, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.22% compared with 4.29% for the same period in 2005. This decrease is attributable to the impact of higher deposit and borrowing costs that out paced loan repricing.

Average earning assets increased 6.9% or approximately $37,083,000 comparing the first half of 2006 to the same time period in 2005. Loans, the highest yielding component of earning assets, represented 78.8% of earning assets in 2006 compared to 76.7% in 2005. Average interest bearing liabilities increased 7.5% or $34,240,000 comparing the first half of 2006 to the same time period in 2005. Non-interest bearing deposits amounted to 13.5% of average earning assets in the first half of 2006 compared with 15.2% in the same time period of 2005.
As indicated in Table 3, for the three months ended June 30, 2006, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.17% compared with 4.26% for the same period in 2005. This decrease is attributable to the impact of higher deposit repricing and borrowing costs that out paced loan repricing of variable rate instruments.
Average earning assets increased 4.5% or approximately $24,716,000 comparing the second quarter of 2006 to the same time period in 2005. Loans, the highest yielding component of earning assets, represented 79.4% of earning assets in 2006 compared to 77.6% in 2005. Average interest bearing liabilities increased 4.7% or $22,119,000 comparing the second quarter of 2006 to the same time period in 2005. Non-interest bearing deposits amounted to 13.5% of average earning assets in the second quarter of 2006 compared with 15.0% in the same time period of 2005.
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

Table 2 Average Balance and Rates

	SIX MONTHS ENDED JUNE 30,
	2006			2005
(000's omitted)(Annualized)	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
ASSETS	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

Securities:
U.S. Treasury and Government Agencies	$86,522	$1,676	3.91%	$94,744	$1,629	3.47%
State and Political (1)	21,487	611	5.73%	25,803	723	5.65%
Other	4,441	59	2.68%	1,115	34	6.15%

Total Securities	112,450	2,346	4.21%	121,662	2,386	3.95%
Fed Funds Sold	7,341	173	4.75%	1,515	18	2.40%
Loans:
Commercial	341,248	13,104	7.74%	300,339	9,983	6.70%
Tax Free (1)	4,467	142	6.43%	4,951	158	6.44%
Real Estate-Mortgage	35,962	1,333	7.47%	33,457	1,199	7.23%
Consumer	69,658	2,705	7.83%	71,819	2,431	6.83%

Total loans	451,335	17,284	7.72%	410,566	13,771	6.76%
Allowance for Loan Losses	(6,538)			(5,773)
Net Loans	444,797	17,284	7.84%	404,793	13,771	6.86%

Loans Held for Sale	1,315	46	7.05%	1,615	50	6.24%

TOTAL EARNING ASSETS	$572,441	$19,849	6.99%	$535,358	$16,225	6.11%

Cash Due from Banks	17,326			19,048
All Other Assets	37,715			35,829

TOTAL ASSETS	$620,944			$584,462

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$105,573	$1,180	2.25%	$111,865	$639	1.15%
Savings Deposits	102,978	623	1.22%	131,955	682	1.04%
Time CD’s $100,000 and Over	126,068	2,866	4.58%	65,693	1,083	3.22%
Other Time CD’s	116,482	2,166	3.75%	95,253	1,507	3.19%

Total Deposits	451,101	6,835	3.06%	404,766	3,911	1.95%
Other Borrowings	40,966	1,047	5.15%	53,061	937	3.56%

INTEREST BEARING LIABILITIES	$492,067	$7,882	3.23%	$457,827	$4,848	2.14%

Non-Interest bearing — DDA	77,536			81,483
All Other Liabilities	3,260			1,507
Shareholders’ Equity	48,081			43,645

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$620,944			$584,462

Net Interest Rate Spread			3.76%			3.98%

Net Interest Income /Margin		$11,967	4.22%		$11,377	4.29%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED JUNE 30,
	2006			2005
(000's omitted)(Annualized)	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
ASSETS	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

Securities:
U.S. Treasury and Government Agencies	$84,493	$824	3.91%	$93,294	$796	3.42%
State and Political (1)	21,608	297	5.51%	25,154	353	5.63%
Other	4,240	28	2.65%	1,186	15	5.07%

Total Securities	110,341	1,149	4.18%	119,634	1,164	3.90%
Fed Funds Sold	6,335	79	5.00%	1,387	8	2.31%
Loans:
Commercial	346,505	6,740	7.80%	314,742	5,251	6.72%
Tax Free (1)	4,397	70	6.36%	4,914	78	6.37%
Real Estate-Mortgage	36,170	679	7.53%	34,686	644	7.45%
Consumer	68,662	1,364	7.97%	71,790	1,249	6.98%

Total loans	455,734	8,853	7.79%	426,132	7,222	6.80%
Allowance for Loan Losses	(6,650)			(5,894)
Net Loans	449,084	8,853	7.91%	420,238	7,222	6.89%

Loans Held for Sale	1,277	23	7.22%	1,818	30	6.62%

TOTAL EARNING ASSETS	$573,687	$10,104	7.06%	$548,971	$8,424	6.15%

Cash Due from Banks	16,967			19,333
All Other Assets	38,470			36,288

TOTAL ASSETS	$622,474			$598,698

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$102,391	$588	2.30%	$113,832	$334	1.18%
Savings Deposits	100,627	306	1.22%	124,571	318	1.02%
Time CD’s $100,000 and Over	126,968	1,544	4.88%	79,843	679	3.41%
Other Time CD’s	122,296	1,156	3.79%	98,904	780	3.16%

Total Deposits	452,282	3,594	3.19%	417,150	2,111	2.03%
Other Borrowings	40,899	540	5.30%	53,912	479	3.56%

INTEREST BEARING LIABILITIES	$493,181	$4,134	3.36%	$471,062	$2,590	2.21%

Non-Interest bearing — DDA	77,653			82,119
All Other Liabilities	3,417			1,678
Shareholders’ Equity	48,223			43,839

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$622,474			$598,698

Net Interest Rate Spread			3.70%			3.94%

Net Interest Income /Margin		$5,970	4.17%		$5,834	4.26%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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
The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s subsidiary banks’ methodology in determining the adequacy of the ALL relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 2006, the ALL was $6,682,000, or 1.46% of total loans compared to $6,301,000, or 1.43%, at December 31, 2005, increasing the ALL $381,000 during the first half of 2006. Non performing loan levels, discussed later, decreased during the period and net charge-offs have increased from $103,000 during the first six months of 2005 compared with $259,000 during the first half of 2006. This increase in net charge-offs and the increase in loan balances has justified the 6% increase in the allowance for loan losses. Management believes that the allowance is appropriate given identified risk in the loan portfolio based on asset quality.
Table 4 below summarizes loan losses and recoveries for the first six months of 2006 and 2005. During the first six months of 2006, the Corporation experienced net charge-offs of $259,000 or .06% compared with net charge-offs of $103,000 in the first six months of 2005. The provision for loan losses was $640,000 in the first six months of 2006 and $598,000 for the same time period in 2005 resulting principally from the growth in the loan portfolio during 2006 and charge-offs incurred.

Table 4 Analysis Of The Allowance For Loan Losses

	Six Months Ended June 30,
(000's omitted)	2006	2005

Balance at Beginning of Period	$6,301	$5,501

Charge-Offs:
Commercial, Financial and Agriculture	(172)	(37)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(135)	(167)

Total Charge-Offs	(307)	(204)
Recoveries:
Commercial, Financial and Agriculture	15	47
Real Estate-Mortgage	0	0
Installment Loans to Individuals	33	54

Total Recoveries	48	101

Net Charge-Offs	(259)	(103)
Provision	640	598

Balance at End of Period	$6,682	$5,996

Ratio of Net Charge-Offs to Gross Loans	0.06%	0.02%

Non-Interest Income
Non-interest income increased during the six months ended June 30, 2006 as compared to the same period in 2005, primarily due to the increase in service charges on deposits and an increase in trust and investment income. Overall non-interest income was $3,659,000 for the six months ended June 30, 2006 compared to $3,354,000 for the same period in 2005.
Non-interest income increased 6.8% from the second quarter of 2006 compared to the second quarter of 2005. These figures represent an increase of 9.1%. The income statement provides a detailed breakdown of the components of non-interest income and the explanations for the components are in the following paragraphs.
The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,773,000 in the first six months of 2006 compared to $1,664,000 for the same period of 2005. This represents an increase of 6.6%. The increases are attributable to increases in overdraft privilege service charges and regular deposit account service charges in the Banks. The increase was due to lower balances in deposit accounts and more customers using the overdraft privilege product during the second quarter of 2006.
Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market were $320,000 in the six months ended June 30, 2006 and $348,000 in the same period in 2005. In the second quarter of 2006, gain on the sale of mortgages decreased 5.4% over the same period in 2005, due to higher mortgage rates and slower real estate markets.
Trust and investment services income increased $212,000 (36.1%) in the first six months of 2006 compared to the same period in the prior year. The increase in fees is attributable to the increase in the average market value of assets under management, the increase in investment services at The State Bank, and an increase in West Michigan Community Bank trust and investment services fees.
The Banks did not sell any securities in the first six months of 2006. Loss on sale of securities was $110,000 in the first six months of 2005, due to the Banks selling securities in the first quarter of 2005. The Banks took the loss to reposition their securities portfolios into higher yielding securities.

Other operating income decreased $98,000 (11.3%) to $766,000 in the first six months of 2006 compared to $864,000 in the same time period in 2005. Other operating income decreased due to the write-off of fixed assets connected with the closing of the Bank affiliate branch, an increase in debit card fees and an increase in the official check commissions in the first six months of 2006.
Non-Interest Expense
Total non-interest expense increased 8.3% to $11,256,000 in the six months ended June 30, 2006, compared with $10,392,000 in the same period of 2005. This increase was largely attributable to an increase in salaries and benefits expense and other operating expenses for new bank branch offices.
Total non-interest expense increased 7.8% to $5,713,000 in the second quarter ended June 30, 2006, compared with $5,298,000 in the same period of 2005. This increase was largely attributable to an increase in salaries and benefits expense and other operating expenses for new bank branch offices.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $6,641,000 in the first six months of 2006, compared with $5,967,000, or an increase of 11.3%, for the same time period in 2005. Increased costs were primarily a result of a modest salary increase for employees and an increase in employee benefit costs and modest staffing increases.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $3,307,000 in the second quarter of 2006, compared with $3,003,000, or an increase of 10.1%, for the same time period in 2005. Increased costs were primarily a result of a modest salary increase for employees and an increase in employee benefit costs and modest staffing increases.
Occupancy expenses, at $943,000, increased in the six months ended June 30, 2006 compared to the same period in 2005 by $59,000 or 6.7%. The increases were attributable to the opening of Bank affiliate’s branch, offset by a decrease in facility repairs and maintenance contracts expense.
Occupancy expenses, at $511,000, increased in the second quarter of June 30, 2006 compared to the same period in 2005 by $91,000 or 21.7%. The increases were attributable to the additional operating and building depreciation expenses for the Bank affiliate’s new branch.
During the six months ended June 30, 2006, furniture and equipment expenses were $1,059,000 compared to $1,080,000 for the same period in 2005, a decrease of 1.9%. The decreases in expenses were attributable to a decrease in equipment maintenance contracts and equipment depreciation.
During the three months ended June 30, 2006, furniture and equipment expenses were $551,000 compared to $536,000 for the same period in 2005, an increase of 2.8%. The increases in expenses were attributable to an increase in equipment depreciation in connection to the completion and opening of the new bank branches.
Loan and collection expenses, at $155,000, were down $13,000 during the six months ended June 30, 2006 compared to the same time period in 2005. In the second quarter of 2006, loan and collection expense decreased 15.2% compared to the second quarter of 2005. The decrease was primarily attributable to a decrease in other loan expense relating to other real estate and decreases in other loan costs.
Advertising expenses of $354,000 in the six months ended June 30, 2006, slightly down compared with $356,000 for the same period in 2005. The decrease was primarily due to minor decreases in media, shareholder and promotional expenses and free checking campaign in all of the subsidiary banks.

Advertising expenses of $201,000 in the second quarter of 2006, decreased 12.2% compared with $229,000 for the same period in 2005. The decrease was primarily due to moderate cost control measures in media, shareholder and promotional expenses and free checking campaign in all of the subsidiary banks.
Other operating expenses were $2,104,000 in the six months ended June 30, 2006 compared to $1,937,000 in the same time period in 2005, an increase of $167,000 or 8.6%. Other operating expenses for the three months ended June 30, 2006 increased 2.2% compared to the same time period in 2005. The increases were attributable to an increase in the amount of correspondent bank service charges due to our Banks maintaining lower balances with such correspondent banks and an increase in other outside services and consulting expenses.
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
The Corporation’s total assets were $629 million at June 30, 2006 compared to total assets of $619 million at December 31, 2005. Loans comprised 72.6% of total assets at June 30, 2006 compared to 71.0% at December 31, 2005. Loans grew $17.6 million during the first six months of 2006. The ratio of non-interest bearing deposits to total deposits remained steady at 14.5% at June 30, 2006 and December 31, 2005. Interest bearing deposit liabilities totaled $457 million at June 30, 2006 compared to $451 million at December 31, 2005. Total deposits increased $6.3 million with non-interest bearing demand deposits increasing $671,000 and interest bearing deposits increasing $5.6 million. Short-term borrowings increased $5.0 million due to the increase in loan volume. FHLB advance balances decreased $2.1 million with the repayments of matured advances comparing the two periods. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by government securities. The repurchase agreements were leveraged against securities to increase net interest income.
Bank premises and equipment increased $2,048,000 to $16.7 million at June 30, 2006 compared to $14.6 million at December 31, 2005. The increase was due to the completion of the branch construction project at one of the Bank subsidiaries.
Non-Performing Assets
Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 5 reflects the levels of these assets at June 30, 2006 and December 31, 2005.
Non-performing assets decreased at June 30, 2006 compared to December 31, 2005. This decrease was primarily due to decreases in Renegotiated Loans and Other Real Estate, which decreased due to the sale of a residential property (acquired in foreclosure). REO-in-Redemption increased in the second quarter of 2006. The Other Real Estate property was sold by subsidiary bank on a land contract. REO-in-Redemption balance is comprised of three commercial properties and one residential property for a total of $711,000. Marketability of this property is dependent on the real estate market. Renegotiated loans decreased significantly due to the resolution of the restructure of two SBA guaranteed loans from 2005 .
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
Table 5 — Non-Performing Assets and Past Due Loans

	June 30,	December 31,
	2006	2005

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$164	$80
Non-Accrual Loans	1,421	1,476
Renegotiated Loans	439	1,401

Total Non-Performing Loans	2,024	2,957

Other Non-Performing Assets:
Other Real Estate	0	500
REO in Redemption	711	0
Other Non-Performing Assets	43	6

Total Other Non-Performing Assets	754	506

Total Non-Performing Assets	$2,778	$3,463

Non-Performing Loans as a % of Total Loans	0.44%	0.67%
Allowance for Loan Losses as a % of Non-Performing Loans	330.14%	213.09%
Accruing Loans Past Due 90 Days or More to Total Loans	0.04%	0.02%
Non-performing Assets as a % of Total Assets	0.44%	0.56%
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
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $4.8 million since December 31, 2005 due to the calls of securities and the increase in loan demand. The Corporation has decided to invest the excess funds, from the call of these securities, in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash flows from financing activities resulting primarily from the increase of borrowings and increase of demand and savings deposits. In the first six months of 2006, these borrowings increased $5,028,000 while these deposits increased $6,346,000. Cash used by investing activities was $17,347,000 in first six months of 2006 compared to cash used of $20,559,000 in first six months of 2005. The change in investing activities was due to the increase in the origination of loans in the first six months of 2006 compared to the first six months of 2005.
Capital Management
Total shareholders’ equity increased 2.5% to $48,044,000 at June 30, 2006 compared with $46,895,000 at December 31, 2005. The Corporation’s equity to asset ratio remained steady at 7.6% at June 30, 2006 and December 31, 2005. The increase in the amount of capital resulted primarily from net income, partially offset by dividends declared.
As indicated on the balance sheet at December 31, 2005, the Corporation had an accumulated other comprehensive loss of $1,325,000 compared to accumulated other comprehensive loss at June 30, 2006 of $2,124,000. The increase in the loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.
Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at June 30, 2006 and at December 31, 2005, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

The FDIC has adopted a risk-based insurance premium system based in part on a bank’s capital adequacy. Under this system, a depository institution is classified as well capitalized, adequately capitalized, or undercapitalized according to its regulatory capital levels. Subsequently, a financial institution’s premium levels are based on these classifications and its regulatory supervisory rating (the higher the classification the lower the premium). It is the Corporation’s goal to maintain capital levels sufficient to retain a designation of “well capitalized.”
Table 6

	Capital Ratios
	Regulatory Minimum	Fentura Financial, Inc.
	For "Well Capitalized"	June 30,	December 31,	June 30,
		2006	2005	2005

Total Capital to risk Weighted assets	10%	11.88%	11.40%	11.10%
Tier 1 Capital to risk Weighted assets	6%	10.63%	10.20%	9.88%
Tier 1 Capital to average Assets	5%	8.22%	8.70%	8.48%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 53 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2006, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2006 compared to 2005.
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

Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2006, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.
Table 7 GAP Analysis — June 30, 2006

	Within	Three	One to	After
	Three	Months to	Five	Five
(000's omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$6,900	$0	$0	$0	$6,900
Securities	22,837	10,583	51,319	24,865	109,604
Loans	68,877	97,730	231,471	58,899	456,977
Loans Held for Sale	679	0	0	0	679
FHLB Stock	2,432	0	0	0	2,432

Total Earning Assets	$101,725	$108,313	$282,790	$83,764	$576,592

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$100,433	$0	$0	$0	$100,433
Savings Deposits	$111,673	0	0	0	111,673
Time Deposits Less than $100,000	18,066	53,522	32,839	141	104,568
Time Deposits Greater than $100,000	32,259	50,814	57,190	0	140,263
Short term borrowings	6,565	0	0	0	6,565
Other Borrowings	1,000	1,015	9,138	977	12,130
Repurchase agreements	0	0	10,000	0	10,000
Subordinated debentures	0	0	14,000	0	14,000

Total Interest Bearing Liabilities	$269,996	$105,351	$123,167	$1,118	$499,632

Interest Rate Sensitivity GAP	($168,271)	$2,962	$159,623	$82,646	$76,960
Cumulative Interest Rate Sensitivity GAP	($168,271)	($165,309)	($5,868)	$76,960
Interest Rate Sensitivity GAP	(0.38)	1.03	2.30	74.92
Cumulative Interest Rate Sensitivity GAP Ratio	(0.38)	(0.56)	(0.99)	1.15
As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates continue to increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at June 30, 2006 and the change in net interest margin for the six months ended June 30, 2006 compared to the same time period in 2005. At June 30, 2006, the Corporation was negatively gapped through one year and since that time interest rates have stayed steady further, net interest margin decreased when the first six months of 2006 is compared to the same period in 2005. This occurred because certain deposit categories, specifically interest bearing demand, savings deposits and new certificates of deposits, repriced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. In addition to GAP analysis, the Corporation, as a part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin as a result of a rising interest rate environment.
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
ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.

Item 1.	Legal Proceedings. - None
Item 1A. Risk Factors

Item 1A.	Risk Factors - There have been no material changes in the risk factors applicable to the Company from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. - None
Item 3. Defaults Upon Senior Securities.

Item 3.	Defaults Upon Senior Securities. - None
Item 4. Submission of Matters to a Vote of Securities Holders.

Item 4.	Submission of Matters to a Vote of Securities Holders. - The registrant’s annual meeting was held April 25, 2006. Two directors were elected at the meeting, each to a three year term. The vote was as follows:

		VOTE
Director Nominee	Term Expires	For	Withheld
Forrest A. Shook	2009	1,521,034	1,143
Donald L. Grill	2009	1,521,034	1,143
The following directors were not up for re-election and, consequently, their terms continue after the annual meeting: Kenneth R. Elston, J. David Karr, Thomas P. McKenney, Thomas L. Miller, Brian P. Petty and Ian W. Schonsheck
Item 5. Other Information.

Item 5.	Other Information. - None
Item 6. Exhibits.

Item 6.	Exhibits.
(a)	Exhibits
31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial Inc.

Dated: August 11, 2006	/s/ Donald L. Grill

Donald L. Grill
President & CEO

Dated: August 11, 2006	/s/ Douglas J. Kelley

Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.