Form 10-Q
period 2006-09-30
FENTURA FINANCIAL INC
filed 2006-11-13
CIK 919865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 1, 2006
Class — Common Stock          Shares Outstanding — 2,151,253

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Fentura Financial, Inc.
Consolidated Balance Sheets

	September 30,	Dec 31,
	2006	2005
(000’s omitted except share data)	(unaudited)

ASSETS
Cash and due from banks	$17,473	$21,327
Federal funds sold	8,950	9,750

Total cash & cash equivalents	26,423	31,077
Securities-available for sale	92,557	99,542
Securities-held to maturity, (fair value of $12,161 at September 30, 2006 and $14,672 at December 31, 2005)	12,202	14,851

Total securities	104,759	114,393
Loans held for sale	2,079	1,042
Loans:
Commercial	264,306	254,498
Real estate loans — construction	86,413	76,386
Real estate loans — mortgage	37,963	37,627
Consumer loans	65,090	70,845

Total loans	453,772	439,356
Less: Allowance for loan losses	(6,625)	(6,301)

Net loans	447,147	433,055
Bank Owned Life Insurance	6,736	6,579
Bank premises and equipment	16,564	14,617
Federal Home Loan Bank stock	2,172	2,300
Accrued interest receivable	3,079	2,676
Goodwill	7,955	7,955
Acquisition intangibles	835	1,075
Other assets	5,215	4,320

Total assets	$622,964	$619,089

LIABILITIES
Deposits:
Non-interest bearing deposits	$75,564	$76,792
Interest bearing deposits	456,021	451,262

Total deposits	531,585	528,054
Short term borrowings	1,251	1,537
Federal Home Loan Bank Advances	11,091	14,228
Repurchase Agreements	10,000	10,000
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	5,094	4,375

Total liabilities	573,021	572,194

SHAREHOLDERS’ EQUITY
Common stock — no par value 2,147,408 shares issued (2,124,427 at Dec. 31, 2005)	41,978	34,491
Retained earnings	9,149	13,729
Accumulated other comprehensive income (loss)	(1,184)	(1,325)

Total shareholders’ equity	49,943	46,895

Total Liabilities and Shareholders’ Equity	$622,964	$619,089

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(000’s omitted except per share data)	2006	2005	2006	2005

INTEREST INCOME
Interest and fees on loans	$8,929	$7,749	$26,211	$21,516
Interest and dividends on securities:
Taxable	860	801	2,595	2,464
Tax-exempt	205	227	608	704
Interest on federal funds sold	218	36	391	54

Total interest income	10,212	8,813	29,805	24,738

INTEREST EXPENSE
Deposits	3,943	2,538	10,778	6,449
Borrowings	567	498	1,614	1,435

Total interest expense	4,510	3,036	12,392	7,884

NET INTEREST INCOME	5,702	5,777	17,413	16,854
Provision for loan losses	240	404	880	1,002

Net interest income after Provision for loan losses	5,462	5,373	16,533	15,852

NON-INTEREST INCOME
Service charges on deposit accounts	989	907	2,750	2,571
Gain on sale of mortgage loans	124	282	444	630
Trust and investment services income	372	254	1,172	842
Gain (Loss) on sale of securities	(2)	2	(2)	(108)
Other income and fees	457	439	1,261	1,303

Total non-interest income	1,940	1,884	5,625	5,238

NON-INTEREST EXPENSE
Salaries and employee benefits	3,197	3,094	9,844	9,062
Occupancy	457	441	1,399	1,325
Furniture and equipment	541	495	1,600	1,576
Loan and collection	72	87	227	255
Advertising and promotional	140	153	494	509
Other operating expenses	1,096	1,002	3,221	2,937

Total non-interest expense	5,503	5,272	16,785	15,664

INCOME BEFORE TAXES	1,899	1,985	5,373	5,426
Federal income taxes	563	686	1,572	1,681

NET INCOME	$1,336	$1,299	$3,801	$3,745

Per share: (adjusted for 10% stock dividend paid on August 4, 2006)
Net income — basic	$0.62	$0.62	$1.78	$1.79

Net income — diluted	$0.62	$0.62	$1.77	$1.79

Cash Dividends declared	$0.25	$0.22	$0.71	$0.65

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended
	September 30,
(000’s omitted)	2006	2005

COMMON STOCK
Balance, beginning of period	$34,491	$33,110
Issuance of shares under
Stock dividend (194,978 shares)	6,850	0
Director stock purchase plan & Dividend reinvestment program (17,087 and 14,222 shares)	582	483
Stock Offering (0 shares and 23,019 shares)	0	766
Stock repurchase (977 shares — 2006)	(32)	0
Stock options exercised (5,023 shares — 2006)	87	0

Balance, end of period	41,978	34,359

RETAINED EARNINGS
Balance, beginning of period	13,729	10,514
Net income	3,801	3,745
Stock dividend (194,978 shares)	(6,850)	0
Cash dividends declared	(1,531)	(1,377)

Balance, end of period	9,149	12,882

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(1,325)	(655)
Change in unrealized gain (loss) on securities, net of tax	141	(445)

Balance, end of period	(1,184)	(1,100)

TOTAL SHAREHOLDERS’ EQUITY	$49,943	$46,141

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(000’s omitted)	2006	2005

OPERATING ACTIVITIES:
Net income	$3,801	$3,745
Adjustments to reconcile net income to cash Provided by Operating Activities:
Depreciation and amortization	1,600	1,058
Provision for loan losses	880	1,002
Loans originated for sale	(28,578)	(38,528)
Proceeds from the sale of loans	27,985	38,303
Loss on sale of securities	2	108
Gain on sales of loans	(444)	(630)
Net (increase) decrease in bank owned life insurance	(157)	444
Net (increase) decrease in interest receivable & other assets	(1,356)	121
Net increase (decrease) in interest payable & other liabilities	647	(665)

Total Adjustments	579	1,213

Net Cash Provided By (Used In) Operating Activities	4,380	4,958

Cash Flows From Investing Activities:
Proceeds from maturities of securities — HTM	4,762	8,200
Proceeds from maturities of securities — AFS	12,191	0
Proceeds from calls of securities — HTM	925	102
Proceeds from calls of securities — AFS	985	17,351
Proceeds from sales of securities — AFS	1,101	14,684
Purchases of securities — HTM	(3,051)	(3,201)
Purchases of securities — AFS	(7,354)	(16,953)
Purchase of FHLB stock	(132)	0
FHLB stock buy back	260	0
Net increase in loans	(14,972)	(41,195)
Acquisition of premises and equipment, net	(3,080)	(1,491)

Net Cash Provided By (Used in) Investing Activities	(8,365)	(22,503)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	3,531	25,871
Net increase (decrease) in borrowings	(286)	(3,250)
Net increase (decrease) in repurchase agreements	0	2,000
Purchase of advances from FHLB	4,000	29,900
Repayments of advances from FHLB	(7,020)	(32,918)
Net proceeds from stock issuance and purchase	637	1,249
Cash dividends	(1,531)	(1,377)

Net Cash Provided By (Used In) Financing Activities	(669)	21,475

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(4,654)	$3,930
CASH AND CASH EQUIVALENTS — BEGINNING	$31,077	$27,255

CASH AND CASH EQUIVALENTS — ENDING	$26,423	$31,185

CASH PAID FOR:
INTEREST	$12,074	$7,740
INCOME TAXES	$1,316	$2,303
NONCASH DISCLOSURES:
Transfers from loans to other real estate	$927	$532
See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s Omitted)	2006	2005	2006	2005

Net Income	$1,336	$1,299	$3,801	$3,745
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	942	(258)	143	(553)
Less: reclassification adjustment for gains/(losses) included in net income	(2)	2	(2)	(108)

Other comprehensive income (loss)	940	(260)	141	(445)

Comprehensive income	$2,276	$1,039	$3,942	$3,300

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements at December 31, 2005 and September 30, 2006 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.
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
The following table summarizes stock option activity (adjusted for the 10% stock dividend paid on August 4, 2006):

	Number of	Weighted
	Options	Average Price
Options outstanding at December 31, 2004	46,433	$28.00
Options granted 2005	809	31.82
Options forfeited 2005	(710)	29.97

Options outstanding at December 31, 2005	46,532	$28.04
Options exercised 2006	(5,525)	15.74

Options outstanding at September 30, 2006	41,007	$29.69

The aggregate intrinsic value of all options outstanding at September 30, 2006 was $142,000. The aggregate intrinsic value of all options that were exercisable at September 30, 2006 was $80,000.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

Nine months ended
(000’s omitted)	September 30, 2006
Proceeds of options exercised	$87
Related tax benefit recognized	0
Intrinsic value of options exercised	85

Options outstanding at September 30, 2006 were as follows (adjusted for the 10% stock dividend paid on August 4, 2006) :

	Outstanding		Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
		Contractual		Exercise
	Shares	Life	Shares	Price
$1.00 -$20.00	668	1.6	668	$19.28
$20.01-$30.00	22,072	6.1	10,880	$24.48
$30.01-$40.00	18,267	7.0	18,267	$34.44

Outstanding at period end	41,007	6.5	29,815	$30.47

No stock options were granted during the nine months ended September 30, 2006.
The Corporation will use the Black Sholes model to estimate the fair value of options granted in the future, using the following assumptions. The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Corporation’s common stock. The expected dividend yield is based on historical information.
Employment compensation expense was reported using the intrinsic value method. Beginning with the first quarter of 2006 stock-based compensation cost is reflected in net income, as required by Statement of Financial Accounting Standards No. 123R — Share based Payments. Prior to the first quarter of 2006, stock-based compensation cost was reflected as a footnote adjustment to net income, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. All options granted have an exercise price equal to or greater than the market price of the underlying common stock at date of grant.
Compensation costs for all share-based plans were as follows:
Stock Options: (000’s omitted)

	September 30, 2006
	Three Months	Nine Months
	Ended	Ended
Compensation cost recognized in income	$7	$15
Related tax benefit recognized	0	0
The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:
(000’s omitted)

Stock
Options
Remainder of 2006	$4
2007	16
2008	8

Total	$28

Weighted average life in years is 1.60.

The following table illustrates the effect on net income and earnings per share, adjusted for the 10% stock dividend paid on August 4, 2006, if 2005 expense had been recorded using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (unaudited):

	September 30, 2005
	Three months	Nine months
(Dollars in thousands except per share data)	ended	ended
Net Income as Reported	$1,299	$3,745
Less: Value Determined Under Fair Value Based Method (net of taxes)	2	6
Amount Expensed in the Period (net of taxes)	0	0

Pro Forma Net Income	$1,297	$3,739

Basic Earnings per Share as Reported	$0.62	$1.79
Pro Forma Basic Earnings per Share	$0.62	$1.79

Diluted Earnings per Share as Reported	$0.62	$1.79
Pro Forma Diluted Earnings per Share	$0.62	$1.79
Recently-Issued Standard Not Yet Adopted:
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation has not completed its evaluation of the impact of the adoption of FIN 48.
In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current year. The Corporation has not completed its evaluation of the impact of SAB 108.

Note 2. Earnings Per Common Share
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share, adjusted for the 10% stock dividend paid on August 4, 2006, are presented below for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic Earnings Per Common Share:
Numerator
Net Income	$1,336,000	$1,299,000	$3,801,000	$3,745,000

Denominator
Weighted average common shares Outstanding	2,144,854	2,092,278	2,138,322	2,087,146

Basic earnings per common share	$0.62	$0.62	$1.78	$1.79

Diluted Earnings Per Common Share:
Numerator
Net Income	$1,336,000	$1,299,000	$3,801,000	$3,745,000

Denominator
Weighted average common shares Outstanding for basic earnings per Common share	2,144,854	2,092,278	2,138,322	2,087,146

Add: Dilutive effects of assumed exercises of stock options	4,909	6,170	4,611	6,664

Weighted average common shares and dilutive potential common shares outstanding	2,149,763	2,098,448	2,142,933	2,093,810

Diluted earnings per common share	$0.62	$0.62	$1.77	$1.79

Stock options for 14,324 shares and 15,059 shares of common stock for the three and nine month period ended September 30, 2006 and stock options for 14,935 shares of common stock for the three and nine month period ended September 30, 2005 were not considered in computing diluted earnings per common share because they were not dilutive.
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
As indicated in the income statement, earnings for the three months and nine months ended September 30, 2006 were $1,336,000 and $3,801,000 respectively compared to $1,299,000 and $3,745,000 for the same period in 2005. Higher net interest income and increases in noninterest income, which were partially offset by increases in noninterest expense, contributed to the slight increase in net income. Net interest income was higher due to favorable increases in the prime rate and significantly higher loan balances during the first nine months of 2006 compared with the same period in 2005. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets. Third quarter net interest income decreased 2.4% compared to the second quarter of 2006, due to higher deposit costs. The provision for loan losses was unchanged comparing the third quarter of 2006 to the second quarter of 2006. The provision for loan losses is down $160,000 comparing the third quarter of 2006 with the same quarter in 2005. Also, the provision for loan losses is down $122,000 when comparing year-to-date information. Management feels the provision is adequate and the allowance for loan losses has increased $331,000 when comparing September 2006 to September 2005. Also, decreases in noninterest expense combined with the increase in noninterest income contributed a 6.2% increase in net income from the second to third quarter, 2006.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the nine months ended September 30, 2006, the Corporation’s return on average assets (annualized) was 0.81% compared to 0.85% for the same period in 2005. Net income per share, adjusted for the 10% stock dividend paid on August 4, 2006, — basic was $1.78 and diluted was $1.77 in the first nine months of 2006 compared to $1.79 net income per share — basic and diluted for the same period in 2005.
Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2006 and 2005 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000’S OMITTED)	VOL	RATE	TOTAL

Taxable Securities	$(143)	$274	$131
Tax-Exempt Securities	(113)	(33)	(146)
Federal Funds Sold	179	158	337

Total Loans	1,791	2,934	4,725
Loans Held for Sale	(46)	7	(39)

Total Earning Assets	1,668	3,340	5,008

Interest Bearing Demand Deposits	(76)	744	668
Savings Deposits	(215)	132	(83)
Time CD’s $100,000 and Over	1,427	1,197	2,624
Other Time Deposits	520	600	1,120
Other Borrowings	(318)	497	179

Total Interest Bearing Liabilities	1,338	3,170	4,508

Net Interest Income	$330	$170	$500

As indicated in Table 1, during the nine months ended September 30, 2006, net interest income increased compared to the same period in 2005, principally because of the increase in loan interest income. Loan income increased due to increases in the prime rate and higher balances during the first nine months of 2006 compared to the same period in 2005. Interest expenses increased compared to the first nine months of 2005 due to the increase in deposit pricing and deposit balances for the Corporation.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the nine months ended September 30, 2006 and 2005 are shown in Table 2. Net interest income for the nine months ended September 30, 2006 was $17,797,000, an increase of $500,000, or 2.9%, over the same period in 2005. Net interest margin decreased due to higher deposit and borrowing costs during the first nine months of 2006. Management’s actions to reprice deposits were made to adjust pricing to be competitive in the markets and the very limited ability to reprice loans tied to Prime Rate during the first nine months of 2006 has contributed substantially to the decline during the first nine months of 2006 compared to the first nine months of 2005.
Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.
As indicated in Table 2, for the nine months ended September 30, 2006, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.15% compared with 4.28% for the same period in 2005. This decrease is attributable to the impact of higher deposit and borrowing costs that out paced loan repricing.

Average earning assets increased 6.2% or approximately $33,545,000 comparing the first nine months of 2006 to the same time period in 2005. Loans, the highest yielding component of earning assets, represented 78.6% of earning assets in 2006 compared to 77.0% in 2005. Average interest bearing liabilities increased 6.7% or $31,125,000 comparing the first nine months of 2006 to the same time period in 2005. Non-interest bearing deposits amounted to 13.6% of average earning assets in the first nine months of 2006 compared with 15.2% in the same time period of 2005.
As indicated in Table 3, for the three months ended September 30, 2006, the Corporation’s net interest margin (with consideration of full tax equivalency) was 4.01% compared with 4.26% for the same period in 2005. This decrease is attributable to the impact of higher deposit repricing and borrowing costs that out paced loan repricing of variable rate instruments.
Average earning assets increased 4.7% or approximately $25,836,000 comparing the third quarter of 2006 to the same time period in 2005. Loans, the highest yielding component of earning assets, represented 78.2% of earning assets in 2006 compared to 77.8% in 2005. Average interest bearing liabilities increased 5.5% or $25,935,000 comparing the third quarter of 2006 to the same time period in 2005. Non-interest bearing deposits amounted to 13.5% of average earning assets in the third quarter of 2006 compared with 14.9% in the same time period of 2005.
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

Table 2 Average Balance and Rates

	NINE MONTHS ENDED SEPTEMBER 30,
	2006			2005
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Securities:
U.S. Treasury and Government Agencies	$84,706	$2,499	3.94%	$93,282	$2,412	3.46%
State and Political (1)	22,122	921	5.57%	24,735	1,067	5.77%
Other	4,347	96	2.95%	1,241	52	5.60%

Total Securities	111,175	3,516	4.23%	119,258	3,531	3.96%
Fed Funds Sold	10,342	391	5.05%	2,400	54	3.01%
Loans:
Commercial	342,383	19,949	7.79%	303,201	15,545	6.85%
Tax Free (1)	4,349	209	6.43%	4,933	235	6.37%
Real Estate-Mortgage	36,061	1,984	7.36%	35,505	1,952	7.35%
Consumer	67,681	4,072	8.04%	72,173	3,757	6.96%

Total loans	450,474	26,214	7.78%	415,812	21,489	6.91%
Allowance for Loan Losses	(6,590)			(5,881)
Net Loans	443,884	26,214	7.90%	409,931	21,489	7.01%

Loans Held for Sale	1,289	68	7.05%	2,265	107	6.32%

TOTAL EARNING ASSETS	$573,280	$30,189	7.04%	$539,735	$25,181	6.24%

Cash Due from Banks	18,346			19,936
All Other Assets	39,200			37,455

TOTAL ASSETS	$624,236			$591,245

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$104,891	$1,795	2.29%	$112,505	$1,127	1.34%
Savings Deposits	101,830	952	1.25%	128,533	1,035	1.08%
Time CD’s $100,000 and Over	129,798	4,550	4.69%	74,548	1,926	3.45%
Other Time CD’s	118,801	3,481	3.92%	97,360	2,361	3.24%

Total Deposits	455,320	10,778	3.16%	412,946	6,449	2.09%
Other Borrowings	39,461	1,614	5.47%	50,710	1,435	3.78%

INTEREST BEARING LIABILITIES	$494,781	$12,392	3.35%	$463,656	$7,884	2.27%

Non-Interest bearing — DDA	77,723			81,849
All Other Liabilities	3,394			1,541
Shareholders’ Equity	48,338			44,199

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$624,236			$591,245

Net Interest Rate Spread			3.69%			3.96%

Net Interest Income /Margin		$17,797	4.15%		$17,297	4.28%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED SEPTEMBER 30,
	2006			2005
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Securities:
U.S. Treasury and Government Agencies	$82,604	$830	3.99%	$90,401	$783	3.44%
State and Political (1)	21,900	311	5.63%	22,601	342	6.01%
Other	4,164	30	2.86%	1,495	18	4.78%

Total Securities	108,668	1,171	4.27%	114,497	1,143	3.96%
Fed Funds Sold	16,248	218	5.32%	4,222	36	3.38%
Loans:
Commercial	344,613	6,846	7.88%	312,060	5,565	7.08%
Tax Free (1)	4,116	67	6.43%	4,893	77	6.27%
Real Estate-Mortgage	36,258	651	7.21%	39,540	753	7.56%
Consumer	66,314	1,366	8.17%	72,864	1,325	7.21%

Total loans	451,301	8,930	7.85%	429,357	7,720	7.13%
Allowance for Loan Losses	(6,692)			(6,097)
Net Loans	444,609	8,930	7.97%	423,260	7,720	7.24%

Loans Held for Sale	1,237	22	7.06%	3,542	57	6.38%

TOTAL EARNING ASSETS	$577,454	$10,340	7.10%	$551,618	$8,956	6.44%

Cash Due from Banks	20,353			20,663
All Other Assets	39,598			37,499

TOTAL ASSETS	$630,713			$603,683

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$103,558	$616	2.36%	$113,795	$488	1.70%
Savings Deposits	99,573	329	1.31%	121,377	354	1.16%
Time CD’s $100,000 and Over	137,134	1,682	4.87%	92,020	844	3.64%
Other Time CD’s	123,358	1,316	4.23%	101,931	852	3.32%

Total Deposits	463,623	3,943	3.37%	429,123	2,538	2.35%
Other Borrowings	36,500	567	6.16%	45,065	498	4.38%

INTEREST BEARING LIABILITIES	$500,123	$4,510	3.58%	$474,188	$3,036	2.54%

Non-Interest bearing — DDA	78,089			82,376
All Other Liabilities	3,657			1,825
Shareholders’ Equity	48,844			45,294

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$630,713			$603,683

Net Interest Rate Spread			3.53%			3.90%

Net Interest Income /Margin		$5,831	4.01%		$5,920	4.26%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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
The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s subsidiary banks’ methodology in determining the adequacy of the ALL relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 2006, the ALL was $6,625,000, or 1.46% of total loans compared to $6,301,000, or 1.43%, at December 31, 2005, increasing the ALL $324,000 during the first nine months of 2006. Non performing loan levels, discussed later, decreased during the period and net charge-offs have increased from $209,000 during the first nine months of 2005 to $556,000 during the first nine months of 2006. This increase in net charge-offs and the increase in loan balances has justified the 5% increase in the allowance for loan losses. Management believes that the allowance is appropriate given identified risk in the loan portfolio based on asset quality.
Table 4 below summarizes loan losses and recoveries for the first nine months of 2006 and 2005. During the first nine months of 2006, the Corporation experienced net charge-offs of $556,000 or ..12% of gross loans compared with net charge-offs of $209,000 or .04% of gross loans in the first nine months of 2005. The provision for loan losses was $880,000 in the first nine months of 2006 and $1,002,000 for the same time period in 2005 resulting principally from the growth in the loan portfolio during 2006 and charge-offs incurred. While charge-offs have increased, non performing loans have decreased since year-end and loan growth has slowed since year-end 2005 resulting in a reduction of $122,000 in provision for loan losses more acceptable for the current year.

Table 4 Analysis Of The Allowance For Loan Losses

	Nine Months Ended September 30,
(000’s omitted)	2006	2005
Balance at Beginning of Period	$6,301	$5,501

Charge-Offs:
Commercial, Financial and Agriculture	(411)	(113)
Real Estate-Mortgage	0	0
Installment Loans to Individuals	(235)	(236)

Total Charge-Offs	(646)	(349)
Recoveries:
Commercial, Financial and Agriculture	20	63
Real Estate-Mortgage	0	0
Installment Loans to Individuals	70	77

Total Recoveries	90	140

Net Charge-Offs	(556)	(209)
Provision	880	1,002

Balance at End of Period	$6,625	$6,294

Ratio of Net Charge-Offs to Gross Loans	0.12%	0.04%

Non-Interest Income
Non-interest income increased during the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to the increase in service charges on deposits and an increase in trust and investment income. Overall non-interest income was $5,625,000 for the nine months ended September 30, 2006 compared to $5,238,000 for the same period in 2005. This represents an increase of 7.4%.
Non-interest income increased 3.0% from the third quarter of 2006 compared to the third quarter of 2005. The income statement provides a detailed breakdown of the components of non-interest income and the explanations for the components are in the following paragraphs.
The most significant category of non-interest income is service charges on deposit accounts. These fees were $2,750,000 in the first nine months of 2006 compared to $2,571,000 for the same period of 2005. This represents an increase of 7.0%. The increases are attributable to increases in overdraft privilege service charges and regular deposit account service charges in the Banks. The increase of 9.0% was due to lower balances in deposit accounts and more customers using the overdraft privilege product during the third quarter of 2006.
Gains on the sale of mortgage loans originated by the Banks and sold in the secondary market decreased 29.5% to $444,000 in the nine months ended September 30, 2006 compared to $630,000 in the same period in 2005. In the third quarter of 2006, gain on the sale of mortgages decreased 56.0% over the same period in 2005, due to higher mortgage rates and slower real estate markets.
Trust and investment services income increased $330,000 (39.2%) in the first nine months of 2006 compared to the same period in the prior year. In the third quarter of 2006, trust and investment services income increased 46.6% over the same period in 2005. The increase in fees is attributable to the increase in the average market value of assets under management, the increase in investment services at The State Bank, and an increase in West Michigan Community Bank trust and investment services fees.
The Banks sold securities in the first nine months of 2006, resulting in a loss of $2,000. Loss on sale of securities was $108,000 in the first nine months of 2005, due to the Banks selling securities in the first quarter of 2005. The Banks took the loss to reposition their securities portfolios into higher yielding securities.

Other operating income decreased $42,000 (3.2%) to $1,261,000 in the first nine months of 2006 compared to $1,303,000 in the same time period in 2005. Other operating income decreased due to the write-off of fixed assets connected with the closing of the Bank affiliate branch of $46,000 offset by an increase in debit card fees and an increase in the official check commissions in the first nine months of 2006. In the third quarter of 2006, other operating income increased 4.1% over the same period in 2005, due to an increase in debit card fees and official check commissions.
Non-Interest Expense
Total non-interest expense increased 7.2% to $16,785,000 in the nine months ended September 30, 2006, compared with $15,664,000 in the same period of 2005. This increase was largely attributable to an increase in salaries and benefits expense and other operating expenses for new bank branch offices.
Total non-interest expense increased 4.4% to $5,503,000 in the third quarter ended September 30, 2006, compared with $5,272,000 in the same period of 2005. This increase was largely attributable to an increase in salaries and benefits expense and other operating expenses for new bank branch offices.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $9,844,000 in the first nine months of 2006, compared with $9,062,000, or an increase of 8.6%, for the same time period in 2005. Increased costs were primarily a result of a modest salary increase for employees and an increase in employee benefit costs and modest staffing increases.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $3,197,000 in the third quarter of 2006, compared with $3,094,000, or an increase of 3.3%, for the same time period in 2005. Increased costs were primarily a result of a modest salary increase for employees and an increase in employee benefit costs and modest staffing increases.
Occupancy expenses, at $1,399,000, increased in the nine months ended September 30, 2006 compared to the same period in 2005 by $74,000 or 5.6%. The increases were attributable to the opening of Bank affiliate’s branch, offset by a decrease in facility repairs and maintenance contracts expense.
Occupancy expenses, at $457,000, increased in the third quarter of September 30, 2006 compared to the same period in 2005 by $16,000 or 3.6%. The increases were attributable to the additional operating and building depreciation expenses for the Bank affiliate’s new branch.
During the nine months ended September 30, 2006, furniture and equipment expenses were $1,600,000 compared to $1,576,000 for the same period in 2005, an increase of 1.5%. The increases in expenses were attributable to an increase in equipment maintenance contracts and equipment depreciation.
During the three months ended September 30, 2006, furniture and equipment expenses were $541,000 compared to $495,000 for the same period in 2005, an increase of 9.3%. The increases in expenses were attributable to an increase in equipment depreciation in connection to the completion and opening of the new bank branches.
Loan and collection expenses, at $227,000, were down $28,000 during the nine months ended September 30, 2006 compared to the same time period in 2005. In the third quarter of 2006, loan and collection expense decreased 17.2% compared to the second quarter of 2005. The decrease was primarily attributable to a decrease in other loan expense relating to other real estate and decreases in other loan costs.

Advertising expenses of $494,000 in the nine months ended September 30, 2006, decreased 2.9% compared with $509,000 for the same period in 2005. The decrease was primarily due to minor decreases in media, shareholder and promotional expenses and free checking campaign in all of the subsidiary banks.
Advertising expenses of $140,000, in the third quarter of 2006, decreased 8.5% compared with $153,000 for the same period in 2005. The decrease was primarily due to moderate cost control measures in media, shareholder and promotional expenses and free checking campaign in all of the subsidiary banks.
Other operating expenses were $3,221,000 in the nine months ended September 30, 2006 compared to $2,937,000 in the same time period in 2005, an increase of $284,000 or 9.7%. Other operating expenses for the three months ended September 30, 2006 increased 9.4% compared to the same time period in 2005. The increases were attributable to an increase in the amount of correspondent bank service charges due to our Banks maintaining lower balances with such correspondent banks, an increase in other outside services and consulting expenses and an external fraud loss of approximately $50,000.
The federal income taxes for the three months ended September 30, 2005 includes additional income taxes due to terminations of Bank Owned Life Insurance (BOLI) policies of past employees and the Modified Endowment Contracts (MEC) penalties accompanying the terminations. Otherwise, our effective tax rate is stable.
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
The Corporation’s total assets were $623 million at September 30, 2006 compared to total assets of $619 million at December 31, 2005. Loans comprised 72.8% of total assets at September 30, 2006 compared to 71.0% at December 31, 2005. Loans grew $14.4 million during the first nine months of 2006. The ratio of non-interest bearing deposits to total deposits was 14.2% at September 30, 2006 and 14.5% at December 31, 2005. Interest bearing deposit liabilities totaled $456 million at September 30, 2006 compared to $451 million at December 31, 2005. Total deposits increased $3.5 million with non-interest bearing demand deposits decreasing $1,228,000 and interest bearing deposits increasing $4.8 million. Short-term borrowings decreased $286,000 due to the increase in loan volume, comparing the two periods. FHLB advance balances decreased $3.1 million with the repayments of matured advances comparing the two periods. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by government securities. The repurchase agreements were leveraged against securities to increase net interest income.
Bank premises and equipment increased $1,947,000 to $16.6 million at September 30, 2006 compared to $14.6 million at December 31, 2005. The increase was due to the completion of construction and the opening of the branch at one of the Bank subsidiaries.
Non-Performing Assets
Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status. Table 5 reflects the levels of these assets at September 30, 2006 and December 31, 2005.
Non-performing assets decreased at September 30, 2006 compared to December 31, 2005. This decrease was primarily due to decreases in Renegotiated Loans and Other Real Estate, which decreased due to the sale of a residential property (acquired in foreclosure). REO-in-Redemption increased in the third quarter of 2006. The Other Real Estate property was sold by subsidiary bank on a land contract. REO-in-Redemption balance is comprised of three commercial properties and one residential property for a total of $927,000. Marketability of this property is dependent on the real estate market. Renegotiated loans decreased significantly due to the resolution of the restructure of two SBA guaranteed loans from 2005.
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
Table 5 — Non-Performing Assets and Past Due Loans

	September 30,	December 31,
	2006	2005
Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$71	$80
Non-Accrual Loans	1,483	1,476
Renegotiated Loans	438	1,401

Total Non-Performing Loans	1,992	2,957

Other Non-Performing Assets:
Other Real Estate	0	500
REO in Redemption	927	0
Other Non-Performing Assets	37	6

Total Other Non-Performing Assets	964	506

Total Non-Performing Assets	$2,956	$3,463

Non-Performing Loans as a % of Total Loans	0.44%	0.67%
Allowance for Loan Losses as a % of Non-Performing Loans	333.58%	213.09%
Accruing Loans Past Due 90 Days or More to Total Loans	0.02%	0.02%
Non-performing Assets as a % of Total Assets	0.48%	0.56%
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2006. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $9.6 million since December 31, 2005 due to the calls and maturities of securities, paydowns of Mortgage Backed Securities (MBS) and the increase in loan demand. The Corporation has decided to invest the excess funds, from the call of these securities, in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash flows from financing activities resulting primarily from the increase of borrowings and increase of demand and savings deposits. In the first nine months of 2006, these borrowings decreased $286,000 while these deposits increased $3,531,000. Cash used by investing activities was $8,365,000 in first nine months of 2006 compared to cash used of $22,503,000 in first nine months of 2005. The change in investing activities was due to the increase in the origination of loans in the first nine months of 2006 compared to the first nine months of 2005.
Capital Management
Total shareholders’ equity increased 6.5% to $49,943,000 at September 30, 2006 compared with $46,895,000 at December 31, 2005. The Corporation’s equity to asset ratio was 8.0% at September 30, 2006 and 7.6% at December 31, 2005. The increase in the amount of capital resulted primarily from net income, partially offset by dividends declared.
As indicated on the balance sheet at December 31, 2005, the Corporation had an accumulated other comprehensive loss of $1,325,000 compared to accumulated other comprehensive loss at September 30, 2006 of $1,184,000. The decrease in the loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.
Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at September 30, 2006 and at December 31, 2005, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.
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
Table 6

	Capital Ratios
	Regulatory Minimum	Fentura Financial, Inc.
	For “Well Capitalized”	September 30,	December 31,	September 30,
		2006	2005	2005
Total Capital to risk Weighted assets	10%	12.17%	11.40%	11.84%
Tier 1 Capital to risk Weighted assets	6%	10.94%	10.20%	10.61%
Tier 1 Capital to average Assets	5%	8.28%	8.70%	8.87%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 53 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first nine months of 2006, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2006 compared to 2005.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2006, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.
Table 7 GAP Analysis — September 30, 2006

	Within	Three	One to	After
	Three	Months to	Five	Five
(000’s omitted)	Months	One Year	Years	Years	Total
Earning Assets:
Federal Funds Sold	$8,950	$0	$0	$0	$8,950
Securities	14,352	20,264	42,751	27,392	104,759
Loans	83,348	93,981	222,497	53,946	453,772
Loans Held for Sale	2,079	0	0	0	2,079
FHLB Stock	2,172	0	0	0	2,172

Total Earning Assets	$110,901	$114,245	$265,248	$81,338	$571,732

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$104,421	$0	$0	$0	$104,421
Savings Deposits	$111,073	0	0	0	111,073
Time Deposits Less than $100,000	26,254	52,482	30,641	392	109,769
Time Deposits Greater than $100,000	24,952	56,372	49,434	0	130,758
Short term borrowings	1,251	0	0	0	1,251
Other Borrowings	0	1,015	9,099	977	11,091
Repurchase agreements	0	0	10,000	0	10,000
Subordinated debentures	0	0	14,000	0	14,000

Total Interest Bearing Liabilities	$267,951	$109,869	$113,174	$1,369	$492,363

Interest Rate Sensitivity GAP	($157,050)	$4,376	$152,074	$79,969	$79,369
Cumulative Interest Rate
Sensitivity GAP	($157,050)	($152,674)	($600)	$79,369
Interest Rate Sensitivity GAP	(0.41)	1.04	2.34	59.41
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.41)	(0.60)	(1.00)	1.16
As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates continue to increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at September 30, 2006 and the change in net interest margin for the nine months ended September 30, 2006 compared to the same time period in 2005. At September 30, 2006, the Corporation was negatively gapped through one year and since that time interest rates have stayed steady. Further, net interest margin decreased when the first nine months of 2006 is compared to the same period in 2005. This occurred because certain deposit categories, specifically interest bearing demand, savings deposits and new certificates of deposits, repriced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. In addition to GAP analysis, the Corporation, as part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin as a result of a rising interest rate environment.
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
ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings. — None

Item 1A.	Risk Factors — There have been no material changes in the risk factors applicable to the Company from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.
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

Fentura Financial Inc.

Dated: November 10, 2006	/s/ Donald L. Grill
Donald L. Grill President & CEO

Dated: November 10, 2006	/s/ Douglas J. Kelley

Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.