Form 10-K
period 2006-12-31
FENTURA FINANCIAL INC
filed 2007-03-19
CIK 919865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-23550
FENTURA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2806518

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

175 North Leroy, Fenton, Michigan	48430-0725

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (810) 750-8725
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐      No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
Aggregate Market Value as of June 30, 2006: $58,752,175.
State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 2,160,106 shares of Common Stock as of March 14, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Fentura Financial, Inc. Proxy Statement for its annual meeting of shareholders to be held April 24, 2007 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Financial, Inc.
2006 Annual Report on Form 10-K

PART I
ITEM 1. DESCRIPTION OF BUSINESS
The Company
     Fentura Financial, Inc. (the “Company” or “Fentura”) is a bank holding company headquartered in Fenton, Michigan that owns three subsidiary banks (see “The Banks” below). All information in this Item 1 is as of December 31, 2006. The Company’s subsidiary banks operate 17 community banking offices offering a full range of banking services principally to individuals, small business, and government entities throughout mid-Michigan and western Michigan. At the close of business on December 31, 2006, the Company had assets of $622 million, deposits of $528 million, and shareholders’ equity of $51 million. Trust assets under management totaled $142 million.
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
The Banks
     TSB’s original predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name “The Commercial Savings Bank of Fenton.” In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank. For over 100 years, TSB has been engaged in the general banking business in the Fenton, Michigan area. TSB is headquartered in Fenton and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2006, TSB operated four offices and an operations center in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, three offices in the Township of Grand Blanc, Michigan, and one office in Brighton, Michigan. Its main office is located in downtown Fenton.
     DSB commenced operations on March 13, 2000, and is engaged in the general banking business in the Davison, Michigan area. DSB is headquartered in Davison and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2006, DSB operated two offices in the City of Davison, Michigan.
     Fentura acquired West Michigan Community Bank on March 15, 2004. WMCB is engaged in the general banking business in Hudsonville, Michigan, and other portions of Ottawa County and western Kent County, Michigan. WMCB is headquartered in Hudsonville and considers its primary service areas to be portions of Kent and Ottawa counties. As of December 31, 2006, WMCB operated two offices in the City of Hudsonville, Michigan, one office in the City of Jenison, Michigan, one office in the City of Holland, Michigan and one office in the City of Grandville, Michigan.
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
     As of December 31, 2006, TSB employed 130 full time personnel, including 45 officers, and an additional 38 part time employees; DSB employed 13 full time personnel, including 5 officers, and an additional 10 part time employees; WMCB employed 45 full time personnel, including 18 officers, and an additional 15 part time employees. All Banks consider their employee relations to be excellent.
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

     The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provided for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets.
The Company
     General. The Company, as the sole shareholder of the Banks, is a bank holding company and is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.
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
     Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.
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
     With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

     A bank holding company whose subsidiary depository institutions all are well-capitalized and well-managed and who have Community Reinvestment Act ratings of at least “satisfactory” may elect to become a financial holding company. A financial holding company is permitted to engage in a broader range of activities than are permitted to bank holding companies.
     Those expanded activities include any activity which the Federal Reserve (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities.
     The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies.
     Federal legislation also prohibits the acquisition of control of a bank holding company, such as the Company, by a person or a group of persons acting in concert, without prior notice to the Federal Reserve. Control is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank holding company.
     Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses. These capital guidelines are comparable to those established by the regulatory authorities for the Banks discussed below.
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

The Banks
     General. The Banks are Michigan banking corporations, and their deposit accounts are insured by the deposit insurance fund of the FDIC. As FDIC-insured Michigan chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the deposit insurance fund. These agencies and the federal and state laws applicable to the Banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.
     Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments, set assessment rates beginning January 1, 2007 and establish a new insurance assessment system. Under the new regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The new regulations also established assessment rates beginning January 1, 2007 with the highest rated institutions, those in Risk Category I, paying premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, paying premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter with the first assessments under the new system being collected on June 30, 2007 for insurance coverage for the first quarter of 2007. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and institutions that become insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
     FICO Assessments. The Banks are subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, during the thrift crisis in the 1980s. From now until the maturity of the outstanding FICO obligations in 2019, insured institutions will share the cost of the interest on the FICO bonds on a pro rata basis.
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

     Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Federal regulations define these capital categories as follows:

	Total	Tier 1
	Risk-Based	Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	A ratio of tangible equity to total assets of 2% or less
     As of December 31, 2006, each of the Banks’ ratios exceeded minimum requirements for the well capitalized category.
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
     Safety and Soundness Standards. The FDIC has adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
     Investments and Other Activities. Under federal law and FDIC regulations, FDIC -insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Banks.
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
     Branching Authority. Michigan banks, such as the Banks, have the authority under Michigan law to establish branches in any state, including Michigan, the District of Columbia, a territory or protectorate of the United States or a foreign country, subject to receipt of all required regulatory approvals. Under federal law banks may establish interstate branch networks through merger or consolidation with other banks without regard to whether such activity is contrary to state law. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the merger or consolidation with an out-of-state bank) is allowed only if specifically authorized by the law of the state where the branch will be established or acquired.
     Michigan law permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (1) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (2) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws, (3) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (4) establishment by foreign banks of branches located in Michigan.

ITEM 1A. Risk Factors.
     You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.
     The Company may need additional capital in the future and adequate financing may not be available to it on acceptable terms, or at all.
     On March 15, 2004, the Company completed its acquisition of West Michigan Community Bank. At the time it was acquired, West Michigan Community Bank was operating under a Memorandum of Understanding (MOU) with the FDIC and the Michigan Office of Financial and Insurance Services. The MOU was lifted in July 2004, and the bank is no longer under special scrutiny by the FDIC or OFIS and is considered well capitalized under federal banking regulations. However, projections for West Michigan Community Bank indicate that it could require capital infusions in the near term to remain a well capitalized bank. The Company raised some capital in 2005 through an offering of its common stock to Michigan residents (resulting in approximately $758,000 of gross proceeds to the Company) and the issuance of $2 million aggregate principal amount of floating rate preferred securities through the Company’s newly-formed, wholly-owned trust, Fentura Financial Capital Trust II. However, additional capital may be required in the future, which may not be available to the Company on acceptable terms or at all. If the Company is unable to obtain the funding it needs, it may be unable to develop its products and services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on its financial condition and profitability.
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
     The Company maintains diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The Company may also invest in capital securities, which include preferred stocks and trust preferred securities. At December 31, 2006, the Company owned (stated at fair value) approximately $2 million of common stock in other entities, which primarily represents its minority investments in four Michigan banks.
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
     The Company’s mortgage-banking revenues are earned in the form of gains on the sale of real estate mortgage loans. The amount of gains realized by the Company primarily depends on the volume of loans the Company sells, which depends on the Company’s ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of its established interest-rate risk parameters. Net gains on real estate mortgage loans are also dependent upon economic and competitive factors, which are largely outside of the Company’s control, as well as the Company’s ability to effectively manage exposure to changes in interest rates and can often be a volatile part of its overall revenues. As market interest rates continue to stabilize in 2007 or future periods, which they are generally expected to do, the Company’s level of mortgage loan activity, particularly refinancing activity, could decline, resulting in lower levels of real estate mortgage loan originations, sales, and gains on such sales.
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
     An economic slowdown could have many adverse consequences, including the following:
•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the Company’s products and services may decline; and

•	Collateral for the Company’s loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.
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
•	Branch — 8503 Davison Road, Davison (leased)

•	Branch — 7521 S. State Road, Goodrich (leased)
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
ITEM 3. LEGAL PROCEEDINGS
     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2006, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of 2006 to a vote of security holders through the solicitation of proxies or otherwise.
ADDITIONAL ITEM — EXECUTIVE OFFICERS OF REGISTRANT
     The following information concerning executive officers of the Company has been omitted from the Registrant’s proxy statement pursuant to Instruction 3 to Regulation S-K, Item 401(b).

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
     Donald L. Grill (age 59) serves as President and Chief Executive Officer of the Company and Chief Executive Officer of The State Bank since 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank — Frankenmuth.
     Robert E. Sewick (age 57) was appointed President and CEO of West Michigan Community Bank on March 15, 2004, and was appointed Senior Vice President of the Company on December 1, 2004. Prior to the appointment, Mr. Sewick was Senior Vice President and Senior Lender of The State Bank. Prior to joining The State Bank in June of 1999, he was Senior Vice President and Regional Credit officer for Huntington National Bank for Western Michigan. Mr, Sewick has over 30 years of banking experience.
     Ronald L. Justice (age 42) is the CEO of Davison State Bank and the Secretary and Senior Vice President of the Company. Prior to holding these positions, he served as the CFO of the Company and its subsidiary Banks. Prior to that, Mr. Justice held other positions with The State Bank.
     Dennis E. Leyder (age 53) was appointed Senior Vice President of the Company on December 1, 2004 and was promoted to President and Chief Operating Officer of The State Bank in December 2006. In his new capacity at The State Bank, he is responsible for all retail banking, marketing, trust and investment management. Mr. Leyder has over 23 years of banking experience, all in Genesee County.
     Holly J Pingatore (age 49) was named Senior Vice President of the Company on December 1, 2004. Her responsibilities include data processing, bank operations, product support, and network services. Prior to such appointment, she was Senior Vice President of The State Bank. Prior to joining The State Bank in 1999, Ms. Pingatore served in various capacities at a large Michigan based regional bank.
     Douglas J. Kelley (age 38) was appointed Chief Financial Officer of the Company in 2003 and was appointed Senior Vice President of the Company on December 1, 2004. Prior to being named Chief Financial Officer, he served as Controller and CFO of The State Bank and Davison State Bank since 2001. Prior to joining the Banks, Mr. Kelley was an Assistant Vice President and Accounting Officer with Citizens Bank. Mr. Kelley has over 16 years of banking experience .
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The market, dividend, and holders of record information required by this item appears under the caption “Fentura Financial, Inc. Common Stock” and Table 16 on page 58 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of the Company’s 2006 Rule 14a-3 annual report, and is incorporated herein by reference. The performance graph is incorporated by reference from page 59 of the Company’s 2006 Rule 14a-3 annual report.

     The table required by Item 703 of regulation S-K is intentionally omitted due to the fact the Company does not currently have an issuer repurchase plan in place.
ITEM 6. SELECTED FINANCIAL DATA
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — SELECTED FINANCIAL DATA”, appearing in Table 1 on page 38 of the Company’s 2006 Rule 14a-3 annual report, and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 38 through 58 of the Company’s 2006 Rule 14a-3 annual report, and is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required by this item appears under the headings “Liquidity and Interest Rate Risk Management” on pages 51 and 52 and “Quantitative and Qualitative Disclosure About Market Risk” on page 54 and 55 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2006 Rule 14a-3 annual report, and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of the Company and Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm, appear on pages 2 through 7 of the Financial Statements portion of the Company’s 2006 Rule 14a-3 annual report, and are incorporated herein by reference. The supplementary data required by this item is contained in Note 16 thereto.
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
     (b) Changes in Internal Controls.
     During the fourth quarter ended December 31, 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The Company’s executive officers are identified under “Additional Item” in Part I of this Report on Form 10-K. The other information required by this item appears under the captions “2007 Election of Directors,” “The Corporation’s Board of Directors,” “Code of Ethics,” “Committees of the Corporation Board,” and “Compliance with Section 16 Reporting” on pages 3, 4, 5, 6, 7, 8, 9, 10 and 21, respectively, of the Company’s 2007 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item appears under the captions “Director Compensation,” “Executive Compensation,” “Payments upon Termination/Change in Control” and “Compensation/ESOP Committee Interlocks,” on pages 11 through 20 of the Company’s 2007 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item appears under the caption “Stock Ownership of Directors, Executive Officers and Certain Major Shareholders” on pages 5 and 6 of the Company’s 2007 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
     Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected
	of outstanding options	outstanding options	in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders	40,523	$29.68	120,400

Equity compensation plans not approved by security holders	0	0	0

Total	40,523	$29.68	120,400

     These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item appears under the captions “Independence of Directors and Attendance at Meetings” and “Other Information — Transactions with Certain Interested Parties” on pages 7 and 21 and 22, respectively, of the Company’s 2007 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item appears under the caption “Relationship with Independent Public Accountants” on pages 20 and 21 of the Company’s 2007 Notice of Annual Shareholders Meeting and Proxy Statement and is incorporated herein by reference.
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

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 15, 2007.

Fentura Financial, Inc.
(Registrant)

By	/s/Donald L. Grill

Donald L. Grill
On behalf of the registrant
and as President & CEO

By	/s/Douglas J. Kelley

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

Signature	Capacity	Date

/s/Forrest A. Shook Forrest A. Shook	Chairman of the Board Director	March 15, 2007

/s/Donald L. Grill Donald L. Grill	Director	March 15, 2007

/s/Kenneth R. Elston Kenneth R. Elston	Director	March 15, 2007

/s/J. David Karr J. David Karr	Director	March 15, 2007

/s/Thomas P. McKenney Thomas P. McKenney	Director	March 15, 2007

/s/Thomas L. Miller Thomas L. Miller	Director	March 15, 2007

/s/Brian P. Petty Brian P. Petty	Director	March 15, 2007

/s/Ian W. Schonsheck Ian W. Schonsheck	Director	March 15, 2007

FENTURA FINANCIAL, INC.
2006 Annual Report on Form 10-K
EXHIBIT INDEX

Exhibit
No.	Exhibit
2	Agreement and Plan of Merger By and Among Fentura Financial, Inc., West Michigan Financial Corporation and West Michigan Community Bank dated as of October 14, 2003, and joined in by WMFC Acquisition Subsidiary, Inc. and Amendment No. 1 thereto (Incorporated by reference to Exhibits 2.1 and 2.2 to the Registrant’s Current Report on Form 8-K dated March 15, 2004).

3(i)	Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(ii)	Bylaws of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550)

3(iii)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3(iii) to the Form 10-K Filed March 20, 2001)

3(iv)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3 filed with Form 10-Q for the quarter ended March 31, 2002)

4.1	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 — Registration No. 333-75194)

10.1	Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.2	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Form 10Q-SB filed on May 2, 1996)

10.3	Retainer Stock Plan for Directors (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.4	Employee Stock Option Plan(Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.5	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10K-SB filed on March 17, 1996)

10.6	Stock Purchase Plan between The State Bank and Donald E. Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated November 17, 1996 (Incorporated by reference to Exhibit 10.19 to the Form 10K-SB filed March 20, 1997)

10.7	Severance Compensation Agreement between the Registrant, The State Bank, and Donald L. Grill dated March 20, 1997 (Incorporated by reference to Exhibit 10.20 to the Form 10Q-SB filed May 12, 1997)

10.8	Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 Form S-8 filed on August 10, 2004)

Exhibit
No.	Exhibit
10.9	Form of Severance Compensation Agreement between the Registrant, The State Bank, and Ronald Justice. (Incorporated by reference to Exhibit 10.10 to the Form 10-K filed March 28, 2005)

10.10	Severance Compensation Agreement between the Registrant, West Michigan Community Bank, and Robert Sewick dated March 9, 2006. (Incorporated by reference to Exhibit 10.11 to the Form 10-K filed March 22, 2006)

10.11	Severance Compensation Agreement between the Registrant and Dennis Leyder dated March 9, 2006. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed March 10, 2006)

10.12	Severance Compensation Agreement between the Registrant and Douglas Kelley dated March 9, 2006. (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed March 10, 2006)

10.13	Severance Compensation Agreement between the Registrant and Holly Pingatore dated March 9, 2006. (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed March 10, 2006)

10.14	Amendment and Restatement of The State Bank Incentive Supplemental Executive Retirement Agreement dated May 20, 1999, for Donald L. Grill, dated March 10, 2006. (Incorporated by reference to Exhibit 10.15 to the Form 10-K filed March 22, 2006)

10.15	Amendment and Restatement of the Incentive Supplemental Executive Retirement Agreement dated August 13, 1999, for Robert Sewick, dated March 10, 2006. (Incorporated by reference to Exhibit 10.16 to the Form 10-K filed March 22, 2006)

10.16	Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.12 to the Form 10-K filed March 28, 2005)

10.17	Fentura Bancorp, Inc. Employee Deferred Compensation and Stock Ownership Plan. (Incorporated by reference to Exhibit 10.13 to the Form 10-K filed March 28, 2005)

10.18	2006 Executive Stock Bonus Plan (Filed as Exhibit 10.1 Form 8-K filed on December 4, 2006)

13	Rule 14a-3 Annual Report to Security Holders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part of this Report)

14	Code of Ethics for Directors and Executive Officers (Filed herewith)

21.1	Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith)

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Office and Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002