Form 10-Q
period 2007-03-31
FENTURA FINANCIAL INC
filed 2007-05-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 000-23550
Fentura Financial, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2806518

(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 20, 2007

Class — Common Stock	Shares Outstanding — 2,165,244

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

     Fentura Financial, Inc.
     Consolidated Balance Sheets

	March 31,
	2007	Dec 31,
(000’s omitted except share data)	(unaudited)	2006

ASSETS
Cash and due from banks	$17,236	$19,946
Federal funds sold	6,100	9,500

Total cash & cash equivalents	23,336	29,446
Securities—available for sale	88,783	91,104
Securities—held to maturity, (fair value of $10,403 at March 31, 2007 and $11,821 at December 31, 2006)	10,441	11,899

Total securities	99,224	103,003
Loans held for sale	2,352	2,226
Loans:
Commercial	298,338	272,402
Real estate loans — construction	64,973	78,927
Real estate loans — mortgage	35,562	36,867
Consumer loans	60,953	62,797

Total loans	459,826	450,993
Less: Allowance for loan losses	(6,962)	(6,692)

Net loans	452,864	444,301
Bank Owned Life Insurance	6,872	6,815
Bank premises and equipment	19,509	16,854
Federal Home Loan Bank stock	2,032	2,032
Accrued interest receivable	3,313	2,985
Goodwill	7,955	7,955
Acquisition intangibles	683	759
Other assets	6,812	5,922

Total assets	$624,952	$622,298

LIABILITIES
Deposits:
Non-interest bearing deposits	$77,790	$74,886
Interest bearing deposits	453,559	453,669

Total deposits	531,349	528,555
Short term borrowings	1,003	1,500
Federal Home Loan Bank Advances	11,052	11,052
Repurchase Agreements	10,000	10,000
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	5,244	5,873

Total liabilities	572,648	570,980

SHAREHOLDERS’ EQUITY
Common stock — no par value 2,162,107 shares issued (2,152,862 at Dec. 31, 2006)	42,475	42,158
Retained earnings	10,525	10,118
Accumulated other comprehensive income (loss)	(696)	(958)

Total shareholders’ equity	52,304	51,318

Total Liabilities and Shareholders’ Equity	$624,952	$622,298

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31
(000’s omitted except per share data)	2007	2006

INTEREST INCOME
Interest and fees on loans	$8,647	$8,430
Interest and dividends on securities:
Taxable	917	883
Tax-exempt	215	207
Interest on federal funds sold	167	94

Total interest income	9,946	9,614

INTEREST EXPENSE
Deposits	3,961	3,241
Borrowings	585	507

Total interest expense	4,546	3,748

NET INTEREST INCOME	5,400	5,866
Provision for loan losses	439	400

Net interest income after Provision for loan losses	4,961	5,466

NON-INTEREST INCOME
Service charges on deposit accounts	851	831
Gain on sale of mortgage loans	84	163
Trust and investment services income	507	383
Other income and fees	423	420

Total non-interest income	1,865	1,797

NON-INTEREST EXPENSE
Salaries and employee benefits	3,247	3,334
Occupancy	503	432
Furniture and equipment	525	508
Loan and collection	91	71
Advertising and promotional	112	153
Other operating expenses	1,018	1,071

Total non-interest expense	5,496	5,569

INCOME BEFORE TAXES	1,330	1,694
Federal income taxes	382	487

NET INCOME	$948	$1,207

Per share: (adjusted for 10% stock dividend paid on August 4, 2006)
Net income — basic	$0.44	$0.57

Net income — diluted	$0.44	$0.56

Cash Dividends declared	$0.25	$0.25

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended
	March 31,
(000’s omitted)	2007	2006

COMMON STOCK
Balance, beginning of period	$42,158	$34,491
Issuance of shares under Director stock purchase plan & Dividend reinvestment program (8,950 and 7,625 shares)	287	252
Stock repurchase (977 shares — 2006)	0	(32)
Stock options exercised (295 and 5,023 shares)	7	87
Stock compensation expense	23	0

Balance, end of period	42,475	34,798

RETAINED EARNINGS
Balance, beginning of period	10,118	13,729
Net income	948	1,207
Stock dividend	0	0
Cash dividends declared	(541)	(507)

Balance, end of period	10,525	14,429

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(958)	(1,325)
Change in unrealized gain (loss) on securities, net of tax	262	(177)

Balance, end of period	(696)	(1,502)

TOTAL SHAREHOLDERS’ EQUITY	$52,304	$47,725

See notes to consolidated financial statements.

Fentura Financial, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(000’s omitted)	2007	2006

OPERATING ACTIVITIES:
Net income	$948	$1,207
Adjustments to reconcile net income to cash Provided by Operating Activities:
Depreciation and amortization	229	119
Provision for loan losses	439	400
Loans originated for sale	(4,288)	(9,933)
Proceeds from the sale of loans	4,246	9,443
Gain on sales of loans	(84)	(163)
Stock compensation expense	23	0
Net (increase) decrease in bank owned life insurance	(57)	(63)
Net (increase) decrease in interest receivable & other assets	(1,217)	172
Net increase (decrease) in interest payable & other liabilities	(764)	177

Total Adjustments	(1,473)	152

Net Cash Provided By (Used In) Operating Activities	(525)	1,359

Cash Flows From Investing Activities:
Proceeds from maturities of securities — HTM	200	151
Proceeds from maturities of securities — AFS	2,887	5,427
Proceeds from calls of securities — HTM	0	0
Proceeds from calls of securities — AFS	1,200	985
Proceeds from sales of securities — AFS	0	0
Purchases of securities — HTM	0	(700)
Purchases of securities — AFS	(133)	(394)
FHLB stock buy back	0	0
Net increase in loans	(9,002)	(13,211)
Acquisition of premises and equipment, net	(2,786)	(1,082)

Net Cash Provided By (Used in) Investing Activities	(7,634)	(8,824)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	2,793	5,911
Net increase (decrease) in borrowings	(497)	(1,517)
Net increase (decrease) in repurchase agreements	0	0
Purchase of advances from FHLB	7,000	4,000
Repayments of advances from FHLB	(7,000)	(4,000)
Net proceeds from stock issuance and purchase	294	307
Cash dividends	(541)	(507)

Net Cash Provided By (Used In) Financing Activities	2,049	4,194

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(6,110)	$(3,271)
CASH AND CASH EQUIVALENTS — BEGINNING	$29,446	$31,077

CASH AND CASH EQUIVALENTS — ENDING	$23,336	$27,806

CASH PAID FOR:
INTEREST	$4,004	$3,674
INCOME TAXES	$222	$51
NONCASH DISCLOSURES:
Transfers from loans to other real estate	$216	$0
See notes to consolidated financial statements

Fentura Financial, Inc. Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(000’s Omitted)	2007	2006

Net Income	$948	$1,207
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	262	(177)

Other comprehensive income (loss)	262	(177)

Comprehensive income	$1,210	$1,030

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements at December 31, 2006 and March 31, 2007 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.
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
Stock Option Plans
The Nonemployee Director Stock Option Plan provides for granting options to nonemployee directors to purchase the Corporation’s common stock. No options have been granted in 2007. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 8,131 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,967 shares in the aggregate may be outstanding at any one time.
The Employee Stock Option Plan grants options to eligible employees to purchase the Corporation’s common stock at or above, the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 86,936 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the Plan.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Corporation’s common stock. The Corporation uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Shares are issued upon option exercise come from authorized but unissued shares.
The following table summarizes stock option activity (adjusted for the 10% stock dividend paid on August 4, 2006):

	Number of	Weighted
	Options	Average Price

Options outstanding at December 31, 2005	46,532	$28.04
Options exercised 2006	(5,525)	15.74
Options forfeited 2006	(484)	30.88

Options outstanding at December 31, 2006	40,523	$29.68
Options exercised 2007	(295)	21.90

Options outstanding at March 31, 2007	40,228	$29.74

Effect of Newly Issued Accounting Standards
We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on our financial statements.
We and our subsidiaries are subject to U.S. federal income tax, as well as, single business tax of the state of Michigan. We are no longer subject to examination by federal taxing authorities for years before 2002, and are no longer subject to examination by state taxing authorities for years before 2001. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
Effect of Newly Issued but not yet Effective Accounting Standards
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. Adoption of this statement is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets and liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. We have not yet determined which, if any, assets or liabilities we may determine to report using the fair value accounting method. As such, we have not determined the impact that the adoption of this statement may have on our financial statement. We recognize interest and/or penalties related to income tax matters in income tax expense. We did not have any amounts accrued for interest and penalties at January 1, 2007.

Note 2. Earnings Per Common Share
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share, adjusted for the 10% stock dividend paid on August 4, 2006, are presented below for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Basic Earnings Per Common Share:
Numerator
Net Income	$948,000	$1,207,000

Denominator
Weighted average common shares Outstanding	2,157,405	2,130,564

Basic earnings per common share	$0.44	$0.57

Diluted Earnings Per Common Share:
Numerator
Net Income	$948,000	$1,207,000

Denominator
Weighted average common shares Outstanding for basic earnings per Common share	2,157,405	2,130,564

Add: Dilutive effects of assumed exercises of stock options	3,494	1,971

Weighted average common shares and dilutive potential common shares outstanding	2,160,899	2,132,535

Diluted earnings per common share	$0.44	$0.56

Stock options for 17,904 shares of common stock for the three month period ended March 31, 2007 and stock options for 3,154 shares of common stock for the three month period ended March 31, 2006 were not considered in computing diluted earnings per common share because they were not dilutive.
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
As indicated in the income statement, earnings for the three months ended March 31, 2007 were $948,000 compared to $1,207,000 for the same period in 2006. Net interest income in the first quarter of 2007, was significantly below net interest income for the same quarter in 2006. This is primarily due to a 21.3% increase in interest expense. The increase in interest expense was partially offset by loan growth which produced a 3.5% increase in interest income. Additionally, a modest increase in non-interest income and a modest decrease in non-interest expense for the first quarter of 2007 comprised the first quarter earnings. The provision for loan loss was up $39,000 comparing the first quarter of 2007 to the same quarter in 2006. Management feels the provision is adequate and the allowance for loan losses has increased $270,000 when comparing March 2007 to March 2006. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2007, the Corporation’s return on average assets (annualized) was 0.62% compared to 0.79% for the same period in 2006. Net income per share, adjusted for the 10% stock dividend paid on August 4, 2006, — basic was $0.44 and diluted was $0.44 in the first three months of 2007 compared to $0.57 net income per share basic and $0.56 net income per diluted share for the same period in 2006.
Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	THREE MONTHS ENDED
	MARCH 31,
	2007 COMPARED TO 2006
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000’S OMITTED)	VOL	RATE	TOTAL

Taxable Securities	$(91)	$127	$36
Tax-Exempt Securities	(14)	26	12
Federal Funds Sold	54	19	73

Total Loans	70	136	206
Loans Held for Sale	6	0	6

Total Earning Assets	25	308	333

Interest Bearing Demand Deposits	(58)	57	(1)
Savings Deposits	23	195	218
Time CD’s $100,000 and Over	59	236	295
Other Time Deposits	(18)	226	208
Other Borrowings	(17)	95	78

Total Interest Bearing Liabilities	(11)	809	798

Net Interest Income	$36	$(501)	$(465)

As indicated in Table 1, during the three months ended March 31, 2007, net interest income decreased compared to the same period in 2006, principally because of the increase in deposit and borrowing interest expense. Loan income increased due to higher balances during the first three months of 2007 compared to the same period in 2006. Interest expense increased compared to the first three months of 2006 due to the increase in deposit pricing for the Corporation.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2007 and 2006 are shown in Table 2. Net interest income for the three months ended March 31, 2007 was $5,533,000, a decrease of $465,000, or 7.8%, over the same period in 2006. Net interest margin decreased due to higher deposit and borrowing costs during the first three months of 2007. Management has re-priced deposits to be competitive in the respective markets. Loan pricing has also become very competitive. While management strives to acquire quality credits with favorable pricing, local competition has been attempting to drive loan pricing down to adverse levels. Therefore, the Banks have been compelled not to book some minimally priced loans. Management has also addressed credit quality issues during the first quarter of 2007. This will be discussed further in the “Allowance and Provision for Loan Loss” section.
Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.
As indicated in Table 2, for the three months ended March 31, 2007, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.94% compared with 4.26% for the same period in 2006. This decrease is attributable to the impact of higher deposit and borrowing costs that outpaced loan repricing.

Average earning assets decreased 0.3% or approximately $1,462,000 comparing the three months of 2007 to the same time period in 2006. Loans, the highest yielding component of earning assets, represented 79.4% of earning assets in 2007 compared to 78.5% in 2006. Average interest bearing liabilities decreased 0.2% or $745,000 comparing the first three months of 2007 to the same time period in 2006. Non-interest bearing deposits amounted to 13.3% of average earning assets in the first three months of 2007 compared with 13.6% in the same time period of 2006.
Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2007, corresponding changes in funding costs will be considered to avoid the potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	THREE MONTHS ENDED MARCH 31,
	2007			2006
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$78,344	$890	4.61%	$88,026	$852	3.93%
State and Political (1)	20,857	326	6.34%	21,817	314	5.84%
Other	4,638	29	2.49%	4,308	31	2.92%

Total Securities	103,839	1,245	4.86%	114,151	1,197	4.25%
Fed Funds Sold	13,176	167	5.14%	8,357	94	4.56%
Loans:
Commercial	349,252	6,722	7.81%	335,935	6,363	7.68%
Tax Free (1)	3,810	62	6.58%	4,538	73	6.52%
Real Estate-Mortgage	36,216	596	6.67%	35,751	654	7.42%
Consumer	61,299	1,258	8.32%	70,665	1,342	7.70%

Total loans	450,577	8,638	7.77%	446,889	8,432	7.65%
Allowance for Loan Losses	(6,736)			(6,426)
Net Loans	443,841	8,638	7.89%	440,463	8,432	7.76%

Loans Held for Sale	1,697	29	6.82%	1,354	23	6.89%

TOTAL EARNING ASSETS	$569,289	$10,079	7.18%	$570,751	$9,746	6.93%

Cash Due from Banks	17,335			17,688
All Other Assets	42,706			37,385

TOTAL ASSETS	$622,594			$619,398

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$98,152	$590	2.44%	$108,790	$591	2.20%
Savings Deposits	113,017	535	1.92%	105,353	317	1.22%
Time CD’s $100,000 and Over	130,768	1,611	5.00%	125,158	1,316	4.26%
Other Time CD’s	108,624	1,225	4.58%	110,606	1,017	3.73%

Total Deposits	450,561	3,961	3.57%	449,907	3,241	2.92%
Other Borrowings	39,635	585	5.99%	41,034	507	5.01%

INTEREST BEARING LIABILITIES	$490,196	$4,546	3.76%	$490,941	$3,748	3.10%

Non-Interest bearing — DDA	75,615			77,418
All Other Liabilities	4,815			3,102
Shareholders’ Equity	51,968			47,937

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$622,594			$619,398

Net Interest Rate Spread			3.42%			3.83

Net Interest Income /Margin		$5,533	3.94%		$5,998	4.26

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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
The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s subsidiary banks’ methodology in determining the adequacy of the ALL relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At March 31, 2007, the ALL was $6,962,000, or 1.51% of total loans compared to $6,692,000, or 1.48%, at December 31, 2006, increasing the ALL $270,000 during the first three months of 2007. Non performing loan levels, discussed later, decreased during the period and net charge-offs have decreased to $169,000 during the first three months of 2007 compared to $183,000 during the first three months of 2006. Management believes that the allowance is appropriate given identified risk in the loan portfolio based on asset quality.
Table 3 below summarizes loan losses and recoveries for the first three months of 2007 and 2006. During the first three months of 2007, the Corporation experienced net charge-offs of $169,000 or .04% of gross loans compared with net charge-offs of $183,000 or .04% of gross loans in the first three months of 2006. The provision for loan loss was $439,000 in the first three months of 2007 and $400,000 for the same time period in 2006. The year to year increase resulted principally from the growth in the loan portfolio, charge-offs incurred and the change in economic conditions in the state of Michigan.

Table 3 Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
(000’s omitted)	2007	2006

Balance at Beginning of Period	$6,692	$6,301

Charge-Offs:
Commercial, Financial and Agriculture	(139)	(138)
Real Estate-Mortgage	(29)	0
Installment Loans to Individuals	(120)	(72)

Total Charge-Offs	(288)	(210)
Recoveries:
Commercial, Financial and Agriculture	96	8
Real Estate-Mortgage	0	0
Installment Loans to Individuals	23	19

Total Recoveries	119	27

Net Charge-Offs	(169)	(183)
Provision	439	400

Balance at End of Period	$6,962	$6,518

Ratio of Net Charge-Offs to Gross Loans	0.04%	0.04%

Non-Interest Income
Non-interest income increased during the three months ended March 31, 2007 as compared to the same period in 2006, primarily due to the increase in service charges on deposits and an increase in trust and investment income. Overall non-interest income was $1,865,000 for the three months ended March 31, 2007 compared to $1,797,000 for the same period in 2006. This represents an increase of 3.8%.
The most significant category of non-interest income is service charges on deposit accounts. These fees were $851,000 in the first three months of 2007 compared to $831,000 for the same period of 2006. This represents an increase of 2.4% from year to year. The increase is attributable to customer usage of the overdraft privilege product, which enhanced service charge income. Other service charge categories remained relatively flat from year to year.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market decreased 48.5% to $84,000 in the three months ended March 31, 2007 compared to $163,000 in the same period in 2006. This notable decrease is a result of slowing mortgage volume and the economic conditions in the state of Michigan.
Trust, investment and financial planning services income increased $124,000 (32.4%) in the first three months of 2007 compared to the same period in the prior year. The increase in fees is attributable to the increase in the amount of assets under management, the increase in investment services at The State Bank, and an increase in West Michigan Community Bank trust and investment services fees.
Other operating income increased modestly by $3,000 or 0.71% to $423,000 in the first three months of 2007 compared to $420,000 in the same time period in 2006. The two categories with the largest year to year increases were customer service fees, which increased $6,000 from year to year and income from servicing a non-Fentura family bank. The increase was $14,000 or 57.4% for the first three months of 2007 compared to the first three months of 2006.

Non-Interest Expense
Total non-interest expense decreased 1.3% to $5,496,000 in the three months ended March 31, 2007, compared with $5,569,000 in the same period of 2006. The decrease was largely in salaries and benefits. The difference, of about $87,000, was due to staffing changes implemented in the fourth quarter of 2006. Also, a reduction of $53,000 in other operating expenses from year to year contributed to the overall decrease. Postage expense and provision for single business tax, due to earnings, were down when comparing the first three months of 2007 and 2006.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $3,247,000 in the first three months of 2007, compared with $3,334,000, or a decrease of 2.6%, for the same time period in 2006. Decreased costs were a result of staffing changes that had been implemented in the fourth quarter of 2006, changes to incentive payment plans and conscious management of overtime salaries.
Occupancy expenses, at $503,000, increased in the three months ended March 31, 2007 compared to the same period in 2006 by $71,000 or 16.4%. The increases were attributable to the opening or purchase of two Bank affiliate branches. These expenses were partially offset by decreases in storage space rentals.
During the three months ended March 31, 2007, furniture and equipment expenses were $525,000 compared to $508,000 for the same period in 2006, an increase of 3.3%. The increases in expenses were attributable to an increase in equipment depreciation, equipment rental expense, equipment maintenance expense and non-capitalized purchase expenses. These were partially offset by a decrease in leasehold depreciation expense as some of our leased properties have neared the end of their current lease contracts.
Loan and collection expenses, at $91,000, were up $20,000 or 28.2% during the three months ended March 31, 2007 compared to the same time period in 2006. The increase was primarily attributable to an increase in other loan expense relating to other real estate. The rise in these expenses is a result of the unfavorable changing economy in Michigan. We anticipate these expenses to be above desired levels until the economic situation begins to become more favorable.
Advertising expenses of $112,000 in the three months ended March 31, 2007 decreased 26.8% compared with $153,000 for the same period in 2006. The decrease was primarily due to reduced spending in media and promotional expenses. Some of the decreases were offset by increases in donation and sponsorship activity as well as shareholder communication expenses.
Other operating expenses were $1,018,000 in the three months ended March 31, 2007 compared to $1,071,000 in the same time period in 2006, a modest decrease of $53,000 or 4.9%. Reduced expenses of director fees, insurance premiums, publication expenses, interchange expenses and correspondent bank charges were nearly offset by increases in other categories. Expenses that had notable increases were business development, customer service expenses, memberships, and other losses.

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
The Corporation’s total assets were $625 million at March 31, 2007 compared to total assets of $622 million at December 31, 2006. Loans comprised 74.0% of total assets at March 31, 2007 compared to 72.8% at December 31, 2006. Loans grew $8.8 million during the first three months of 2007. The ratio of non-interest bearing deposits to total deposits was 14.6% at March 31, 2007 and 14.2% at December 31, 2006. Interest bearing deposit liabilities totaled $453.6 million at March 31, 2007 compared to $453.7 million at December 31, 2006. Total deposits increased $2.8 million with non-interest bearing demand deposits increasing $2,904,000 and interest bearing deposits decreasing $110,000. Short-term borrowings decreased $1,050,000 due to the increase in deposits, comparing the two periods. FHLB advance balances did not change comparing the two periods. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by government securities. The repurchase agreements were leveraged against securities to increase net interest income.
Bank premises and equipment increased $2,655,000 to $19.5 million at March 31, 2007 compared to $16.9 million at December 31, 2006. The increase was due to the completion of construction and the opening of the branch at one of the Bank subsidiaries and the purchase of a building at another subsidiary.
Non-Performing Assets
Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status are also included in this category. Table 4 reflects the levels of these assets at March 31, 2007 and December 31, 2006.
Non-performing assets increased from December 31, 2006 to March 31, 2007. This increase was primarily due to increases in non-accrual loans, renegotiated loans, REO in redemption, and other non-performing assets. REO-in-Redemption balance is comprised of two commercial properties and five residential properties for a total of $935,000 at March 31, 2007. Marketability of these properties is dependent on the real estate market. Renegotiated loans increased $198,000 from December 31, 2006 to a total of $685,000 at March 31, 2007.
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

Table 4 — Non-Performing Assets and Past Due Loans

	March 31,	December 31,
	2007	2006

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$528	$2,311
Non-Accrual Loans	3,555	2,354
Renegotiated Loans	685	437

Total Non-Performing Loans	4,768	5,102

Other Non-Performing Assets:
Other Real Estate	1,128	1,145
REO in Redemption	935	318
Other Non-Performing Assets	180	155

Total Other Non-Performing Assets	2,243	1,618

Total Non-Performing Assets	$7,011	$6,720

Non-Performing Loans as a % of Total Loans	1.03%	1.13%
Allowance for Loan Losses as a % of Non-Performing Loans	146.02%	131.16%
Accruing Loans Past Due 90 Days or More to Total Loans	0.11%	0.51%
Non-performing Assets as a % of Total Assets	1.12%	1.08%
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first three months of 2007. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $3.8 million since December 31, 2006 due to the calls and maturities of securities, pay downs of Mortgage Backed Securities (MBS) and the unexpected pay off of one municipal investment. The Corporation has decided to invest the excess funds, from the call of these securities, in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash flows from financing activities resulting primarily from the decrease of borrowings and increase of demand and savings deposits. In the first three months of 2007, these borrowings decreased $1,050,000 while these deposits increased $2,793,000. Cash used by investing activities was $7,634,000 in first three months of 2007 compared to cash used of $8,824,000 in first three months of 2006. The change in investing activities was due to the increase in the origination of loans in the first three months of 2007 compared to the first three months of 2006. Proceeds from maturities and calls of securities, were nearly offset by acquisition of premises and equipment in the subsidiary banks, during the first three months of 2007.
Capital Management
Total shareholders’ equity increased 1.9% to $52,304,000 at March 31, 2007 compared with $51,318,000 at December 31, 2006. The Corporation’s equity to asset ratio was 8.4% at March 31, 2007 and 8.2% at December 31, 2006. The increase in the amount of capital resulted primarily from net income, partially offset by dividends declared.
As indicated on the balance sheet at December 31, 2006, the Corporation had an accumulated other comprehensive loss of $958,000 compared to accumulated other comprehensive loss at March 31, 2007 of $696,000. The decrease in the loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.
Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 5, at March 31, 2007 and at December 31, 2006, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.
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

Table 5

	Capital Ratios
		Fentura Financial, Inc.
	Regulatory Minimum	March 31,	December 31,	March 31,
	For “Well Capitalized”	2007	2006	2006

Total Capital to risk Weighted assets	10%	12.47%	12.50%	11.84%
Tier 1 Capital to risk Weighted assets	6%	11.22%	11.30%	10.61%
Tier 1 Capital to average Assets	5%	9.50%	8.60%	8.89%
Off Balance Sheet Arrangements
At March 31, 2007, the Banks had outstanding standby letters of credit of $5.6 million and unfunded loan commitments outstanding of $115.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Banks have the ability to fund these commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 54 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2007, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2007 compared to 2006.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 6 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2007, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.
Table 6 GAP Analysis — March 31, 2007

	Within	Three	One to	After
	Three	Months to	Five	Five
(000’s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$6,100	$0	$0	$0	$6,100
Securities	15,703	18,760	44,588	20,173	99,224
Loans	67,865	86,104	242,675	63,182	459,826
Loans Held for Sale	2,352	0	0	0	2,352
FHLB Stock	2,032	0	0	0	2,032

Total Earning Assets	$94,052	$104,864	$287,263	$83,355	$569,534

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$99,568	$0	$0	$0	$99,568
Savings Deposits	$89,112	0	0	0	89,112
Time Deposits Less than $100,000	29,221	62,416	33,658	221	125,516
Time Deposits Greater than $100,000	49,137	41,922	48,304	0	139,363
Short term borrowings	1,003	0	0	0	1,003
Other Borrowings	22	5,000	5,107	923	11,052
Repurchase agreements	5,000	0	5,000	0	10,000
Subordinated debentures	0	0	14,000	0	14,000

Total Interest Bearing Liabilities	$273,063	$109,338	$106,069	$1,144	$489,614

Interest Rate Sensitivity GAP	($179,011)	($4,474)	$181,194	$82,211	$79,920
Cumulative Interest Rate Sensitivity GAP	($179,011)	($183,485)	($2,291)	$79,920
Interest Rate Sensitivity GAP	(0.34)	(0.96)	2.71	72.84
Cumulative Interest Rate Sensitivity GAP Ratio	(0.34)	(0.52)	(1.00)	1.16
As indicated in Table 6, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates continue to increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at March 31, 2007 and the change in net interest margin for the three months ended March 31, 2007 compared to the same time period in 2006. At March 31, 2007, the Corporation was negatively gapped through one year and since that time interest rates have stayed steady. Further, net interest margin decreased when the first three months of 2007 is compared to the same period in 2006. This occurred because certain deposit categories, specifically interest bearing demand, savings deposits and new certificates of deposits, re-priced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. In addition to GAP analysis, the Corporation, as part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin as a result of a rising interest rate environment.
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
ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. — None

Item 1A.	Risk Factors — There have been no material changes in the risk factors applicable to the Corporation from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. — None

Item 3.	Defaults Upon Senior Securities. — None

Item 4.	Submission of Matters to a Vote of Securities Holders. — None

Item 5.	Other Information. — None

Item 6.	Exhibits.
(a)	Exhibits
10.1	Supplemental Executive Retirement Agreement with Donald Grill dated March 16, 2007. (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.2	Supplemental Executive Retirement Agreement with Robert Sewick dated March 16, 2007. (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.3	Severance Compensation Agreement with Donald Grill dated March 16, 2007. (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.4	Severance Compensation Agreement with Robert Sewick dated March 16, 2007. (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial Inc.
Dated: May 11, 2007	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: May 11, 2007	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Supplemental Executive Retirement Agreement with Donald Grill dated March 16, 2007. (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.2	Supplemental Executive Retirement Agreement with Robert Sewick dated March 16, 2007. (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.3	Severance Compensation Agreement with Donald Grill dated March 16, 2007. (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.4	Severance Compensation Agreement with Robert Sewick dated March 16, 2007. (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007.

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.