Form 10-Q
period 2007-06-30
FENTURA FINANCIAL INC
filed 2007-08-13
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 20, 2007

Class — Common Stock	Shares Outstanding — 2,162,393

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
     Fentura Financial, Inc.
     Consolidated Balance Sheets

	June 30,	Dec 31,
	2007	2006
(000’s omitted except share data)	(unaudited)

ASSETS
Cash and due from banks	$18,658	$19,946
Federal funds sold	4,250	9,500

Total cash & cash equivalents	22,908	29,446
Securities-available for sale	88,816	91,104
Securities-held to maturity, (fair value of $8,852 at June 30, 2007 and $11,821 at December 31, 2006)	8,934	11,899

Total securities	97,750	103,003
Loans held for sale	1,066	2,226
Loans:
Commercial	298,359	272,402
Real estate loans — construction	62,722	78,927
Real estate loans — mortgage	37,842	36,867
Consumer loans	59,147	62,797

Total loans	458,070	450,993
Less: Allowance for loan losses	(7,174)	(6,692)

Net loans	450,896	444,301
Bank Owned Life Insurance	6,920	6,815
Bank premises and equipment	19,383	16,854
Federal Home Loan Bank stock	2,032	2,032
Accrued interest receivable	3,272	2,985
Goodwill	7,955	7,955
Acquisition intangibles	616	759
Other assets	6,321	5,922

Total assets	$619,119	$622,298

LIABILITIES
Deposits:
Non-interest bearing deposits	$81,606	$74,886
Interest bearing deposits	451,012	453,669

Total deposits	532,618	528,555
Short term borrowings	1,074	1,500
Federal Home Loan Bank Advances	11,030	11,052
Repurchase Agreements	5,000	10,000
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	3,070	5,873

Total liabilities	566,792	570,980

SHAREHOLDERS’ EQUITY
Common stock — no par value 2,164,050 shares issued (2,152,862 at Dec. 31, 2006)	42,538	42,158
Retained earnings	10,827	10,118
Accumulated other comprehensive income (loss)	(1,038)	(958)

Total shareholders’ equity	52,327	51,318

Total Liabilities and Shareholders’ Equity	$619,119	$622,298

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(000’s omitted except per share data)	2007	2006	2007	2006

INTEREST INCOME
Interest and fees on loans	$8,917	$8,852	$17,564	$17,282
Interest and dividends on securities:
Taxable	801	852	1,718	1,735
Tax-exempt	180	196	395	403
Interest on federal funds sold	44	79	211	173

Total interest income	9,942	9,979	19,888	19,593

INTEREST EXPENSE
Deposits	3,990	3,594	7,951	6,835
Borrowings	560	540	1,145	1,047

Total interest expense	4,550	4,134	9,096	7,882

NET INTEREST INCOME	5,392	5,845	10,792	11,711
Provision for loan losses	649	240	1,088	640

Net interest income after Provision for loan losses	4,743	5,605	9,704	11,071

NON-INTEREST INCOME
Service charges on deposit accounts	836	950	1,687	1,760
Gain on sale of mortgage loans	119	157	203	320
Trust and investment services income	461	417	968	800
Other income and fees	612	364	1,035	800

Total non-interest income	2,028	1,888	3,893	3,680

NON-INTEREST EXPENSE
Salaries and employee benefits	3,193	3,313	6,440	6,641
Occupancy	510	510	1,013	943
Furniture and equipment	534	551	1,059	1,059
Loan and collection	85	84	176	155
Advertising and promotional	159	201	271	354
Other operating expenses	1,117	1,054	2,135	2,125

Total non-interest expense	5,598	5,713	11,094	11,277

INCOME BEFORE TAXES	1,173	1,780	2,503	3,474
Federal income taxes	329	522	711	1,009

NET INCOME	$844	$1,258	$1,792	$2,465

Per share: (adjusted for 10% stock dividend paid on August 4, 2006)
Net income — basic	$0.39	$0.59	$0.83	$1.15

Net income — diluted	$0.39	$0.59	$0.83	$1.15

Cash Dividends declared	$0.25	$0.23	$0.50	$0.45

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Six Months Ended
	June 30,
(000’s omitted)	2007	2006

COMMON STOCK
Balance, beginning of period	$42,158	$34,491
Issuance of shares under Stock Dividend (194,772 shares-2006)	0	6,846
Director stock purchase plan & Dividend reinvestment program (14,677 and 12,381 shares)	458	418
Stock repurchase (3,784 shares and 977 shares )	(112)	(32)
Stock options exercised (295 and 5,023 shares)	6	87
Stock compensation expense	28	0

Balance, end of period	42,538	41,810

RETAINED EARNINGS
Balance, beginning of period	10,118	13,729
Net income	1,792	2,465
Stock dividend	0	(6,846)
Cash dividends declared	(1,083)	(990)

Balance, end of period	10,827	8,358

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(958)	(1,325)
Change in unrealized gain (loss) on securities, net of tax	(80)	(799)

Balance, end of period	(1,038)	(2,124)

TOTAL SHAREHOLDERS’ EQUITY	$52,327	$48,044

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(000’s omitted)	2007	2006

OPERATING ACTIVITIES:
Net income	$1,792	$2,465
Adjustments to reconcile net income to cash Provided by Operating Activities:
Depreciation and amortization	882	872
Provision for loan losses	1,088	640
Loans originated for sale	(10,328)	(19,997)
Proceeds from the sale of loans	11,703	20,680
Gain on sales of loans	(203)	(320)
Stock compensation expense	28	0
Net (increase) decrease in bank owned life insurance	(105)	(104)
Net (increase) decrease in interest receivable & other assets	(541)	(698)
Net increase (decrease) in interest payable & other liabilities	(2,762)	141

Total Adjustments	(238)	1,214

Net Cash Provided By (Used In) Operating Activities	1,554	3,679

Cash Flows From Investing Activities:
Proceeds from maturities of securities — HTM	1,570	761
Proceeds from maturities of securities — AFS	5,746	8,799
Proceeds from calls of securities — HTM	140	925
Proceeds from calls of securities — AFS	1,700	985
Proceeds from sales of securities — AFS	0	0
Purchases of securities — HTM	0	(3,802)
Purchases of securities — AFS	(4,071)	(4,209)
Purchase of FHLB Stock	0	(132)
Net increase in loans	(7,761)	(17,880)
Acquisition of premises and equipment, net	(3,300)	(2,793)

Net Cash Provided By (Used in) Investing Activities	(5,976)	(17,347)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	4,063	6,346
Net increase (decrease) in borrowings	(426)	5,028
Net increase (decrease) in repurchase agreements	(5,000)	0
Advances from FHLB	7,000	4,000
Repayments of advances from FHLB	(7,022)	(6,020)
Net proceeds from stock issuance and purchase	352	473
Cash dividends	(1,083)	(990)

Net Cash Provided By (Used In) Financing Activities	(2,116)	8,837

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(6,538)	$(4,831)
CASH AND CASH EQUIVALENTS — BEGINNING	$29,446	$31,077

CASH AND CASH EQUIVALENTS — ENDING	$22,908	$26,246

CASH PAID FOR:
INTEREST	$9,212	$7,899
INCOME TAXES	$831	$1,435
NONCASH DISCLOSURES:
Transfers from loans to other real estate	$78	$0
See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s Omitted)	2007	2006	2007	2006

Net Income	$844	$1,258	$1,792	$2,465
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	(343)	(622)	(80)	(799)

Other comprehensive income (loss)	(343)	(622)	(80)	(799)

Comprehensive income	$501	$636	$1,712	$1,666

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements at December 31, 2006 and June 30, 2007 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.
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
A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgages and consumer, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Stock Option Plans
The Nonemployee Director Stock Option Plan provides for granting options to nonemployee directors to purchase the Corporation’s common stock. No options have been granted in 2007 or 2006. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 8,131 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,967 shares in the aggregate may be outstanding at any one time.
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
The following table summarizes stock option activity (adjusted for the 10% stock dividend paid on August 4, 2006):

	Number of	Weighted
	Options	Average Price
Options outstanding at December 31, 2006	40,523	$29.68
Options exercised 2007	(295)	21.90

Options outstanding at June 30, 2007	40,228	$29.74

Note 2. Earnings Per Common Share
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share, adjusted for the 10% stock dividend paid on August 4, 2006, are presented below for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic Earnings Per Common Share:
Numerator
Net Income	$844,000	$1,258,000	$1,792,000	$2,465,000

Denominator
Weighted average common shares Outstanding	2,162,599	2,137,592	2,160,016	2,133,926

Basic earnings per common share	$0.39	$0.59	$0.83	$1.15

Diluted Earnings Per Common Share:
Numerator
Net Income	$844,000	$1,258,000	$1,792,000	$2,465,000

Denominator
Weighted average common shares Outstanding for basic earnings per Common share	2,162,599	2,137,592	2,160,016	2,133,926
Add: Dilutive effects of assumed exercises of stock options	3,068	4,662	3,281	4,520

Weighted average common shares and dilutive potential common shares outstanding	2,165,667	2,142,254	2,163,297	2,138,446

Diluted earnings per common share	$0.39	$0.59	$0.83	$1.15

Stock options for 17,596 shares and 17,607 shares of common stock for the three month and six month period ended June 30, 2007 and stock options for 15,428 shares and 16,694 shares of common stock for the three and six month period ended June 30, 2006 were not considered in computing diluted earnings per common share because they were not dilutive.
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
As indicated in the income statement, earnings for the three and six months ended June 30, 2007 were $844,000 and $1,792,000 respectively compared to $1,258,000 and $2,465,000 for the same period in 2006. Net interest income in the second quarter of 2007, was significantly below net interest income for the same quarter in 2006. This is primarily due to a 10.1% increase in interest expense. A 7.4% increase in non-interest income and a 2.0% decrease in non-interest expense were favorable additions to income for the second quarter of 2007. The provision for loan loss was up $409,000 comparing the second quarter of 2007 to the same quarter in 2006. Management feels the provision is adequate and the allowance for loan losses has increased $492,000 when comparing June 2007 to June 2006. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the six months ended June 30, 2007, the Corporation’s return on average assets (annualized) was 0.58% compared to 0.79% for the same period in 2006. The second quarter return on average assets (annualized) was 0.55% for 2007 and 0.81% for 2006. Net income per share, adjusted for the 10% stock dividend paid on August 4, 2006, — basic and per diluted share were $0.39 in the second quarter of 2007 compared to $0.59 net income per share basic and per diluted share for the same period in 2006. Year to date 2007 presented net income per share of $0.83 per basic and diluted share, compared to $1.15 year to date in 2006 for basic and diluted per share earnings.
Net Interest Income
The effects of changes in average interest rates and average balances are detailed in Table 1 below. Net interest income, average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2007 and 2006 are summarized in Table 2. Table 3 summarizes net interest income, average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2007 and 2006.

Table 1

	SIX MONTHS ENDED
	JUNE 30,
	2007 COMPARED TO 2006
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000’S OMITTED)	VOL	RATE	TOTAL

Taxable Securities	$(174)	$161	$(13)
Tax-Exempt Securities	(58)	45	(13)
Federal Funds Sold	21	17	38

Total Loans	148	117	265
Loans Held for Sale	10	(4)	6

Total Earning Assets	(53)	336	283

Interest Bearing Demand Deposits	(61)	70	9
Savings Deposits	(80)	34	(46)
Time CD’s $100,000 and Over	214	261	475
Other Time Deposits	165	513	678
Other Borrowings	(69)	167	98

Total Interest Bearing Liabilities	169	1,045	1,214

Net Interest Income	$(222)	$(709)	$(931)

As indicated in Table 1, during the six months ended June 30, 2007, net interest income decreased compared to the same period in 2006, principally because of the increase in deposit interest expense. Loan income increased modestly due to loan growth during the first six months of 2007 compared to the same period in 2006.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the six months ended June 30, 2007 and 2006 are shown in Table 2. Net interest income for the six months ended June 30, 2007 was $11,036,000, a decrease of $931,000, or 7.8%, over the same period in 2006. Net interest margin decreased due mainly to higher deposit costs while borrowing costs remained nearly consistent during the first six months of 2007 compared to the first six months of 2006.
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
As indicated in Table 2, for the six months ended June 30, 2007, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.93% compared with 4.22% for the same period in 2006. This decrease is attributable mainly to the impact of higher deposit costs that outpaced loan repricing. Borrowing costs had an increase when comparing the first six months of 2007 with 2006. Average earning assets decreased 1.0% or approximately $5,841,000 comparing the first half of 2007 to the same time period in 2006. Loans, the highest yielding component of earning assets, represented 80.3% of earning assets in 2007 compared to 78.8% in 2006. Average interest bearing liabilities decreased 0.6%

or $3,051,000 comparing the first half of 2007 to the same time period in 2006. Non-interest bearing deposits amounted to 13.2% of average earning assets in the first half of 2007 compared with 13.5% in the same time period of 2006.
As indicated in Table 3, for the three months ended June 30, 2007, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.91% compared with 4.17% for the same period in 2006. This decrease is attributable to the impact of deposit repricing and borrowing costs that outpaced loan repricing. Average earning assets decreased 1.6% or approximately $9,323,000 comparing the second quarter of 2007 to the same time period in 2006. Loans, the highest yielding component of earning assets, represented 81.5% of earning assets in 2007 compared to 79.4% in 2006. Average interest bearing liabilities decreased 1.4% or $6,994,000 comparing the second quarter of 2007 to the same time period in 2006. Non-interest bearing deposits amounted to 13.4% of average earning assets in the second quarter of 2007 compared with 13.5% in the same time period of 2006.
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

Table 2 Average Balance and Rates

	SIX MONTHS ENDED JUNE 30,
	2007			2006
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$77,242	$1,673	4.37%	$86,522	$1,676	3.91%
State and Political (1)	19,435	598	6.21%	21,487	611	5.37%
Other	4,881	49	2.02%	4,441	59	2.68%

Total Securities	101,558	2,320	4.61%	112,450	2,346	4.21%
Fed Funds Sold	8,244	211	5.16%	7,341	173	4.75%
Loans:
Commercial	354,834	13,717	7.80%	341,248	13,104	7.74%
Tax Free (1)	3,748	121	6.52%	4,467	142	6.43%
Real Estate-Mortgage	36,259	1,223	6.80%	35,962	1,333	7.47%
Consumer	60,358	2,488	8.31%	69,658	2,705	7.83%

Total loans	455,199	17,549	7.77%	451,335	17,284	7.72%
Allowance for Loan Losses	(6,843)			(6,538)
Net Loans	448,356	17,549	7.89%	444,797	17,284	7.84%

Loans Held for Sale	1,599	52	6.56%	1,315	46	7.05%

TOTAL EARNING ASSETS	$566,600	$20,132	7.17%	$572,441	$19,849	6.99%

Cash Due from Banks	17,234			17,326
All Other Assets	44,151			37,715

TOTAL ASSETS	$621,142			$620,944

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$100,091	$1,189	2.40%	$105,573	$1,180	2.25%
Savings Deposits	89,820	577	1.30%	102,978	623	1.22%
Time CD’s $100,000 and Over	135,472	3,341	4.97%	126,068	2,866	4.58%
Other Time CD’s	125,369	2,844	4.57%	116,482	2,166	3.75%

Total Deposits	450,752	7,951	3.56%	451,101	6,835	3.06%
Other Borrowings	38,264	1,145	6.03%	40,966	1,047	5.15%

INTEREST BEARING LIABILITIES	$489,016	$9,096	3.75%	$492,067	$7,882	3.23%

Non-Interest bearing — DDA	74,830			77,536
All Other Liabilities	4,468			3,260
Shareholders’ Equity	52,828			48,081

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$621,142			$620,944

Net Interest Rate Spread			3.41%			3.76%

Net Interest Income /Margin		$11,036	3.93%		$11,967	4.22%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED JUNE 30,
		2007			2006
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$76,091	$782	4.12%	$84,493	$824	3.91%
State and Political (1)	18,092	273	6.05%	21,608	297	5.51%
Other	5,365	20	1.50%	4,240	28	2.65%

Total Securities	99,548	1,075	4.33%	110,341	1,149	4.18%
Fed Funds Sold	3,366	44	5.24%	6,335	79	5.00%
Loans:
Commercial	360,535	6,996	7.78%	346,505	6,740	7.80%
Tax Free (1)	3,686	59	6.43%	4,397	70	6.36%
Real Estate-Mortgage	36,303	628	6.94%	36,170	679	7.53%
Consumer	59,425	1,230	8.30%	68,662	1,364	7.97%

Total loans	459,949	8,913	7.77%	455,734	8,853	7.79%
Allowance for Loan Losses	(6,950)			(6,650)
Net Loans	452,999	8,913	7.89%	449,084	8,853	7.91%

Loans Held for Sale	1,501	23	6.15%	1,277	23	7.22%

TOTAL EARNING ASSETS	$564,364	$10,055	7.15%	$573,687	$10,104	7.06%

Cash Due from Banks	16,704			16,967
All Other Assets	45,131			38,470

TOTAL ASSETS	$619,249			$622,474

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$100,345	$600	2.39%	$102,391	$588	2.30%
Savings Deposits	89,038	290	1.31%	100,627	306	1.22%
Time CD’s $100,000 and Over	134,374	1,659	4.95%	126,968	1,544	4.88%
Other Time CD’s	125,523	1,441	4.60%	122,296	1,156	3.79%

Total Deposits	449,280	3,990	3.56%	452,282	3,594	3.19%
Other Borrowings	36,907	560	6.09%	40,899	540	5.30%

INTEREST BEARING LIABILITIES	$486,187	$4,550	3.75%	$493,181	$4,134	3.36%

Non-Interest bearing — DDA	75,714			77,653
All Other Liabilities	4,124			3,417
Shareholders’ Equity	53,224			48,223

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$619,249			$622,474

Net Interest Rate Spread			3.39%			3.70%
Net Interest Income /Margin		$5,505	3.91%		$5,970	4.17%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Allowance and Provision For Loan Losses
The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. The Corporation’s loan portfolio has no exposure in foreign loans. The Corporation has not extended credit to finance highly leveraged transactions nor does it intend to do so in the future. Employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of loan losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets.”
The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s subsidiary banks’ methodology in determining the adequacy of the ALL relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At June 30, 2007, the ALL was $7,174,000, or 1.57% of total loans compared to $6,692,000, or 1.48%, at December 31, 2006, an increase to the ALL of $482,000 during the first half of 2007. The increase to the ALL was based on an increase in the loan portfolio mix which includes a higher amount of commercial loans, which require more provision than other types of loans. Additionally the ALL was impacted by higher levels of loans being monitored for credit quality. Michigan economic challenges including the loss of jobs and a saturated residential real estate market have caused deterioration in asset quality primarily in the commercial loan portfolio and specifically in construction and development loans. Non performing loan levels, discussed later, decreased during the period and net charge-offs have increased to $606,000 during the first half of 2007 compared to $259,000 during the first half of 2006. While management remains optimistic of the banks’ ability to collect the principal associated with our non-performing loans, management also feels it is appropriate to record a provision for loan losses based on current trends and credit risk of our portfolio.
Table 4 below summarizes loan losses and recoveries for the first six months of 2007 and 2006. During the first six months of 2007, the Corporation experienced net charge-offs of $606,000 or 0.13% of gross loans compared with net charge-offs of $259,000 or .06% of gross loans in the first six months of 2006. The provision for loan loss was $1,088,000 in the first six months of 2007 and $640,000 for the same time period in 2006. The year to year increase resulted principally from the growth in the loan portfolio, charge-offs incurred and the change in economic conditions in the state of Michigan.

Table 4 Analysis of the Allowance for Loan Losses

	Six Months Ended June 30,
(000’s omitted)	2007	2006

Balance at Beginning of Period	$6,692	$6,301

Charge-Offs:
Commercial, Financial and Agriculture	(534)	(172)
Real Estate-Mortgage	(30)	0
Installment Loans to Individuals	(191)	(135)

Total Charge-Offs	(755)	(307)
Recoveries:
Commercial, Financial and Agriculture	102	15
Real Estate-Mortgage	0	0
Installment Loans to Individuals	47	33

Total Recoveries	149	48

Net Charge-Offs	(606)	(259)
Provision	1,088	640

Balance at End of Period	$7,174	$6,682

Ratio of Net Charge-Offs to Gross Loans	0.13%	0.06%

Non-Interest Income
Non-interest income increased during the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to the increase in trust and investment income. Other income and fees were also up due to the collection of rents in conjunction to the purchase of a new building in the Brighton market and gains on sale of real estate owned. Overall non-interest income was $3,893,000 for the six months ended June 30, 2007 compared to $3,680,000 for the same period in 2006. This represents an increase of 5.8%.
Non-interest income increased from the second quarter of 2007 as compared to the same period in 2006, primarily due to the increase in trust and investment income. Other income and fees were also up due to the collection of rents in conjunction to the purchase of a new building in the Brighton market and gains on sale or real estate owned. Overall non-interest income was $2,028,000 for the second quarter of 2007 compared to $1,888,000 for the same period in 2006. This represents an increase of 7.4%.
The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,687,000 in the first six months of 2007 compared to $1,760,000 for the same period of 2006. This represents a decrease of 4.1% from year to year. The decrease is due to a decline in the collected service charges on business and retail accounts as well as a decline in the usage of the overdraft privilege product. Comparing the second quarter of 2007 to 2006, services charges on deposits have decreased $114,000 or 12%. This is a result of declining income related to NSF and returned item charges.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market decreased 36.6% to $203,000 in the six months ended June 30, 2007 compared to $320,000 in the same period in 2006. This notable decrease is a result of slowing mortgage volume and the economic conditions in the state of Michigan. Gain on the sale of mortgages was down when comparing the second quarter of 2007 to 2006 by $38,000 or 24%. As the mortgage market continues to soften, it is anticipated that this related income will also decline.
Trust, investment and financial planning services income increased $168,000 or 21.0% in the first six months of 2007 compared to the same period in the prior year. The increase in fees is attributable to the increase in the amount of assets under management, the increase in investment services at The State Bank, and an increase in West Michigan Community Bank trust and investment services fees. When comparing the second quarter of 2007 to 2006, the bank had an 11% or $44,000 increase in trust, investment and financial planning income. The increase is attributable to growth in the assets under management and growth in investment services.
Other operating income increased by $235,000 or 29.4% to $1,035,000 in the first six months of 2007 compared to $800,000 in the same time period in 2006. The categories with the largest year to year increases were customer service fees, which increased $9,000 from year to year and income from servicing a non-Fentura family bank. The increase was $24,000 or 47.4% for the first six months of 2007 compared to the first six months of 2006. Gain on sale of real estate owned shows an increase from year to year of $22,644, since 2006 showed a loss on sale of real estate owned of $20,742. Gain on sale of fixed assets shows an increase from year to year of $49,719, since 2006 showed a loss on sale of fixed assets of $49,519. The second quarter of 2007 compared to 2006 shows an increase in other operating income of $248,000 or 68%. This was due to increases in debit card income, ATM surcharge income and gain on sale of real estate owned. These increases were partially offset by decreases in safe deposit box rent and other income.
Non-Interest Expense
Total non-interest expense decreased 1.6% to $11,094,000 in the six months ended June 30, 2007, compared with $11,277,000 in the same period of 2006. The decrease was largely in salaries and benefits. The difference, of about $201,000, was due to staffing changes implemented in the fourth quarter of 2006 and a reduction in anticipated performance bonus payments. Year to year decreases also occurred in advertising expenses. This decrease was $83,000 when comparing the first six months of 2007 to 2006. Offsetting these decreases were increases in occupancy expenses, loan and collection expenses, and other operating expenses, in particular stationery and supplies along with legal fees. Comparing the second quarter or 2007 to 2006, non-interest expenses had a modest decrease of 2% or $115,000. The largest decrease was in salary and benefit costs as described below.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $6,440,000 in the first six months of 2007, compared with $6,641,000, or a decrease of 3.0%, for the same time period in 2006. Decreased costs were a result of staffing changes that had been implemented in the fourth quarter of 2006, changes to incentive payment plans and conscious management of overtime salaries. Salary and benefit costs also decreased when comparing the second quarter of 2007 to 2006. The decrease was $120,000 or 4%. This was also a result of staffing changes that had been implemented in the fourth quarter of 2006.
Occupancy expenses, at $1,013,000, increased in the six months ended June 30, 2007 compared to the same period in 2006 by $70,000 or 7.4%. The increases were attributable to the opening or purchase of two Bank affiliate branches. These expenses were partially offset by decreases in storage space rentals. Occupancy expenses when comparing the second quarter of 2007 to 2006 had no change.
During the six months ended June 30, 2007, furniture and equipment expenses were $1,059,000 compared to $1,059,000 for the same period in 2006. The flat expense from year to year was due to a decrease in leasehold improvement expenses as our leased properties near their contract maturities, which was offset by increases in depreciation expense and rental expenses in conjunction with the opening of two new facilities within the Fentura Family. The second quarter of 2007, when compared to the second quarter of 2006 indicates a decrease of $17,000 or 3%. This was due to the completion of depreciable lives on assets at some of the leased facilities.
Loan and collection expenses, at $176,000, were up $21,000 or 13.5% during the six months ended June 30, 2007 compared to the same time period in 2006. The increase was primarily attributable to an increase in other loan expense relating to other real estate and to loan collection and repossession expenses. The rise in these expenses is a result of the unfavorable changing economy in Michigan. We anticipate these expenses to be above desired levels until the economic situation begins to become more favorable. Comparing second quarter 2007 to 2006 indicates a minor increase of 0.7% in loan and collection expenses.
Advertising expenses of $271,000 in the six months ended June 30, 2007 decreased 23.4% compared with $354,000 for the same period in 2006. The decrease was primarily due to reduced spending in media and promotional expenses. Some of the decreases were offset by increases in donation and sponsorship activity. Advertising expenses decreased $41,000 or 20.34% when comparing the second quarter of 2007 to 2006. The decrease was in all areas of advertising expenses.
Other operating expenses were $2,135,000 in the six months ended June 30, 2007 compared to $2,125,000 in the same time period in 2006, a modest increase of $10,000 or 0.5%. Reduced expenses of director fees, insurance premiums, publication expenses, interchange expenses, other losses/expenses and correspondent bank charges were partially offset by increases in other categories. Expenses that had notable increases were conferences and education, NSF expenses and other losses. Other operating expenses had a decrease of $80,000 or 17.6% when comparing the second quarter of 2007 to 2006. The largest decreases were in business development expenses, other losses and miscellaneous other operating expenses.
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
The Corporation’s total assets were $619 million at June 30, 2007 compared to total assets of $622 million at December 31, 2006. The investment portfolio comprised 16.1% of total assets at June 30, 2007 compared to 16.9% at December 31, 2006. Investments decreased $5.0 million dollars during the first six months of 2007 due to pay downs and maturities of securities in the portfolio. Loans comprised 74.0% of total assets at June 30, 2007 compared to 72.4% at December 31, 2006. Loans grew $7.1 million during the first six months of 2007. Commercial loans grew $9.0 million, while consumer loans decreased $3.7 million and mortgage loans decreased $185,000. The ratio of non-interest bearing deposits to total deposits was 15.3% at June 30, 2007 and 14.2% at December 31, 2006. Interest bearing deposit liabilities totaled $451.0 million at June 30, 2007 compared to $453.7 million at December 31, 2006. Total deposits increased $4.1 million with non-interest bearing demand deposits increasing $6,720,000 and interest bearing deposits decreasing $2,657,000. Short-term borrowings decreased $426,000 due to the increase in deposits, comparing the two periods. FHLB advance balances decreased $22,000 comparing the two periods as a result of a scheduled payment that was made in May. Repurchase agreement balances decreased $5.0 million due to the maturity of a portion of the instrument. Repurchase agreements are instruments with deposit type characteristics, which are secured by government securities. The repurchase agreements were leveraged against securities to increase net interest income.
Bank premises and equipment increased $2,529,000 to $19.4 million at June 30, 2007 compared to $16.9 million at December 31, 2006. The increase was due to the completion of construction and the opening of the branch at one of the bank subsidiaries and the purchase of a building at another bank subsidiary.

Non-Performing Assets
Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status are also included in this category. Table 5 reflects the levels of these assets at June 30, 2007 and December 31, 2006.
Non-performing assets decreased from December 31, 2006 to June 30, 2007. This was due to a decrease in loans past due 90 or more days and still accruing by $2.3 million. Non-accrual loans and renegotiated loans had a slight up-tick during the first six months. REO-in-Redemption increased by $1,701,000, the balance is comprised of six commercial properties and four residential properties for a total of $2,019,000 at June 30, 2007. Marketability of these properties is dependent on the real estate market. Renegotiated loans decreased $3,000 from December 31, 2006 to a total of $434,000 at June 30, 2007, as payments were made. Management has taken actions to acknowledge the weak Michigan economic conditions into the ALLL. Proactive review of individual loans, in certain commercial loan categories has resulted in the downgrading of several loans and an increase of loan loss provision is a reflection of this review process.
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
Table 5 — Non-Performing Assets and Past Due Loans

	June 30,	December 31,
	2007	2006

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$51	$2,311
Non-Accrual Loans	2,576	2,354
Renegotiated Loans	434	437

Total Non-Performing Loans	3,061	5,102

Other Non-Performing Assets:
Other Real Estate	1,066	1,145
REO in Redemption	2,019	318
Other Non-Performing Assets	166	155

Total Other Non-Performing Assets	3,251	1,618

Total Non-Performing Assets	$6,312	$6,720

Non-Performing Loans as a % of Total Loans	0.66%	1.13%
Allowance for Loan Losses as a % of Non-Performing Loans	234.37%	131.16%
Accruing Loans Past Due 90 Days or More to Total Loans	0.01%	0.51%
Non-performing Assets as a % of Total Assets	1.01%	1.08%

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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first six months of 2007. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $5.3 million since December 31, 2006 due to the calls and maturities of securities, pay downs of Mortgage Backed Securities (MBS) and the unexpected pay off of one municipal investment. The Corporation has decided to invest the excess funds, from the call of these securities, in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash flows from financing activities resulting primarily from the decrease of borrowings and increase of demand and savings deposits. In the first six months of 2007, these borrowings decreased $5,426,000 while these deposits increased $4,063,000. Cash used by investing activities was $5,976,000 in first six months of 2007 compared to cash used of $17,347,000 in first six months of 2006. The change in investing activities was due to the increase in the origination of loans in the first six months of 2007 compared to the first six months of 2006. Proceeds from maturities and calls of securities, were nearly offset by acquisition of premises and equipment in the subsidiary banks, during the first six months of 2007.
Capital Management
Total shareholders’ equity increased 2.0% to $52,327,000 at June 30, 2007 compared with $51,318,000 at December 31, 2006. The Corporation’s equity to asset ratio was 8.5% at June 30, 2007 and 8.2% at

December 31, 2006. The increase in the amount of capital resulted primarily from net income, partially offset by dividends declared.
As indicated on the balance sheet at December 31, 2006, the Corporation had an accumulated other comprehensive loss of $958,000 compared to accumulated other comprehensive loss at June 30, 2007 of $1,038,000. The increase in the loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.
Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at June 30, 2007 and at December 31, 2006, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.
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
Table 6

	Capital Ratios
		Fentura Financial, Inc.
	Regulatory Minimum	June 30,	December 31,	June 30,
	For “Well Capitalized”	2007	2006	2006
Total Capital to risk Weighted assets	10%	12.60%	12.50%	11.88%
Tier 1 Capital to risk Weighted assets	6%	11.37%	11.30%	10.63%
Tier 1 Capital to average Assets	5%	9.60%	8.60%	8.22%
Off Balance Sheet Arrangements
At June 30, 2007, the Banks had outstanding standby letters of credit of $5.5 million and unfunded loan commitments outstanding of $104.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Banks have the ability to fund these commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 54 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2007, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2007 compared to 2006.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2007, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7 GAP Analysis — June 30, 2007

	Within	Three	One to	After
	Three	Months to	Five	Five
(000’s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$4,250	$0	$0	$0	$4,250
Securities	25,607	9,776	48,327	14,040	97,750
Loans	59,824	99,800	235,186	63,260	458,070
Loans Held for Sale	1,066	0	0	0	1,066
FHLB Stock	2,032	0	0	0	2,032

Total Earning Assets	$92,779	$109,576	$283,513	$77,300	$563,168

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$99,827	$0	$0	$0	$99,827
Savings Deposits	$86,205	0	0	0	86,205
Time Deposits Less than $100,000	27,729	67,050	29,917	199	124,895
Time Deposits Greater than $100,000	37,039	46,381	56,665	0	140,085
Short term borrowings	1,074	0	0	0	1,074
Other Borrowings	0	5,000	5,140	890	11,030
Repurchase agreements	0	5,000	0	0	5,000
Subordinated debentures	0	0	14,000	0	14,000

Total Interest Bearing Liabilities	$251,874	$123,431	$105,722	$1,089	$482,116

Interest Rate Sensitivity GAP	($159,095)	($13,855)	$177,791	$76,211	$81,052
Cumulative Interest Rate Sensitivity GAP	($159,095)	($172,950)	$4,841	$81,052
Interest Rate Sensitivity GAP	(0.37)	(0.89)	2.68	71.00
Cumulative Interest Rate Sensitivity GAP Ratio	(0.37)	(0.54)	1.01	1.17
As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates continue to increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at June 30, 2007 and the change in net interest margin for the six months ended June 30, 2007 compared to the same time period in 2006. At June 30, 2007, the Corporation was negatively gapped through one year and since that time interest rates have stayed steady. Further, net interest margin decreased when the first six months of 2007 is compared to the same period in 2006. This occurred because certain deposit categories, specifically interest bearing demand, savings deposits and new certificates of deposits, re-priced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. In addition to GAP analysis, the Corporation, as part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin as a result of a rising interest rate environment.
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
ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.
(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. — None

Item 1A.	Risk Factors — There have been no material changes in the risk factors applicable to the Corporation from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. — None

Item 3.	Defaults Upon Senior Securities. — None

Item 4.	Submission of Matters to a Vote of Securities Holders. — The registrant’s annual meeting was held April 24, 2007. Three directors were elected at the meeting, each to a three year term. The vote was as follows:

		VOTE
Director Nominee	Term Expires	For	Withheld
J. David Karr	2010	1,716,292	61,356
Thomas P. McKenney	2010	1,755,724	21,924
Brian P. Petty	2010	1,754,179	23,469
The following directors were not up for re-election and, consequently, their terms continue after the annual meeting: Forrest A. Shook, Donald L. Grill, Kenneth R. Elston, Thomas L. Miller, Ian W. Schonsheck.

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

Fentura Financial Inc.

Dated: August 10, 2007	/s/Donald L. Grill

Donald L. Grill President & CEO

Dated: August 10, 2007	/s/Douglas J. Kelley

Douglas J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.