Form 10-Q
period 2007-09-30
FENTURA FINANCIAL INC
filed 2007-11-13
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐            Accelerated filer ☐              Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 19, 2007
Class — Common Stock                     Shares Outstanding — 2,156,453

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Fentura Financial, Inc.

Consolidated Balance Sheets

	September 30,
	2007	December 31,
(000’s omitted except per share data)	(unaudited)	2006

ASSETS
Cash and due from banks	$22,122	$19,946
Federal funds sold	350	9,500

Total cash & cash equivalents	22,472	29,446
Securities-available for sale	80,250	91,104
Securities-held to maturity, (fair value of $8,821 at September 30, 2007 and $11,821 at December 31, 2006)	8,856	11,899

Total securities	89,106	103,003
Loans held for sale	2,368	2,226
Loans:
Commercial	303,533	272,402
Real estate loans – construction	62,787	78,927
Real estate loans – mortgage	40,907	36,867
Consumer loans	59,800	62,797

Total loans	467,027	450,993
Less: Allowance for loan losses	(11,425)	(6,692)

Net loans	455,602	444,301
Bank Owned Life Insurance	6,974	6,815
Bank premises and equipment	19,442	16,854
Federal Home Loan Bank stock	2,032	2,032
Accrued interest receivable	3,362	2,985
Goodwill	7,955	7,955
Acquisition intangibles	551	759
Other assets	9,682	5,922

Total assets	$619,546	$622,298

LIABILITIES
Deposits:
Non-interest bearing deposits	$75,279	$74,886
Interest bearing deposits	454,655	453,669

Total deposits	529,934	528,555
Short term borrowings	5,250	1,500
Federal Home Loan Bank Advances	11,030	11,052
Repurchase Agreements	5,000	10,000
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	4,269	5,873

Total liabilities	569,483	570,980

SHAREHOLDERS’ EQUITY
Common stock – no par value 2,156,453 shares issued (2,152,862 at Dec. 31, 2006)	42,304	42,158
Retained earnings	8,180	10,118
Accumulated other comprehensive income (loss)	(421)	(958)

Total shareholders’ equity	50,063	51,318

Total Liabilities and Shareholders’ Equity	$619,546	$622,298

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(000’s omitted except per share data)	2007	2006	2007	2006

INTEREST INCOME
Interest and fees on loans	$8,796	$8,929	$26,360	$26,211
Interest and dividends on securities:
Taxable	786	860	2,504	2,595
Tax-exempt	169	205	564	608
Interest on federal funds sold	40	218	251	391

Total interest income	9,791	10,212	29,679	29,805

INTEREST EXPENSE
Deposits	4,147	3,943	12,098	10,778
Borrowings	547	567	1,692	1,614

Total interest expense	4,694	4,510	13,790	12,392

NET INTEREST INCOME	5,097	5,702	15,889	17,413
Provision for loan losses	5,144	240	6,232	880

Net interest income (loss) after Provision for loan losses	(47)	5,462	9,657	16,533

NON-INTEREST INCOME
Service charges on deposit accounts	860	989	2,547	2,750
Gain on sale of mortgage loans	65	124	268	444
Trust and investment services income	471	372	1,439	1,172
Gain (Loss) on sale of securities	0	(2)	0	(2)
Other income and fees	574	457	1,609	1,261

Total non-interest income	1,970	1,940	5,863	5,625

NON-INTEREST EXPENSE
Salaries and employee benefits	2,868	3,197	9,308	9,844
Occupancy	543	457	1,556	1,399
Furniture and equipment	532	541	1,591	1,600
Loan and collection	111	72	287	227
Advertising and promotional	125	140	396	494
Other operating expenses	1,057	1,096	3,192	3,221

Total non-interest expense	5,236	5,503	16,330	16,785

INCOME (LOSS) BEFORE TAXES	(3,313)	1,899	(810)	5,373
Federal income taxes	(1,206)	563	(495)	1,572

NET INCOME (LOSS)	$(2,107)	$1,336	$(315)	$3,801

Per share: (adjusted for 10% stock dividend paid on August 4, 2006)
Net income (loss) – basic	$(0.98)	$0.62	$(0.15)	$1.78

Net income (loss) – diluted	$(0.98)	$0.62	$(0.15)	$1.77

Cash Dividends declared	$0.25	$0.25	$0.75	$0.71

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended
	September 30,
(000’s omitted)	2007	2006

COMMON STOCK
Balance, beginning of period	$42,158	$34,491
Issuance of shares under Stock Dividend (194,772 shares-2006)	0	6,850
Director stock purchase plan & Dividend reinvestment program (20,480 and 17,087 shares)	628	582
Stock repurchase (17,184 shares and 977 shares )	(520)	(32)
Stock options exercised (295 and 5,023 shares)	6	87
Stock compensation expense	32	0

Balance, end of period	42,304	41,978

RETAINED EARNINGS
Balance, beginning of period	10,118	13,729
Net income	(315)	3,801
Stock dividend	0	(6,850)
Cash dividends declared	(1,623)	(1,531)

Balance, end of period	8,180	9,149

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(958)	(1,325)
Change in unrealized gain (loss) on securities available for sale, net of tax	537	141

Balance, end of period	(421)	(1,184)

TOTAL SHAREHOLDERS’ EQUITY	$50,063	$49,943

     See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(000’s omitted)	2007	2006

OPERATING ACTIVITIES:
Net income	$(315)	$3,801
Adjustments to reconcile net income to cash Provided by Operating Activities:
Depreciation and amortization	1,396	1,600
Provision for loan losses	6,232	880
Loans originated for sale	(13,524)	(28,578)
Proceeds from the sale of loans	13,650	27,985
Loss on Sale of Securities	0	2
Gain on sales of loans	(268)	(444)
Stock compensation expense	32	0
Net (increase) decrease in bank owned life insurance	(159)	(157)
Net (increase) decrease in interest receivable & other assets	(3,971)	(1,356)
Net increase (decrease) in interest payable & other liabilities	(1,881)	647

Total Adjustments	1,507	579

Net Cash Provided By (Used In) Operating Activities	1,192	4,380

Cash Flows From Investing Activities:
Proceeds from maturities of securities – HTM	1,649	4,762
Proceeds from maturities of securities – AFS	12,744	12,191
Proceeds from calls of securities – HTM	140	925
Proceeds from calls of securities – AFS	4,700	985
Proceeds from sales of securities – AFS	0	1,101
Purchases of securities – HTM	0	(3,051)
Purchases of securities – AFS	(4,571)	(7,354)
Purchase of FHLB Stock	0	(132)
FHLB stock buy back	0	260
Net increase in loans	(17,680)	(14,972)
Acquisition of premises and equipment, net	(3,746)	(3,080)

Net Cash Provided By (Used in) Investing Activities	(6,764)	(8,365)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	1,379	3,531
Net increase (decrease) in short term borrowings	3,750	(286)
Net increase (decrease) in repurchase agreements	(5,000)	0
Advances from FHLB	7,000	4,000
Repayments of advances from FHLB	(7,022)	(7,020)
Net proceeds from stock issuance and purchase	114	637
Cash dividends	(1,623)	(1,531)

Net Cash Provided By (Used In) Financing Activities	(1,402)	(669)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(6,974)	$(4,654)
CASH AND CASH EQUIVALENTS – BEGINNING	$29,446	$31,077

CASH AND CASH EQUIVALENTS – ENDING	$22,472	$26,423

CASH PAID FOR:
INTEREST	$13,789	$12,074
INCOME TAXES	$450	$1,316
NONCASH DISCLOSURES:
Transfers from loans to other real estate	$147	$927
See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s Omitted)	2007	2006	2007	2006

Net Income (loss)	$(2,107)	$1,336	$(315)	$3,801
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	275	942	537	143
Less: reclassification adjustment for gains/(losses) included in net income	0	(2)	0	(2)

Other comprehensive income (loss)	275	940	537	141

Comprehensive income (loss)	$(1,832)	$2,276	$222	$3,942

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements at December 31, 2006 and September 30, 2007 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.
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
The following table summarizes stock option activity (adjusted for the 10% stock dividend paid on August 4, 2006):

	Number of	Weighted
	Options	Average Price
Options outstanding at December 31, 2006	40,523	$29.68
Options exercised in 2007	(295)	$21.90

Options outstanding at September 30, 2007	40,228	$29.74

Effect of Newly Issued but not yet Effective Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

Note 2. Earnings Per Common Share
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share, adjusted for the 10% stock dividend paid on August 4, 2006, are presented below for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic Net Income Per Common Share:
Numerator
Net Income (loss)	$(2,107,000)	$1,336,000	$(315,000)	$3,801,000

Denominator
Weighted average common shares Outstanding	2,158,623	2,144,854	2,159,536	2,138,322

Basic Net Income (loss) per common share	$(0.98)	$0.62	$(0.15)	$1.78

Diluted Net Income Per Common Share:
Numerator
Net Income (loss)	$(2,107,000)	$1,336,000	$(315,000)	$3,801,000

Denominator
Weighted average common shares Outstanding for basic earnings per Common share	2,158,623	2,144,854	2,159,536	2,138,322

Add: Dilutive effects of assumed exercises of stock options	0	4,909	0	4,611

Weighted average common shares and dilutive potential common shares outstanding	2,158,623	2,149,763	2,159,536	2,142,933

Diluted Net Income (loss) per common share	$(0.98)	$0.62	$(0.15)	$1.77

Stock options for 22,724 shares and 21,140 shares of common stock for the three month and nine month periods ended September 30, 2007 and stock options for 14,324 shares and 15,059 shares of common stock for the three and nine month periods ended September 30, 2006 were not considered in computing diluted earnings per common share because they were anti-dilutive.
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

Note 4. Allowance for Loan Losses
The Corporation originates primarily residential and commercial real estate loans, commercial, construction and installment loans. The Corporation estimates that the majority of their loan portfolio is based in Genesee, Oakland and Livingston counties within southeast Michigan and Kent and Ottawa counties in west Michigan with the remainder of the portfolio distributed throughout Michigan. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.
Activity in the allowance for loan losses for the three and nine month periods ended September 30, are: (in thousands):

	Three Months	Nine Months
Beginning Balance	$7,174	$6,692
Provision for loan losses	5,144	6,232
Loans charged off	(948)	(1,703)
Loan recoveries	55	204

Balance, September 30, 2007	$11,425	$11,425

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans is as follows at September 30, 2007 and December 31, 2006, (in thousands):

	September 30,	December 31,
	2007	2006
Loans not requiring allocation	$5,844	$1,365
Loans requiring allocation	24,507	3,397

	$30,351	$4,762

Amount of the allowance for loan losses allocated	$4,350	$606

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments. The corporation announced in an 8K filing, on September 19, 2007 its intention to substantially increase provision for loan losses as a result of decline in credit quality of certain borrowers in the construction and land development loan portfolios. This action taken by management follows a thorough and in depth evaluation of the entire commercial loan portfolio and reflects the negative impact of the Michigan economy on the housing sector.
As indicated in the income statement, earnings for the three and nine months ended September 30, 2007 were ($2,107,000) and ($315,000) respectively compared to $1,336,000 and $3,801,000 for the same period in 2006. Net interest income in the third quarter of 2007 was significantly below net interest income for the same quarter in 2006. This is primarily due to a 4.1% or $420,456 decrease in interest income and a 4.1% or $184,155 increase in interest expense. A 1.5% increase in non-interest income and a 4.9% decrease in non-interest expense partially offset the decline of income for the third quarter of 2007. The provision for loan loss was up $4,904,000 comparing the third quarter of 2007 to the same quarter in 2006. Increasing non-performing loan levels over the past 12 months, coupled with the dramatic decline in the residential housing sector, caused management to specifically scrutinize the construction and land development loan portfolios of the banks during the quarter. This action led to loan downgrades and a substantial increase in the provision for loan losses for the quarter mentioned in the 8K filing in the paragraph above. In reviewing our exposure to construction and land development projects in light of these external events, management and the boards of directors concluded that it would be appropriate to substantially increase the allowance for loan losses. The allowance for loan losses has increased $4,800,000 when comparing September 2007 to September 2006. Many banks in Michigan are experiencing similar deterioration in asset quality and have taken similar action. Additional discussion will be presented in the section on Allowance and Provision for Loan Losses. The Corporation continues to focus on core banking activities and new opportunities in current and surrounding markets.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the nine months ended September 30, 2007, the Corporation’s return on average assets (annualized) was (0.05%) compared to 0.81% for the same period in 2006. The third quarter return on average assets (annualized) was (0.34%) for 2007 and 0.84% for 2006. Net income per share, adjusted for the 10% stock dividend paid on August 4, 2006, — basic and per diluted share were ($0.98) in the third quarter of 2007 compared to $0.62 net income per share basic and diluted share for the same period in 2006. Year to date 2007 presented net income per share of ($0.15) per basic and diluted share, compared to $1.78 year to date in 2006 for basic and $ 1.77 diluted per share earnings.
Net Interest Income
The effects of changes in average interest rates and average balances are detailed in Table 1 below. Net interest income, average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2007 and 2006 are summarized in Table 2.

Table 3 summarizes net interest income, average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2007 and 2006.
Table 1

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007 COMPARED TO 2006
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000’S OMITTED)	VOL	RATE	TOTAL

Taxable Securities	$(219)	$135	$(84)
Tax-Exempt Securities	(154)	87	(67)
Federal Funds Sold	(144)	4	(140)

Total Loans	447	(315)	132
Loans Held for Sale	6	(5)	1

Total Earning Assets	(64)	(94)	(158)

Interest Bearing Demand Deposits	(86)	82	(4)
Savings Deposits	(116)	47	(69)
Time CD’s $100,000 and Over	250	330	580
Other Time Deposits	189	624	813
Other Borrowings	(98)	176	78

Total Interest Bearing Liabilities	139	1,259	1,398

Net Interest Income	$(203)	$(1,353)	$(1,556)

As indicated in Table 1, during the nine months ended September 30, 2007, net interest income decreased compared to the same period in 2006, principally because of the increase in deposit interest expense. Interest income decreased modestly due to declines in the investment portfolio during the first nine months of 2007 compared to the same period in 2006.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the nine months ended September 30, 2007 and 2006 are shown in Table 2. Net interest income for the nine months ended September 30, 2007 was $16,241,000, a decrease of $1,556,000, or 8.7%, over the same period in 2006. Net interest margin decreased due mainly to higher deposit costs while borrowing costs remained nearly consistent during the first nine months of 2007 compared to the first nine months of 2006.
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
As indicated in Table 2, for the nine months ended September 30, 2007, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.84% compared with 4.15% for the same period in 2006. This decrease is attributable mainly to the impact of higher deposit costs that outpaced loan repricing. The loan portfolio also experienced a decrease in interest income due to the reversal of accrued interest income in relation to credit quality issues. Borrowing costs had a modest increase when comparing the first nine months of 2007 with 2006. Average earning assets decreased 1.26% or approximately $7,207,000 comparing the first half of 2007 to the same time period in 2006. Loans, the highest yielding component of earning assets, represented 81.2% of earning assets in 2007 compared to 78.8% in 2006. Average interest bearing liabilities decreased 1.3% or $6,271,000 comparing the first nine months of 2007 to the same time period in 2006. Non-interest bearing deposits amounted to 13.3% of average earning assets in the first nine months of 2007 compared with 13.6% in the same time period of 2006.
As indicated in Table 3, for the three months ended September 30, 2007, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.66% compared with 4.01% for the same period in 2006. This decrease is attributable to the impact of loan yields decreasing and deposit repricing and borrowing costs which were repricing upward at a faster pace. Average earning assets decreased 2.3% or approximately $13,421,000 comparing the third quarter of 2007 to the same time period in 2006. Loans, the highest yielding component of earning assets, represented 82.3% of earning assets in 2007 compared to 78.4% in 2006. Average interest bearing liabilities decreased 2.5% or $12,606,000 comparing the third quarter of 2007 to the same time period in 2006. Non-interest bearing deposits amounted to 13.4% of average earning assets in the third quarter of 2007 compared with 13.5% in the same time period of 2006.
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

Table 2 Average Balance and Rates

	NINE MONTHS ENDED SEPTEMBER 30,
	2007			2006
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$75,448	$2,436	4.32%	$84,706	$2,499	3.94%
State and Political (1)	18,434	854	6.20%	22,122	921	5.57%
Other	6,086	75	1.63%	4,347	96	2.95%

Total Securities	99,968	3,365	4.50%	111,175	3,516	4.23%
Fed Funds Sold	6,544	251	5.13%	10,342	391	5.05%
Loans:
Commercial	356,794	20,556	7.70%	342,383	19,949	7.79%
Tax Free (1)	3,659	179	6.55%	4,349	209	6.43%
Real Estate-Mortgage	37,340	1,893	6.78%	36,061	1,984	7.36%
Consumer	60,367	3,718	8.23%	67,681	4,072	8.04%

Total loans (2)	458,160	26,346	7.69%	450,474	26,214	7.78%
Allowance for Loan Losses	(7,275)			(6,590)
Net Loans	450,885	26,346	7.81%	443,884	26,214	7.90%

Loans Held for Sale	1,401	69	6.58%	1,289	68	7.05%

TOTAL EARNING ASSETS	$566,073	$30,031	7.09%	$573,280	$30,189	7.04%

Cash Due from Banks	17,181			18,346
All Other Assets	44,361			39,200

TOTAL ASSETS	$620,340			$624,236

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$99,850	$1,791	2.40%	$104,891	$1,795	2.29%
Savings Deposits	89,413	883	1.32%	101,830	952	1.25%
Time CD’s $100,000 and Over	136,922	5,130	5.01%	129,798	4,550	4.69%
Other Time CD’s	125,267	4,294	4.58%	118,801	3,481	3.92%

Total Deposits	451,452	12,098	3.58%	455,320	10,778	3.16%
Other Borrowings	37,058	1,692	6.10%	39,461	1,614	5.47%

INTEREST BEARING LIABILITIES	$488,510	$13,790	3.77%	$494,781	$12,392	3.35%

Non-Interest bearing — DDA	75,106			77,723
All Other Liabilities	4,029			3,394
Shareholders’ Equity	52,695			48,338

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$620,340			$624,236

Net Interest Rate Spread			3.32%			3.69%

Net Interest Income /Margin		$16,241	3.84%		$17,797	4.15%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

(2)	Includes Non-Accrual loans.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED SEPTEMBER 30,
	2007			2006
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$71,918	$764	4.21%	$82,604	$830	3.99%
State and Political (1)	16,464	255	6.15%	21,900	311	5.63%
Other	8,458	25	1.18%	4,164	30	2.86%

Total Securities	96,840	1,044	4.28%	108,668	1,171	4.27%
Fed Funds Sold	3,201	40	4.97%	16,248	218	5.32%
Loans:
Commercial	360,654	6,840	7.52%	344,613	6,846	7.88%
Tax Free (1)	3,484	58	6.55%	4,116	67	6.43%
Real Estate-Mortgage	39,465	669	6.72%	36,258	651	7.21%
Consumer	59,378	1,230	8.22%	66,314	1,366	8.17%

Total loans (2)	462,981	8,797	7.54%	451,301	8,930	7.85%
Allowance for Loan Losses	(8,125)			(6,692)
Net Loans	454,856	8,797	7.67%	444,609	8,930	7.97%

Loans Held for Sale	1,011	17	6.82%	1,237	22	7.06%

TOTAL EARNING ASSETS	$564,033	$9,898	6.96%	$577,454	$10,341	7.10%

Cash Due from Banks	17,075			20,353
All Other Assets	45,780			39,598

TOTAL ASSETS	$618,763			$630,713

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing – DDA	$99,379	$602	2.40%	$103,558	$616	2.36%
Savings Deposits	89,030	307	1.37%	99,573	329	1.31%
Time CD’s $100,000 and Over	139,682	1,789	5.08%	137,134	1,682	4.87%
Other Time CD’s	124,739	1,449	4.61%	123,358	1,316	4.23%

Total Deposits	452,830	4,147	3.63%	463,623	3,943	3.37%
Other Borrowings	34,687	547	6.25%	36,500	567	6.16%

INTEREST BEARING LIABILITIES	$487,517	$4,694	3.82%	$500,123	$4,510	3.58%

Non-Interest bearing – DDA	75,648			78,089
All Other Liabilities	3,164			3,657
Shareholders’ Equity	52,434			48,844

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$618,763			$630,713

Net Interest Rate Spread			3.14%			3.53%
Net Interest Income /Margin		$5,204	3.66%		$5,831	4.01%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

(2)	Includes Non-Accrual Loans.

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
The allowance for loan losses (ALL) reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s subsidiary banks’ methodology in determining the adequacy of the ALL relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, historical loss experience, current economic conditions, portfolio trends, and other pertinent factors. The amount of the provision for loan losses is based on our review of the historical credit loss experience and such factors that, in our judgment, deserve consideration under existing economic conditions in estimating probable credit losses. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the ALL is general in nature and is available for the portfolio in its entirety. At September 30, 2007, the ALL was $11,425,000, or 2.43% of total loans compared to $6,692,000, or 1.48%, at December 31, 2006, an increase to the ALL of $4,733,000 during the first nine months of 2007. The increase to the ALL was based on management’s monitoring of deteriorating economic conditions, which has led to declines in credit quality on several loans. Michigan economic challenges including the loss of jobs and a saturated residential real estate market have caused deterioration in asset quality primarily in the commercial loan portfolio and specifically in construction and development loans. As part of management’s ongoing monitoring of the Michigan real estate market decline and a third quarter 2007 rise in loan delinquencies in the real estate sector, management conducted a review of portfolio loans in this sector. This review resulted in the downgrading of certain loans, placing some loans on non-accrual status, and identifying impairment reserves. The combination of the impairment reserves and increased credit risk factors on our allowance analysis resulted in the increased provision this quarter. Non performing loan levels, discussed later, increased during the period and net charge-offs have increased to $1,499,000 during the first nine months of 2007 compared to $556,000 during the first nine months of 2006. As a result, management determined it necessary to record a provision for loan losses based on current trends and credit risk of our portfolio.
Table 4 below summarizes loan losses and recoveries for the first nine months of 2007 and 2006. During the first nine months of 2007, the Corporation experienced net charge-offs of $1,499,000 or 0.32% of gross loans compared with net charge-offs of $556,000 or 0.12% of gross loans in the first nine months of 2006. The provision for loan loss was $6,232,000 in the first nine months of 2007 and $880,000 for the same time period in 2006. The year to year increase resulted principally from the change in economic conditions in the state of Michigan, the growth in the loan portfolio and charge-offs incurred.

Table 4 Analysis of the Allowance for Loan Losses

	Nine Months Ended September 30,
(000’s omitted)	2007	2006

Balance at Beginning of Period	$6,692	$6,301

Charge-Offs:
Commercial, Financial and Agriculture	(1,189)	(411)
Real Estate-Mortgage	(105)	0
Installment Loans to Individuals	(409)	(235)

Total Charge-Offs	(1,703)	(646)
Recoveries:
Commercial, Financial and Agriculture	129	20
Real Estate-Mortgage	1	0
Installment Loans to Individuals	74	70

Total Recoveries	204	90

Net Charge-Offs	(1,499)	(556)
Provision for loan losses	6,232	880

Balance at End of Period	$11,425	$6,625

Ratio of Net Charge-Offs to Gross Loans	0.32%	0.12%

Non-Interest Income
Non-interest income increased during the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to the increase in trust and investment income. Other income and fees were also up due to the collection of rents in conjunction with the purchase of a new building in the Brighton market. Losses on the sale of real estate owned and fixed assets in the first nine months of 2007 decreased compared to the first nine months of 2006 by $80,000. Overall non-interest income was $5,863,000 for the nine months ended September 30, 2007 compared to $5,625,000 for the same period in 2006. This represents an increase of 4.2%.
Non-interest income increased from the third quarter of 2007 as compared to the same period in 2006, primarily due to the increase in trust and investment income. Other income and fees were also up due to the collection of rents in conjunction with the purchase of a new building in the Brighton market. Overall non-interest income was $1,970,000 for the third quarter of 2007 compared to $1,940,000 for the same period in 2006. This represents an increase of 1.5%.
The most significant category of non-interest income is service charges on deposit accounts. These fees were $2,547,000 in the first nine months of 2007 compared to $2,750,000 for the same period of 2006. This represents a decrease of 7.4% from year to year. The decrease is due to a decline in the collected service charges on business and retail accounts as well as a decline in the usage of the overdraft privilege product. Comparing the third quarter of 2007 to 2006, services charges on deposits have decreased $129,000 or 13.0%. This is a result of declining income related to NSF and returned item charges.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market decreased 39.6% to $268,000 in the nine months ended September 30, 2007 compared to $444,000 in the same period in 2006. This notable decrease is a result of slowing mortgage volume and the economic conditions in the state of Michigan. Gain on the sale of mortgages was down when comparing the third quarter of 2007 to 2006 by $59,000 or 47.6%. As the mortgage market continues to soften, it is anticipated that this related income will also decline.
Trust, investment and financial planning services income increased $267,000 or 22.8% in the first nine months of 2007 compared to the same period in the prior year. The increase in fees is attributable to the increase in the amount of assets under management, the increase in investment services at The State Bank, and an increase in West Michigan Community Bank trust and investment services fees. When comparing the third quarter of 2007 to 2006, the Banks had a 26.6% or $99,000 increase in trust, investment and financial planning income. The increase is attributable to growth in the assets under management and growth in investment services.
Other operating income increased by $348,000 or 27.6% to $1,609,000 in the first nine months of 2007 compared to $1,261,000 in the same time period in 2006. The categories with the largest year to year increases were a reduction in the loss on sale of real estate owned and fixed assets, which increased $80,000 from year to year. Additionally, income from building rental due to the acquisition of a building and income from servicing a non-Fentura family bank contributed to the increase in other operating income. The third quarter of 2007 compared to 2006 shows an increase in other operating income of $117,000 or 25.6%. This was due to increases in debit card income, remote capture income, income on the sale of monetary instruments, income from servicing a non-Fentura family bank, building rental income and gain on sale of fixed assets. These increases were partially offset by decreases in debit card income, ATM surcharge income, safe deposit box rent and an increase in the loss on sale of real estate owned.
Non-Interest Expense
Total non-interest expense decreased 2.7% to $16,330,000 in the nine months ended September 30, 2007, compared with $16,785,000 in the same period of 2006. The decrease was largely in salaries and benefits. The difference, of about $536,000, was due to staffing changes implemented in the fourth quarter of 2006 and a reduction in anticipated performance bonus accrual that was tied to the decline in financial performance. Year to year decreases also occurred in advertising expenses. This decrease was $98,000 when comparing the first nine months of 2007 to 2006. Offsetting these decreases were increases in occupancy expenses, loan and collection expenses, and other operating expenses, in particular stationery and supplies along with legal fees. Comparing the third quarter or 2007 to 2006, non-interest expenses had a decrease of 4.8% or $267,000. The largest decrease was in salary and benefit costs as described below.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $9,308,000 in the first nine months of 2007, compared with $9,844,000, or a decrease of 5.4%, for the same time period in 2006. Decreased costs were a result of staffing changes that had been implemented in the fourth quarter of 2006, changes to incentive payment plans and conscious management of overtime salaries. Salary and benefit costs also decreased when comparing the third quarter of 2007 to 2006. The decrease was $329,000 or 10.3%. This was a result of reversal of bonus accrual in 2007 that was tied to the decline in financial performance and staffing reductions that had been implemented in the fourth quarter of 2006.
Occupancy expenses, at $1,556,000, increased in the nine months ended September 30, 2007 compared to the same period in 2006 by $157,000 or 11.2%. The increases were attributable to the opening or purchase of a Bank affiliate branch, and the acquisition and remodeling of another location scheduled to open in the first quarter of 2008. These expenses were partially offset by decreases in storage space rentals, repairs and maintenance on buildings and a decrease in lease payments. Occupancy expenses when comparing the third quarter of 2007 to 2006 increased $86,000 or 18.8%.
During the nine months ended September 30, 2007, furniture and equipment expenses were $1,591,000 compared to $1,600,000 for the same period in 2006. The nearly flat expense from year to year was due to a decrease in leasehold improvement expenses as our leased properties near their contract maturities, which was offset by increases in depreciation expense and rental expenses in conjunction with the opening of a new facility within the Fentura family. Also at the end of September, a branch office ceased operations and accelerated depreciation of non-moveable fixed assets was necessary. The third quarter of 2007, when compared to the third quarter of 2006 indicates a decrease of $9,000 or 1.7%. This was due to the completion of depreciable lives on assets at some of the leased facilities.

Loan and collection expenses, at $287,000, were up $60,000 or 26.4% during the nine months ended September 30, 2007 compared to the same time period in 2006. The increase was primarily attributable to an increase in other loan expense relating to other real estate and to loan collection and repossession expenses. The rise in these expenses is a result of the unfavorable changing economy in Michigan. We anticipate these expenses to be above desired levels until the economic situation begins to become more favorable. Comparing third quarter 2007 to 2006 indicates an increase of 54.2% or $39,000 in loan and collection expenses.
Advertising expenses of $396,000 in the nine months ended September 30, 2007 decreased 19.8% compared with $494,000 for the same period in 2006. The decrease was primarily due to reduced spending in media and promotional expenses. Increases in donation and sponsorship activity were $7,000 from year to year. Advertising expenses decreased $15,000 or 10.7% when comparing the third quarter of 2007 to 2006. The decrease was largely in promotional expenses.
Other operating expenses were $3,192,000 in the nine months ended September 30, 2007 compared to $3,221,000 in the same time period in 2006, a modest decrease of $29,000 or 0.9%. Reduced expenses of director fees, insurance premiums, publication expenses, interchange expenses, other losses/expenses and correspondent bank charges were partially offset by increases in other categories. Expenses that had notable increases were conferences and education, NSF expenses and other losses. Other operating expenses had a decrease of $39,000 or 3.5% when comparing the third quarter of 2007 to 2006. The largest decreases were in FDIC assessment expense, business development expenses, education expenses, and other losses.
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
The Corporation’s total assets were $620 million at September 30, 2007 compared to total assets of $622 million at December 31, 2006. The investment portfolio comprised 14.4% of total assets at September 30, 2007 compared to 16.6% at December 31, 2006. Investments decreased $13.9 million dollars during the first nine months of 2007 due to pay downs and maturities of securities in the portfolio. The proceeds of investment maturities were not reinvested in the securities portfolio, but rather used to fund loan growth. Loans comprised 75.8% of total assets at September 30, 2007 compared to 72.8% at December 31, 2006. Loans grew $16.0 million during the first nine months of 2007. Commercial loans grew $15.0 million, while consumer loans decreased $3.0 million and mortgage loans increased $4.0 million. The ratio of non-interest bearing deposits to total deposits was 14.2% at September 30, 2007 and 14.2% at December 31, 2006. Interest bearing deposit liabilities totaled $454.7 million at September 30, 2007 compared to $453.7 million at December 31, 2006. Total deposits increased $1.4 million with non-interest bearing demand deposits increasing $393,000 and interest bearing deposits increasing $986,000. Short-term borrowings increased $3,750,000 due to the increase in loan funding needs. Funding needs were slightly offset by a small increase in deposits, comparing the two periods, while the short-term borrowing, Federal Funds, supplemented the difference. FHLB advance balances decreased $22,000 comparing the two periods as a result of a scheduled payment that was made in May. Repurchase agreement balances decreased $5.0 million due to the maturity of a portion of the instrument. Repurchase agreements are instruments with deposit type characteristics, which are secured by government securities. The repurchase agreements were leveraged against securities to increase net interest income. Other assets increased $4.0 million when comparing September 30, 2007 to December 31, 2006. This was due to an increase in transfer of loans into other real estate and the increase in deferred taxes payable for approximately $500,000 combined.
Bank premises and equipment increased $2,588,000 to $19.4 million at September 30, 2007 compared to $16.9 million at December 31, 2006. The increase was due to the completion of construction and the opening of the branch at one of the Bank subsidiaries and the purchase of a building at another Bank subsidiary.
During the third quarter the Corporation completed an investment in Valley Capital Bank, a De Novo bank, headquartered in Mesa, Arizona. The investment of $3,288,000 provides the Corporation with a 24.9% ownership investment and the unique opportunity to broaden relationships into this new and rapidly growing market. The wholly owned subsidiary banks of Fentura Financial, Inc. anticipate providing certain banking services including loan participations for selected commercial real estate projects.
Non-Performing Assets
Non-performing assets are assets that have more than a normal risk of loss and include loans on which interest accruals have ceased, loans that have been renegotiated, and real estate acquired through foreclosure. Past due loans are loans which are delinquent 90 days or more, but have not been placed on non-accrual status are also included in this category. Table 5 reflects the levels of these assets at September 30, 2007 and December 31, 2006.
Non-performing assets increased from December 31, 2006 to September 30, 2007. This was due to a $10.5 million increase in non-accrual loans. Loans past due 90 days or more and still accruing, decreased $1.4 million during the first nine months. REO-in-Redemption increased by $2,061,000, the balance is comprised of ten commercial properties and two residential properties for a total of $2,379,000 at September 30, 2007. Marketability of these properties is dependent on the real estate market. Renegotiated loans decreased $4,000 from December 31, 2006 to a total of $433,000 at September 30, 2007, as payments were made. Management has taken actions to acknowledge the weakening Michigan economic conditions into the Allowance for Loan Losses. Proactive review of individual loans, in certain commercial loan categories has resulted in the downgrading of several loans and an increase of loan loss provision is a reflection of this review process.
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

Table 5 — Non-Performing Assets and Past Due Loans

	September 30,	December 31,
	2007	2006

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$938	$2,311
Non-Accrual Loans	12,832	2,354
Renegotiated Loans	433	437

Total Non-Performing Loans	14,203	5,102

Other Non-Performing Assets:
Other Real Estate	1,292	1,145
REO in Redemption	2,379	318
Other Non-Performing Assets	211	155

Total Other Non-Performing Assets	3,882	1,618

Total Non-Performing Assets	$18,085	$6,720

Non-Performing Loans as a % of Total Loans	3.03%	1.13%
Allowance for Loan Losses as a % of Non-Performing Loans	80.44%	131.16%
Accruing Loans Past Due 90 Days or More to Total Loans	0.20%	0.51%
Non-performing Assets as a % of Total Assets	2.92%	1.08%
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2007. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $13.9 million since December 31, 2006 due to the calls and maturities of securities, pay downs of Mortgage Backed Securities (MBS) and the unexpected pay off of one municipal investment. The

Corporation has decided to invest the excess funds, from the call of these securities, in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash flows from financing activities resulting primarily from the increase of borrowings, the decrease of repurchase agreements and an increase of demand and savings deposits. In the first nine months of 2007, these borrowings increased $3,750,000, repurchase agreements decreased $5,000,000 and deposits increased $1,379,000. Cash used by investing activities was $6,764,000 in first nine months of 2007 compared to cash used of $8,365,000 in first nine months of 2006. The change in investing activities was due to the increase in the origination of loans in the first nine months of 2007 compared to the first nine months of 2006. Proceeds from maturities and calls of securities, were partially offset by acquisition of premises and equipment in the subsidiary banks, during the first nine months of 2007.
Capital Management
Total shareholders’ equity decreased 2.4% to $50,063,000 at September 30, 2007 compared with $51,318,000 at December 31, 2006. The Corporation’s equity to asset ratio was 8.1% at September 30, 2007 and 8.2% at December 31, 2006. The decrease in the amount of capital resulted primarily from losses in net income and dividends declared.
As indicated on the balance sheet at December 31, 2006, the Corporation had an accumulated other comprehensive loss of $958,000 compared to accumulated other comprehensive loss at September 30, 2007 of $421,000. The decrease in the loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.
Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at September 30, 2007 and at December 31, 2006, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.
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
Table 6

	Capital Ratios
		Fentura Financial, Inc.
	Regulatory Minimum	September 30,	December 31,	September 30,
	For “Well Capitalized”	2007	2006	2006
Total Capital to risk Weighted assets	10%	11.77%	12.50%	12.17%
Tier 1 Capital to risk Weighted assets	6%	10.53%	11.30%	10.94%
Tier 1 Capital to average Assets	5%	8.38%	8.60%	8.28%
Off Balance Sheet Arrangements
At September 30, 2007, the Banks had outstanding standby letters of credit of $5.4 million and unfunded loan commitments outstanding of $115.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Banks have the ability to fund these commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 54 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first nine months of 2007, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2007 compared to 2006.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2007, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7 GAP Analysis – September 30, 2007

	Within	Three	One to	After
	Three	Months to	Five	Five
(000’s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$350	$0	$0	$0	$350
Securities	11,918	11,776	43,632	21,780	89,106
Loans	70,012	103,700	225,171	68,144	467,027
Loans Held for Sale	2,368	0	0	0	2,368
FHLB Stock	2,032	0	0	0	2,032

Total Earning Assets	$86,680	$115,476	$268,803	$89,924	$560,883

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$93,526	$0	$0	$0	$93,526
Savings Deposits	95,019	0	0	0	95,019
Time Deposits Less than $100,000	33,983	59,979	29,392	162	123,516
Time Deposits Greater than $100,000	27,128	45,516	69,950	0	142,594
Short term borrowings	5,250	0	0	0	5,250
Other Borrowings	2,000	4,024	4,116	890	11,030
Repurchase agreements	0	5,000	0	0	5,000
Subordinated debentures	0	0	14,000	0	14,000

Total Interest Bearing Liabilities	$256,906	$114,519	$117,458	$1,052	$489,935

Interest Rate Sensitivity GAP	$(170,226)	$957	$151,345	$88,872	$70,948
Cumulative Interest Rate Sensitivity GAP	$(170,226)	$(169,269)	$(17,924)	$70,948
Interest Rate Sensitivity GAP	(0.34)	1.01	2.29	85.50
Cumulative Interest Rate Sensitivity GAP Ratio	(0.34)	0.54	0.96	1.14
As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates continue to decrease, this negative gap position could have a short-term positive impact on interest margin. Conversely, if market rates increase this should theoretically have a short-term negative impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at September 30, 2007 and the change in net interest margin for the nine months ended September 30, 2007 compared to the same time period in 2006. At September 30, 2007, the Corporation was negatively gapped through one year. Net interest margin decreased when the first nine months of 2007 is compared to the same period in 2006. This occurred because certain deposit categories, specifically interest bearing demand, savings deposits and new certificates of deposits, re-priced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. In addition to GAP analysis, the Corporation, as part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin as a result of a rising interest rate environment.

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
ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings. – None

Item 1A.	Risk Factors – There have been no material changes in the risk factors applicable to the Corporation from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. – None
Item 3. Defaults Upon Senior Securities. – None
Item 4. Submission of Matters to a Vote of Securities Holders. – None
Item 5. Other Information. – None
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

Fentura Financial Inc.
Dated: November 9, 2007	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: November 9, 2007	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.