Form 10-K
period 2007-12-31
FENTURA FINANCIAL INC
filed 2008-03-17
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
 For the transition period from                     to
Commission file number 000-23550
FENTURA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2806518

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 North Leroy, Fenton, Michigan	48430-0725

(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one);
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑
(Do not check if a smaller reporting company)
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
Aggregate Market Value as of June 30, 2007: $68,167,544
State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 2,168,007 shares of Common Stock as of March 1, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Fentura Financial, Inc. Proxy Statement for its annual meeting of shareholders to be held April 22, 2008 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Financial, Inc.
2007 Annual Report on Form 10-K

PART I
ITEM 1. DESCRIPTION OF BUSINESS
The Company
     Fentura Financial, Inc. (the “Company” or “Fentura”) is a bank holding company headquartered in Fenton, Michigan that owns three subsidiary banks (see “The Banks” below). All information in this Item 1 is as of December 31, 2007. The Company’s subsidiary banks operate 17 community banking offices offering a full range of banking services principally to individuals, small businesses, and government entities throughout mid-Michigan and western Michigan. At the close of business on December 31, 2007, the Company had assets of $628 million, deposits of $545 million, and shareholders’ equity of $49 million. Trust assets under management totaled $164 million.
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
The Banks
     TSB’s original predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name “The Commercial Savings Bank of Fenton.” In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank. For over 100 years, TSB has been engaged in the general banking business in the Fenton, Michigan area. TSB is headquarted in Fenton and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2007, TSB operated four offices and an operations center in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, three offices in the Township of Grand Blanc, Michigan, and one office in Brighton, Michigan. Its main office is located in downtown Fenton.
     DSB commenced operations on March 13, 2000, and is engaged in the general banking business in the Davison, Michigan area. DSB is headquartered in Davison and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2007, DSB operated two offices in the City of Davison, Michigan.
     Fentura acquired West Michigan Community Bank on March 15, 2004. WMCB is engaged in the general banking business in Hudsonville, Michigan, and other portions of Ottawa County and western Kent County, Michigan. WMCB is headquartered in Hudsonville and considers its primary service areas to be portions of Kent and Ottawa counties. As of December 31, 2007, WMCB operated two offices in the City of Hudsonville, Michigan, one office in the City of Jenison, Michigan, and two offices in the City of Holland, Michigan.
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
     As of December 31, 2007, TSB employed 116 full time personnel, including 49 officers, and an additional 45 part time employees; DSB employed 12 full time personnel, including 4 officers, and an additional 8 part time employees; WMCB employed 41 full time personnel, including 17 officers, and an additional 14 part time employees. All Banks consider their employee relations to be excellent.
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
Year-end securities were as follows (in thousands):
Available for Sale

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2007
U.S. Government and federal agency	$21,152	$41	$(37)
Mortgage-backed	40,562	140	(662)
State and municipal	6,823	25	(61)
Equity securities	3,255	47	(207)

	$71,792	$253	$(967)

2006
U.S. Government and federal agency	$20,985	$0	$(546)
Mortgage-backed	58,499	48	(1,189)
State and municipal	9,311	77	(27)
Equity securities	2,309	191	(5)

	$91,104	$316	$(1,767)

2005
U.S. Government and federal agency	$22,886	$0	$(640)
Mortgage-backed	68,057	4	(1,481)
State and municipal	6,591	59	(47)
Equity securities	2,008	100	(2)

	$99,542	$163	$(2,170)

Held to Maturity

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
2007
Mortgage-backed	$6	$0	$0	$6
State and municipal	8,679	61	(32)	8,708

	$8,685	$61	$(32)	$8,714

2006
Mortgage-backed	$9	$0	$0	$9
State and municipal	11,890	36	(114)	11,812

	$11,899	$36	$(114)	$11,821

2005
Mortgage-backed	$14	$1	$0	$15
State and municipal	14,837	46	(226)	14,657

	$14,851	$47	$(226)	$14,672

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

     Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments. Under the new regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. The current assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, will pay premiums of .43% of deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institutions that become insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
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
equity to total assets
of 2% or less
     As of December 31, 2007, each of the Banks’ ratios exceeded minimum requirements for the well capitalized category.
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
     Federal law also authorizes insured state banks to engage in financial activities, through subsidiaries, similar to the activities permitted for financial holding companies. If a state bank wants to establish a subsidiary engaged in financial activities, it must meet certain criteria, including that it and all of its affiliated insured depository institutions are well-capitalized and have a Community Reinvestment Act rating of at least “satisfactory” and that it is well-managed. There are capital deduction and financial statement requirements and financial and operational safeguards that apply to subsidiaries engaged in financial activities. Such a subsidiary is considered to be an affiliate of the bank and there are limitations on certain transactions between a bank and a subsidiary engaged in financial activities of the same type that apply to transactions with a bank’s holding company and its subsidiaries.
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
     Michigan law permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the

Commissioner, (1) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (2) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws which permit such a consolidation, (3) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (4) establishment by foreign banks of branches located in Michigan.

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
     The Company maintains diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The Company may also invest in capital securities, which include preferred stocks and trust preferred securities. At December 31, 2007, the Company owned (stated at fair value) approximately $6 million of common stock in other entities, which primarily represents its minority investments in five Michigan banks and a 24.99% investment in an Arizona bank.
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
     The Company may be unable to maintain its historical growth rate, which may adversely impact its results of operations and financial condition.
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
     There is only a limited trading market for the Company’s common stock.
     The Company’s common stock is reported on the OTC Bulletin Board under the symbol “FETM.” The development and maintenance of an active trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is beyond the Company’s control or the control of any market maker. Although the Company is publicly traded and files reports with the SEC, the volume of trading activity in its stock is relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue.

ITEM 1B.	Unresolved Staff Comments.
     Not applicable.

ITEM 2.	PROPERTIES
     The Company’s executive offices are located at 175 North Leroy Street, Fenton, Michigan, which is also the main office of The State Bank. The State Bank also has the following community offices (all of which are in Michigan):
•	Branch — 15095 Silver Parkway, Fenton (owned)

•	Branch — 18005 Silver Parkway, Fenton (leased)

•	Loan Extension Office — 101 North Leroy Street, Fenton (owned)

•	Branch — 107 Main Street, Linden (owned)

•	Branch — 4043 Grange Hall Road, Holly (leased)

•	Branch — 7606 S Saginaw, Grand Blanc (owned)

•	Branch — 8185 Holly Road, Grand Blanc (leased)

•	Branch — 1401 E. Hill Road, Grand Blanc (owned)

•	Branch — 315 E. Grand River Ave, Brighton (leased)

•	Branch — 134 N. First St, Brighton (owned)

•	Operations Center — 3202 Owen Road, Fenton (owned)
     Davison State Bank is headquartered in Davison, Michigan, at 625 S. State Street. Davison State Bank also has the following community office (which is in Michigan):
•	Branch — 8503 Davison Road, Davison (leased)
     West Michigan Community Bank is headquartered in Hudsonville, Michigan, at 5367 School Avenue. West Michigan Community Bank also has the following community offices (all of which are in Michigan):
•	Branch — 3467 Kelly Street, Hudsonville (owned)

•	Branch — 81 E. 8th Street, Holland (leased)

•	Branch — 3493 W. Shore Dr, Holland (owned)

•	Branch — 437 Baldwin Road, Jenison (owned)
     The Company owns the headquarters of each of its three Banks and many of the other bank offices (as noted above). The balance of the bank offices are leased from third parties. All properties have maintenance contracts and are maintained in good condition.

ITEM 3.	LEGAL PROCEEDINGS
     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2007, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of 2007 to a vote of security holders through the solicitation of proxies or otherwise.

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
     Donald L. Grill (age 60) serves as President and Chief Executive Officer of the Company and Chief Executive Officer of The State Bank since 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank — Frankenmuth.
     Robert E. Sewick (age 58) was appointed President and CEO of West Michigan Community Bank on March 15, 2004, and was appointed Senior Vice President of the Company on December 1, 2004. Prior to the appointment, Mr. Sewick was Senior Vice President and Senior Lender of The State Bank. Prior to joining The State Bank in June of 1999, he was Senior Vice President and Regional Credit officer for Huntington National Bank for Western Michigan. Mr, Sewick has over 30 years of banking experience.
     Ronald L. Justice (age 43) is the CEO and President of Davison State Bank and the Secretary and Senior Vice President of the Company. Prior to holding these positions, he served as the CFO of the Company and its subsidiary Banks. Prior to that, Mr. Justice held other positions with The State Bank.
     Dennis E. Leyder (age 54) was appointed Senior Vice President of the Company on December 1, 2004 and was promoted to President and Chief Operating Officer of The State Bank in December 2006. In his new capacity at The State Bank, he is responsible for all retail banking, marketing, trust and investment management. Mr. Leyder has over 24 years of banking experience, all in Genesee County.
     Holly J Pingatore (age 50) was named Senior Vice President of the Company on December 1, 2004. Her responsibilities include data processing, bank operations, product support, and network services. Prior to such appointment, she was Senior Vice President of The State Bank. Prior to joining The State Bank in 1999, Ms. Pingatore served in various capacities at a large Michigan based regional bank.
     Douglas J. Kelley (age 39) was appointed Chief Financial Officer of the Company in 2003 and was appointed Senior Vice President of the Company on December 1, 2004. Prior to being named Chief Financial Officer, he served as Controller and CFO of The State Bank and Davison State Bank since 2001. Prior to joining the Banks, Mr. Kelley was an Assistant Vice President and Accounting Officer with Citizens Bank. Mr. Kelley has over 17 years of banking experience.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The market, dividend, and holders of record information required by this item appears under the caption “Fentura Financial, Inc. Common Stock” and Table 16 on page 58 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of the Company’s 2007 Rule 14a-3 annual report, and is incorporated herein by reference. The performance graph is incorporated by reference from page 60 of the Company’s 2007 Rule 14a-3 annual report.
     The following table summarizes the repurchase activity of the Corporation’s common stock during the quarter ended December 31, 2007:

			Total Number of	Maximum Number of
		Average	Purchased as	Shares that May Yet
	Total Number of	Price Paid	Publicly Announced	be Purchased Under
	Share Purchased	per Share	Plans or Programs	the Program
October 1-October 31	0	$0.00	0	32,816
November 1-November 30	0	$0.00	0	32,816
December 1-December 31	0	$0.00	0	32,816
Total	0	$0.00	0	32,816
     The stock was repurchased pursuant to authorization granted by the Corporation’s Board of Directors on March 28, 2007. The authorization allowed the purchase of up to 50,000 shares of the Corporation’s stock until March 28, 2008.

ITEM 6.	SELECTED FINANCIAL DATA
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — SELECTED FINANCIAL DATA”, appearing in Table 1 on page 37 of the Company’s 2007 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 37 through 59 of the Company’s 2007 Rule 14a-3 annual report, and is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required by this item appears under the headings “Liquidity and Interest Rate Risk Management” on pages 51 and 52, “Quantitative and Qualitative Disclosure About Market Risk” on page 54 and 55 and “Interest Rate Sensitivity Management” on pages 55 and 56 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2007 Rule 14a-3 annual report, and is incorporated herein by reference.

20

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               The consolidated financial statements of the Company including the notes thereto and Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm, appear on pages 1 through 36 of the Financial Statements portion of the Company’s 2007 Rule 14a-3 annual report, and are incorporated herein by reference. The supplementary data required by this item is contained in Note 15 thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               None

ITEM 9A(T)	CONTROLS AND PROCEDURES
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
Internal Control over Financial Reporting.
               Management’s Annual Report on Internal Control over Financial Reporting.
The management of Fentura Financial Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Fentura Financial Inc.’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
Fentura Financial Inc.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective, based on those criteria.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2007, that materially affected, or is reasonably likely to affect, the Corporation’s internal control over financial reporting.
This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B	OTHER INFORMATION
               None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
               The Company’s executive officers are identified under “Additional Item” in Part I of this Report on Form 10-K. The other information required by this item appears under the captions “2008 Election of Directors,” “The Corporation’s Board of Directors,” “Code of Ethics,” “Committees of the Corporation Board,” and “Compliance with Section 16 Reporting” on pages 3, 4, 5, 6, 7, 8, 9, 10 and 21, respectively, of the Company’s 2008 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
               The Board of Directors of the Company has determined that Kenneth R. Elston, a director and member of the Audit Committee, qualifies as an “Audit Committee financial expert” as defined in rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002 and is independent pursuant to NASDAQ listing standards.
               The Board of Directors of the Company has adopted a Code of Ethics, which details principles and responsibilities governing ethical conduct for all Company directors and executive officers. The Code of Ethics is filed as an Exhibit to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
               The information required by this item appears under the captions “Director Compensation,” “Report of Compensation/ESOP Committee,” “Executive Compensation,” “Payments upon Termination/Change in Control” and “Compensation/ESOP Committee Interlocks,” on pages 9 through 21 of the Company’s 2008 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
               The information required by this item appears under the caption “Stock Ownership of Directors, Executive Officers and Certain Major Shareholders” on pages 6 and 7 of the Company’s 2008 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
               Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected
	of outstanding options	outstanding options	in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders	40,228	$29.74	120,400

Equity compensation plans not approved by security holders	0	0	0

Total	40,228	$29.74	120,400

               These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
               The information required by this item appears under the captions “Independence of Directors and Attendance at Meetings” and “Other Information — Transactions with Certain Interested Parties” on pages 8 and 22 and 23 respectively, of the Company’s 2008 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
               The information required by this item appears under the caption “Relationship with Independent Public Accountants” on pages 21 and 22 of the Company’s 2008 Notice of Annual Shareholders Meeting and Proxy Statement and is incorporated herein by reference.
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

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 14, 2008.

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

Signature	Capacity	Date
/s/ Forrest A. Shook	Chairman of the Board	March 14, 2008
Forrest A. Shook	Director

/s/ Donald L. Grill	Director	March 14, 2008
Donald L. Grill

/s/ Kenneth R. Elston	Director	March 14, 2008
Kenneth R. Elston

/s/ J. David Karr	Director	March 14, 2008
J. David Karr

/s/ Thomas P. McKenney	Director	March 14, 2008
Thomas P. McKenney

/s/ Thomas L. Miller	Director	March 14, 2008
Thomas L. Miller

/s/ Brian P. Petty	Director	March 14, 2008
Brian P. Petty

/s/ Douglas W. Rotman	Director	March 14, 2008
Douglas W. Rotman

/s/ Ian W. Schonsheck	Director	March 14, 2008
Ian W. Schonsheck

/s/ Sheryl E. Stephens	Director	March 14, 2008
Sheryl E. Stephens

FENTURA FINANCIAL, INC.
2007 Annual Report on Form 10-K
EXHIBIT INDEX

Exhibit
No.	Exhibit

2	Agreement and Plan of Merger By and Among Fentura Financial, Inc., West Michigan Financial Corporation and West Michigan Community Bank dated as of October 14, 2003, and joined in by WMFC Acquisition Subsidiary, Inc. and Amendment No. 1 thereto (Incorporated by reference to Exhibits 2.1 and 2.2 to the Registrant’s Current Report on Form 8-K dated March 15, 2004).

3(i)	Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550).

3(ii)	Bylaws of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550).

3(iii)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3(iii) to the Form 10-K Filed March 20, 2001).

3(iv)	Amendment to the Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference to Exhibit 3 filed with Form 10-Q for the quarter ended March 31, 2002).

4.1	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 — Registration No. 333-75194).

10.1	Supplemental Executive Retirement Agreement with Donald Grill dated March 16, 2007 (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.2	Supplemental Executive Retirement Agreement with Robert Sewick dated March 16, 2007 (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.3	Severance Compensation Agreement with Donald Grill dated March 16, 2007 (Incorporated by reference from Current Report filed on Form 8-K in March 22, 2007).

10.4	Severance Compensation Agreement with Donald Grill dated March 16, 2007 (Incorporated by reference from Current Report filed on Form 8-K in March 22, 2007).

10.5	Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.6	Form of Non Employee Stock Option Plan Agreement (Incorporated by reference to Form 10-Q SB filed on May 2, 1996)

10.7	Retainer Stock Option Plan for Directors (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.8	Employee Stock Option Plan (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.9	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

Exhibit
No.	Exhibit

10.10	Stock Purchase Plan between The State Bank and Donald E. Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated November 17, 1996 (Incorporated by reference to Exhibit 10.19 to the Form 10-K SB filed March 20, 1997).

10.11	Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 Form S-8 filed on August 10, 2004).

10.12	Form of Severance Compensation Agreement between the Registrant, The State Bank, and Ronald Justice. (Incorporated by reference to Exhibit 10.10 to the Form 10-K filed March 28, 2005).

10.13	Severance Compensation Agreement between the Registrant and Dennis Leyder dated March 9, 2006. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed March 10, 2006).

10.14	Severance Compensation Agreement between the Registrant and Douglas Kelley dated March 9, 2006. (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed March 10, 2006).

10.15	Severance Compensation Agreement between the Registrant and Holly Pingatore dated March 9, 2006. (Incorporated by reference to Exhibit 99.3 to the Form 8-K filed March 10, 2006).
10.16	Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.12 to the Form 10-K filed March 28, 2005).

10.17	Fentura Bancorp, Inc. Employee Deferred Compensation and Stock Ownership Plan. (Incorporated by reference to Exhibit 10.13 to the Form 10-K filed March 28, 2005).

10.18	2006 Executive Stock Bonus Plan (Filed as Exhibit 10.1 Form 8-K filed on December 4, 2006).

13	Rule 14a-3 Annual Report to Security Holders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part of this Report).

14	Code of Ethics for Directors and Executive Officers (Filed herewith).

21.1	Subsidiaries of the Registrant (Filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith).

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Office and Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.