Form 10-Q
period 2008-03-31
FENTURA FINANCIAL INC
filed 2008-05-15
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(810) 629-2263

(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 25, 2008

Class — Common Stock	Shares Outstanding — 2,172,102

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Fentura Financial, Inc.
Consolidated Balance Sheets

	March 31,	Dec 31,
	2008	2007
(000’s omitted except share data)	(unaudited)

ASSETS
Cash and due from banks	$19,314	$22,734
Federal funds sold	2,700	7,300

Total cash & cash equivalents	22,014	30,034
Securities-available for sale	62,394	71,792
Securities-held to maturity, (fair value of $8,715 at March 31, 2008 and $8,714 at December 31, 2007)	8,682	8,685

Total securities	71,076	80,477
Loans held for sale	1,463	1,655
Loans:
Commercial	314,065	313,642
Real estate loans — construction	60,709	59,805
Real estate loans — mortgage	38,321	39,817
Consumer loans	58,436	58,139

Total loans	471,531	471,403
Less: Allowance for loan losses	(9,389)	(8,554)

Net loans	462,142	462,849
Bank Owned Life Insurance	7,087	7,042
Bank premises and equipment	19,568	20,101
Federal Home Loan Bank stock	2,032	2,032
Accrued interest receivable	2,487	2,813
Goodwill	7,955	7,955
Acquisition intangibles	419	485
Equity Investment	2,921	3,089
Other assets	10,548	9,487

Total Assets	$609,712	$628,019

LIABILITIES
Deposits:
Non-interest bearing deposits	$71,574	$75,148
Interest bearing deposits	451,896	468,355

Total deposits	523,470	543,503
Short term borrowings	716	649
Federal Home Loan Bank Advances	14,031	11,030
Repurchase Agreements	5,000	5,000
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	3,118	4,341

Total liabilities	560,335	578,523

SHAREHOLDERS’ EQUITY
Common stock — no par value 2,171,681 shares issued (2,163,385 at Dec. 31, 2007)	42,649	42,478
Retained earnings	6,860	7,488
Accumulated other comprehensive income (loss)	(131)	(470)

Total shareholders’ equity	49,378	49,496

Total Liabilities and Shareholders’ Equity	$609,712	$628,019

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31
(000’s omitted except per share data)	2008	2007

INTEREST INCOME
Interest and fees on loans	$8,104	$8,647
Interest and dividends on securities:
Taxable	628	917
Tax-exempt	117	215
Interest on federal funds sold	98	167

Total interest income	8,947	9,946

INTEREST EXPENSE
Deposits	4,027	3,961
Borrowings	496	585

Total interest expense	4,523	4,546

NET INTEREST INCOME	4,424	5,400
Provision for loan losses	1,081	439

Net interest income after Provision for loan losses	3,343	4,961

NON-INTEREST INCOME
Service charges on deposit accounts	774	851
Gain on sale of mortgage loans	118	84
Trust and investment services income	456	507
Other income and fees	210	423

Total non-interest income	1,558	1,865

NON-INTEREST EXPENSE
Salaries and employee benefits	3,002	3,247
Occupancy	551	503
Furniture and equipment	494	525
Loan and collection	166	91
Advertising and promotional	104	112
Loss on security impairment	574	0
Other operating expenses	1,013	1,018

Total non-interest expense	5,904	5,496

INCOME (LOSS) BEFORE TAXES	(1,003)	1,330
Federal income taxes/(benefit)	(375)	382

NET INCOME (LOSS)	$(628)	$948

Per share:
Net income (loss) — basic	$(0.29)	$0.44

Net income (loss)— diluted	$(0.29)	$0.44

Cash Dividends declared	$0.00	$0.25

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended
	March 31,
(000’s omitted)	2008	2007

COMMON STOCK
Balance, beginning of period	$42,478	$42,158
Issuance of shares under
Director stock purchase plan & Dividend reinvestment program (8,296 and 8,950 shares)	169	287
Stock options exercised (295 shares-2007)	0	7
Stock compensation expense	2	23

Balance, end of period	42,649	42,475

RETAINED EARNINGS
Balance, beginning of period	7,488	10,118
Net income (loss)	(628)	948
Cash dividends declared	0	(541)

Balance, end of period	6,860	10,525

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(470)	(958)
Change in unrealized gain (loss) on securities, net of tax	339	262

Balance, end of period	(131)	(696)

TOTAL SHAREHOLDERS’ EQUITY	$49,378	$52,304

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(000’s omitted)	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(628)	$948
Adjustments to reconcile net income (loss) to cash Provided by Operating Activities:
Stock compensation expense	2	23
Depreciation and amortization	240	229
Provision for loan losses	1,081	439
Loans originated for sale	(9,901)	(4,288)
Proceeds from the sale of loans	10,211	4,246
(Gain) Loss on sale of fixed assets	(40)	0
(Gain) on sales of loans	(118)	(84)
Loss on security impairment	574	0
Loss on equity investment	168	0
Earnings from bank owned life insurance	(45)	(57)
Net (increase) decrease in interest receivable & other assets	(1,593)	(1,217)
Net increase (decrease) in interest payable & other liabilities	(1,397)	(764)

Total Adjustments	(818)	(1,473)

Net Cash Provided By (Used In) Operating Activities	(1,446)	(525)

Cash Flows From Investing Activities:
Proceeds from maturities of securities — HTM	1	200
Proceeds from maturities of securities — AFS	2,381	2,887
Proceeds from calls of securities — AFS	12,662	1,200
Purchases of securities — AFS	(5,499)	(133)
Net (increase) decrease in loans	484	(9,002)
Acquisition of premises and equipment, net	193	(2,786)

Net Cash Provided By (Used in) Investing Activities	10,222	(7,634)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(20,033)	2,793
Net increase (decrease) in borrowings	67	(497)
Purchase of advances from FHLB	11,001	7,000
Repayments of advances from FHLB	(8,000)	(7,000)
Net proceeds from stock issuance and purchase	169	294
Cash dividends	0	(541)

Net Cash Provided By (Used In) Financing Activities	(16,796)	2,049

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(8,020)	$(6,110)
CASH AND CASH EQUIVALENTS — BEGINNING	$30,034	$29,446

CASH AND CASH EQUIVALENTS — ENDING	$22,014	$23,336

CASH PAID FOR:
INTEREST	$4,803	$4,004
INCOME TAXES	$0	$222
NONCASH DISCLOSURES:
Transfers from loans to other real estate	$1,527	$216
See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(000’s Omitted)	2008	2007

Net Income (loss)	$(628)	$948
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	913	262
Less: Impairment loss recognized during period	(574)	0

Other comprehensive income (loss)	339	262

Comprehensive income (loss)	$(289)	$1,210

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements at December 31, 2007 and March 31, 2008 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.
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
A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
Stock Option Plans
The Nonemployee Director Stock Option Plan provides for granting options to nonemployee directors to purchase the Corporation’s common stock. No options have been granted in 2008. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 8,131 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,967 shares in the aggregate may be outstanding at any one time.
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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Corporation’s common stock. The Corporation uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Shares that are issued upon option exercise come from authorized but unissued shares.
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price

Options outstanding at December 31, 2007	40,228	$29.74
Options forfeited 2008	(3,004)	$30.35

Options outstanding at March 31, 2008	37,224	$29.69

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
Fair Value Option and Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation adopted the standard effective January 1, 2008 and applicable disclosures have been added to the accompanying Notes to Consolidated Financial Statements.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
NOTE 3 — FAIR VALUE
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(000’s omitted)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$62,394	$17	$60,121	$2,256
Level 1 assets are comprised of investments in other financial institutions, which are publicly traded on the open market.
Level 2 assets are comprised of available for sale securities including, U.S. Treasuries, Government Agencies and Municipal Securities.
Level 3 assets are comprised of investments in other financial institutions including DeNovo banks.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(000’s omitted)	Asset	Liability	Total
Beginning balance, Jan. 1, 2008	$2,721	$0	$2,721
Total gains or losses (realized / unrealized)
Included in earnings
Loss on security impairment	(574)	0	(574)
Included in other comprehensive income	109	0	109
Purchases, issuances, and settlements Transfers in and / or out of Level 3	0	0	0

Ending balance, March 31, 2008	$2,256	$0	$2,256

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(000’s omitted)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$19,045	$0	$0	$19,045
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $19,044,747, with a valuation allowance of $2,968,053, resulting in an additional provision for loan losses of $505,000 for the period.
Note 4. Securities
At March 31, 2008, the Corporation recognized a $574,400 other-than-temporary impairment loss on one of its DeNovo bank investments. This investment was in an unrealized loss position at December 2007 and since such time; its unrealized loss has continued to increase. The book value of this investment was $843,200 and its market value was 18.5% less at December 31, 2007. Throughout 2007 and into 2008, this institution, based in Michigan, has experienced credit quality deterioration. The institution experienced a net operating loss for 2007 and for the first quarter of 2008. Our Corporation has maintained an informed position regarding this institution’s performance, and as a result of current and forward looking projections, has opted to make other-than-temporary adjustments to the book value of the investment.

Note 5. Earnings Per Common Share
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
($ in thousands except per share data)	2008	2007
Basic Earnings Per Common Share:
Numerator
Net Income (loss)	$(628)	$948

Denominator
Weighted average common shares Outstanding	2,167,235	2,157,405

Basic earnings (loss) per common share	$(0.29)	$0.44

Diluted Earnings Per Common Share:
Numerator
Net Income (loss)	$(628)	$948

Denominator
Weighted average common shares Outstanding for basic earnings per Common share	2,167,235	2,157,405

Add: Dilutive effects of assumed exercises of stock options	0	3,494

Weighted average common shares and dilutive potential common shares outstanding	2,167,235	2,160,899

Diluted earnings (loss) per common share	$(0.29)	$0.44

The Corporation had stock options for 181 shares of common stock for the three month period ended March 31, 2008 and had stock options for 17,904 shares of common stock for the three month period ended March 31, 2007 that were not considered in computing diluted earnings per common share because they were antidilutive.
Note 6. Commitments and Contingencies
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
As indicated in the income statement, the loss for the three months ended March 31, 2008 was ($628,000) compared to income of $948,000 for the same period in 2007. Net interest income in the first quarter of 2008, was approximately $1 million below net interest income for the same quarter in 2007. This is primarily due to a 10.0% decrease in interest income from declining market rates and an increase in non-performing loans. Additionally, a decrease in non-interest income and a modest decrease in non-interest expense for the first quarter of 2008 also contributed to the first quarter earnings. The first quarter 2008 provision for loan loss was up $642,000 comparing the first quarter of 2007. The increase in provision is due to declining market conditions which have negatively impacted borrower capacity to repay their obligations. Management feels the provision is adequate and the allowance for loan losses has increased $2,427,000 when comparing March 2008 to March 2007.
The Corporation had an $843,200 investment in a DeNovo institution carried as available for sale. At December 31, 2007 the estimated fair value of this investment was $687,600. After year-end 2007, the DeNovo made information available that indicated its financial losses were beyond start up losses expected from a DeNovo and management began to conduct a financial analysis. The unrealized loss had been recorded through other comprehensive income in accordance with available for sale accounting. Subsequent to March 31, 2008, management continued to identify more information about the DeNovo and management has concluded that a recovery can no longer be forecasted, and accordingly, an other-than-temporary loss of $574,400 was recognized through earnings in the first quarter of 2008. We will continue to update our financial analysis of the $268,800 remaining investment and future losses may be recorded if the DeNovo’s condition declines further.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2008, the Corporation’s return on average assets (annualized) was (0.41%) compared to 0.62% for the same period in 2007. Net income (loss) per share— basic and diluted was ($0.29) in the first three months of 2008 compared to $0.44 net income per share basic and diluted for the same period in 2007.
Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 and 2007 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1

	THREE MONTHS ENDED
	MARCH 31,
	2008 COMPARED TO 2007
	INCREASE (DECREASE)
	DUE TO
			YIELD/
(000’S OMITTED)	TIME	VOL	RATE	TOTAL

Taxable Securities	$10	$(226)	$(76)	$(292)
Tax-Exempt Securities	4	(89)	(64)	(149)
Federal Funds Sold	2	(11)	(60)	(69)

Total Loans	96	280	(919)	(543)
Loans Held for Sale	0	5	(5)	0

Total Earning Assets	112	(41)	(1,124)	(1,053)

Interest Bearing Demand Deposits	7	(20)	(138)	(151)
Savings Deposits	6	(148)	(171)	(313)
Time CD’s $100,000 and Over	18	367	11	396
Other Time Deposits	14	142	(22)	134
Other Borrowings	7	(104)	8	(89)

Total Interest Bearing Liabilities	52	237	(312)	(23)

Net Interest Income	$60	($278)	$(812)	$(1,030)

As indicated in Table 1, during the three months ended March 31, 2008, net interest income decreased compared to the same period in 2007, resulting primarily from decreasing rates on loans. Deposit interest expense decreased, as management reacted to declining market rates during the first three months of 2008 compared to the same period in 2007.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2008 and 2007 are shown in Table 2. Net interest income for the three months ended March 31, 2008 was $4,503,000, a decrease of $1,030,000, or 18.6%, over the same period in 2007. Net interest margin decreased due to a rapid decrease in interest income which was partially offset by decreases in interest bearing deposits. However the decrease in interest expense was limited by the maturity of time deposits and their ability to re-price. Management has re-priced deposits to be competitive in the respective markets. Additionally, increases in non-accruing loans, to a total of $16,200,000, have had a negative impact to interest income. Loan pricing continues to be competitive. While management strives to acquire quality credits with favorable pricing, local competition has been driving loan pricing down to unfavorable levels. As a result, the Banks have opted not to acquire minimally priced loans. Management has also addressed credit quality issues during the first quarter of 2008. This will be discussed further in the “Allowance and Provision for Loan Loss” section.
Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.
As indicated in Table 2, for the three months ended March 31, 2008, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.20% compared with 3.94% for the same period in

2007. This decrease is a result of declines in interest income that outpaced the repricing ability of interest bearing liabilities, due to the large proportion of time deposits.
Average earning assets decreased 0.5% or approximately $2,891,000 comparing the three months of 2008 to the same time period in 2007. Loans, the highest yielding component of earning assets, represented 83.5% of earning assets in 2008 compared to 79.4% in 2007. Average interest bearing liabilities increased 1.4% or $6,916,000 comparing the first three months of 2008 to the same time period in 2007. Non-interest bearing deposits amounted to 12.7% of average earning assets in the first three months of 2008 compared with 13.3% in the same time period of 2007.
Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2008, corresponding changes in funding costs will be considered to avoid the potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	THREE MONTHS ENDED MARCH 31,
	2008			2007
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$57,396	$595	4.17%	$78,344	$890	4.61%
State and Political (1)	15,383	177	4.63%	20,857	326	6.34%
Other	8,306	32	1.55%	4,638	29	2.49%

Total Securities	81,085	804	3.99%	103,839	1,245	4.86%
Fed Funds Sold	12,402	98	3.18%	13,176	167	5.14%
Loans:
Commercial	370,656	6,341	6.88%	349,252	6,722	7.81%
Tax Free (1)	3,310	55	6.63%	3,810	62	6.58%
Real Estate-Mortgage	39,463	637	6.49%	36,216	596	6.67%
Consumer	57,511	1,062	7.43%	61,299	1,258	8.32%

Total loans	470,940	8,095	6.91%	450,577	8,638	7.77%
Allowance for Loan Losses	(8,780)			(6,736)
Net Loans	462,160	8,095	7.04%	443,841	8,638	7.89%

Loans Held for Sale	1,971	29	5.92%	1,697	29	6.82%

TOTAL EARNING ASSETS	$566,398	$9,026	6.41%	$569,289	$10,079	7.18%

Cash Due from Banks	16,324			17,335
All Other Assets	48,731			42,706

TOTAL ASSETS	$622,673			$622,594

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$95,996	$439	1.84%	$98,152	$590	2.44%
Savings Deposits	82,773	222	1.08%	113,017	535	1.92%
Time CD’s $100,000 and Over	162,450	2,007	4.97%	130,768	1,611	5.00%
Other Time CD’s	122,759	1,359	4.45%	108,624	1,225	4.58%

Total Deposits	463,978	4,027	3.49%	450,561	3,961	3.57%
Other Borrowings	33,134	496	6.02%	39,635	585	5.99%

INTEREST BEARING LIABILITIES	$497,112	$4,523	3.66%	$490,196	$4,546	3.76%

Non-Interest bearing — DDA	71,845			75,615
All Other Liabilities	3,864			4,815
Shareholders’ Equity	49,852			51,968

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$622,673			$622,594

Net Interest Rate Spread			0.45%			3.42%

Net Interest Income /Margin		$4,503	3.20%		$5,533	3.94%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Allowance and Provision For Loan Losses
The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. While the Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans, the loan portfolio has a concentration connected with construction and land development loans. Specific strategies have been deployed to reduce the concentration level and limit exposure to this type of lending in the future. The Michigan economy, employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets.”
The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s methodology in determining the adequacy of the allowance is based on ongoing quarterly assessments and relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, size, and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs and other pertinent factors. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. At March 31, 2008, the allowance was $9,389,000, or 1.99% of total loans compared to $8,554,000, or 1.81%, at December 31, 2007, increasing the allowance $835,000 during the first three months of 2008. Non performing loan levels, discussed later, increased during the period and net charge-offs have increased to $246,000 during the first three months of 2008 compared to $169,000 during the first three months of 2007. Management believes that the allowance is appropriate given identified risk in the loan portfolio based on asset quality.
Table 3 below summarizes loan losses and recoveries for the first three months of 2008 and 2007. During the first three months of 2008, the Corporation experienced net charge-offs of $246,000 or ..05% of gross loans compared with net charge-offs of $169,000 or .04% of gross loans in the first three months of 2007. The provision for loan loss was $1,081,000 in the first three months of 2008 and $439,000 for the same time period in 2007. As a result of continuing credit quality deterioration, the re-definition of the Bank’s loan grading methodologies and modest loan growth, additional provision for loan losses was taken in the first quarter. The substantial increase in provision for loan loss was to provide specific reserves for non-performing construction and land development loans, increased charge-offs and continuing decline in the Michigan economy.

Table 3 Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
(000’s omitted)	2008	2007

Balance at Beginning of Period	$8,554	$6,692

Charge-Offs:
Commercial, Financial and Agriculture	(301)	(139)
Real Estate-Mortgage	(23)	(29)
Installment Loans to Individuals	(106)	(120)

Total Charge-Offs	(430)	(288)
Recoveries:
Commercial, Financial and Agriculture	148	96
Real Estate-Mortgage	0	0
Installment Loans to Individuals	36	23

Total Recoveries	184	119

Net Charge-Offs	(246)	(169)
Provision	1,081	439

Balance at End of Period	$9,389	$6,962

Ratio of Net Charge-Offs to Gross Loans	0.05%	0.04%

Non-Interest Income
Non-interest income decreased during the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to the decrease in service charges on deposits and other income and fees and an increase in gain on sale of mortgage loans. Overall non-interest income was $1,558,000 for the three months ended March 31, 2008 compared to $1,865,000 for the same period in 2007. This represents a decrease of 16.5%.
The most significant category of non-interest income is service charges on deposit accounts. These fees were $774,000 in the first three months of 2008, compared to $851,000 for the same period of 2007. This represents a decrease of 9.0% from year to year. The decrease is attributable to lower customer usage of the overdraft privilege product, as customers have become more economically conscious. Debit Card income was up $14,000 year-to-year, remote customer capture charges were up $2,400, ATM Surcharges were down $8,500 and other service charge categories remained relatively flat from year to year.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market increased 40.5% to $118,000 in the three months ended March 31, 2008 compared to $84,000 in the same period in 2007. This increase is a result of the favorable change in interest rates for consumer mortgages. As rates have fallen, consumers have taken advantage of this to better their interest rates.
Trust, investment and financial planning services income decreased $51,000 or 10.1% in the first three months of 2008 compared to the same period in the prior year. A portion of the decrease in fees is attributable to the 2007 collection of fee income from a wealth management relationship. Additional decrease is a result of the decline in market values in which funds are invested into, and income is earned from.
Other operating income decreased by $213,000 or 50.4% to $210,000 in the first three months of 2008 compared to $423,000 in the same time period in 2007. The largest portion of the decrease is the loss on equity investment. In 2007, the Corporation made an investment of 24.99% ownership in Valley Capital Bank headquartered in Mesa, Arizona. As a DeNovo, Valley Capital Bank was anticipated to have operating losses during their start-up phase. Accordingly, the Corporation has recognized its share of the operating loss. Using the equity method of accounting on this investment, the Corporation has experienced a loss of $167,000, on this startup DeNovo bank, as expected, in the first quarter of 2008.

There were no categories with significant improvement from year-to-year; however other categories had significant decreases. Safe deposit rental income, cashier check commission, and cash surrender value of bank owned life insurance had decreases totaling $28,000 from year-to-year. Losses on the sales of real estate owned and fixed assets had increases totaling $48,000 and building rental income decreased $22,000 year-to-year due to the sale of the bank owned rental property in one of the Banks.
Non-Interest Expense
Total non-interest expense decreased 3.0% to $5,330,000 in the three months ended March 31, 2008, compared with $5,496,000 in the same period of 2007. The decrease was largely in salaries and benefits. The difference, of about $245,000, was due to staff reduction through attrition and staff not receiving any performance bonus payments. Occupancy expenses, loan and collection expenses and other operating expenses increased year-to-year. These increases were partially offset by decreases in furniture and equipment, other operations, and advertising.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $3,002,000 in the first three months of 2008, compared with $3,247,000, or a decrease of 7.5%, for the same time period in 2007. Decreased cost was due to staff not receiving any performance bonus payments and staff reduction through attrition.
Occupancy expenses, at $551,000, increased in the three months ended March 31, 2008 compared to the same period in 2007 by $48,000 or 9.5%. The increases were attributable to the operation of two new affiliate offices in 2008. These expenses were partially offset by decreases in insurance expenses and other occupancy expenses with the closure of a leased office in 2007.
During the three months ended March 31, 2008, furniture and equipment expenses were $494,000 compared to $525,000 for the same period in 2007, a decrease of 5.9%. The decreases in expenses were a result of the closure of two leased affiliate offices, the transfer to an internet based telephone system, which reduced the need for rented telephone equipment and the decrease in maintenance costs due to a decrease in the amortization of pre-paid contracts. Management has scrutinized providing vendors, ensuring that necessary services are being paid for, as well as improved negotiation of contract terms.
Loan and collection expenses, at $166,000, were up $75,000 or 82.4% during the three months ended March 31, 2008 compared to the same time period in 2007. The increase was primarily attributable to an increase in other loan expense relating to other real estate owned. The rise in these expenses is a result of the unfavorable changing economy in Michigan. We anticipate these expenses to be above desired levels until the economic situation begins to become more favorable.
Advertising expenses of $104,000 in the three months ended March 31, 2008 decreased 7.1% compared with $112,000 for the same period in 2007. While maintaining market presence, the Corporation was able to reduce advertising expense. The Corporation continues to remain focused on targeted advertising in all of its markets to continue growth.
Other operating expenses were $1,587,000 in the three months ended March 31, 2008 compared to $1,018,000 in the same time period in 2007, an increase of $569,000 or 55.9%. The Corporation has recorded a $574,400 charge to other non-interest expense due to the other-than-temporary impairment of a DeNovo investment as of March 31, 2008. The Corporation recorded the impairment due to an inability to definitively forecast a recovery within a reasonable period of time. Reduced expenses of telephone and communication, armored car service, legal and consulting, other outside services, conference and education were partially offset by increases in other categories. Expenses that had notable increases were audit expense, FDIC assessment expense and other losses.

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
The Corporation’s total assets were $610 million at March 31, 2008 compared to total assets of $628 million at December 31, 2007. Loans comprised 77.3% of total assets at March 31, 2008 compared to 75.1% at December 31, 2007. Loans grew $128,000 during the first three months of 2008. On the other side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 13.7% at March 31, 2008 and 13.8% at December 31, 2007. Interest bearing deposit liabilities totaled $451.9 million at March 31, 2008 compared to $468.4 million at December 31, 2007. Total deposits decreased $20.0 million with non-interest bearing demand deposits decreasing $3,574,000 and interest bearing deposits decreasing $16,459,000. Short-term borrowings increased $67,000 due to the decrease in deposits, comparing the two periods. FHLB advances increased $3.0 million comparing the two periods. Repurchase agreement balances remained steady comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by government securities. The repurchase agreements were leveraged against securities to increase net interest income.
Bank premises and equipment decreased $533,000 to $19.6 million at March 31, 2008 compared to $20.1 million at December 31, 2007. The decrease was due to the sale of a bank owned rental property during the first quarter of 2008.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure. Table 4 reflects the levels of these assets at March 31, 2008 and December 31, 2007.
Non-performing assets increased substantially from December 31, 2007 to March 31, 2008. The increase of $6,310,000 was primarily due to increases in loans past due 90 days or more and still accruing and non-accrual loans. Loans past due 90 days or more and still accruing increased $3,623,000 and non-accrual loans increased $3,154,000. REO-in-Redemption balance is comprised of four commercial properties and four residential properties for a total of $1,033,000 at March 31, 2008. Marketability of these properties is dependent on the real estate market. Renegotiated loans decreased $1,000 from December 31, 2007 to a total of $430,000 at March 31, 2008.
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
Certain portions of the Corporation’s non-performing loans included in Table 4 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or lower are also measured for impairment. Impairment losses are believed to be adequately covered by the allowance for loan losses.

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
Table 4 — Non-Performing Assets and Past Due Loans

	March 31,	December 31,
	2008	2007

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$3,677	$54
Non-Accrual Loans	16,210	13,056
Renegotiated Loans	430	431

Total Non-Performing Loans	20,317	13,541

Other Non-Performing Assets:
Other Real Estate	2,313	2,003
REO in Redemption	1,033	1,829
Other Non-Performing Assets	175	155

Total Other Non-Performing Assets	3,521	3,987

Total Non-Performing Assets	$23,838	$17,528

Non-Performing Loans as a % of Total Loans	4.30%	2.86%
Allowance for Loan Losses as a % of Non-Performing Loans	46.21%	63.18%
Accruing Loans Past Due 90 Days or More to Total Loans	0.78%	0.01%
Non-performing Assets as a % of Total Assets	3.91%	2.79%
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first three months of 2008. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $9.4 million since December 31, 2007 due to the calls and maturities of securities and pay downs of Mortgage Backed Securities (MBS) and the recording of other-than-temporary impairment of a security. The Corporation has decided to invest the excess funds, from the call of these securities, in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash flows from financing activities resulting primarily from the decrease of demand and savings deposits. In the first three months of 2008, these deposits decreased $20,033,000. Cash provided by investing activities was $10,222,000 in first three months of 2008 compared to cash used of $7,634,000 in first three months of 2007. The change in investing activities was due to the calls on held to maturity securities totaling $12,662,000 and the maturity of $2,381,000 of available for sale securities. Proceeds from maturities and calls of securities, were partially reinvested in available for sale securities of $5,499,000. A portion of the remaining difference was used to offset declines in deposit balances.
Capital Management
Total shareholders’ equity decreased 0.2% to $49,378,000 at March 31, 2008 compared with $49,496,000 at December 31, 2007. The Corporation’s equity to asset ratio was 8.0% at March 31, 2008 and 8.0% at December 31, 2007. The flatness of the ratio was due to a modest decline in shareholder equity as well as a decline in average assets.
As indicated on the balance sheet at December 31, 2007, the Corporation had an accumulated other comprehensive loss of $470,000 compared to accumulated other comprehensive loss at March 31, 2008 of $131,000. The decrease in the loss position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio and the other than temporary impairment loss on one of the Corporation’s DeNovo investments..
Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 5, at March 31, 2008 and at December 31, 2007, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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
Table 5

	Capital Ratios
		Fentura Financial, Inc.
	Regulatory Minimum	March 31,	December 31,	March 31,
	For “Well Capitalized”	2008	2007	2007

Total Capital to risk Weighted assets	10%	11.65%	11.60%	12.47%
Tier 1 Capital to risk Weighted assets	6%	10.41%	10.40%	11.22%
Tier 1 Capital to average Assets	5%	9.13%	9.00%	9.50%
Off Balance Sheet Arrangements
At March 31, 2008, the Banks had outstanding standby letters of credit of $5.7 million and unfunded loan commitments outstanding of $94.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Banks have the ability to fund these commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 54 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2008, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2008 compared to 2007.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 6 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2008, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.
Table 6 GAP Analysis — March 31, 2008

	Within	Three	One to	After
	Three	Months to	Five	Five
(000’s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$2,700	$0	$0	$0	$2,700
Securities	7,241	8,650	36,867	18,318	71,076
Loans	67,912	84,935	238,338	80,346	471,531
Loans Held for Sale	1,463	0	0	0	1,463
FHLB Stock	2,032	0	0	0	2,032

Total Earning Assets	$81,348	$93,585	$275,205	$98,664	$548,802

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$96,881	$0	$0	$0	$96,881
Savings Deposits	80,515	0	0	0	80,515
Time Deposits Less than $100,000	31,792	61,721	26,582	163	120,258
Time Deposits Greater than $100,000	42,297	31,984	79,961	0	152,242
Short term borrowings	716	0	0	0	716
Other Borrowings	24	2,000	11,116	891	14,031
Repurchase agreements	5,000	0	0	0	5,000
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$271,225	$95,705	$115,659	$1,054	$485,643

Interest Rate Sensitivity GAP	($189,877)	($2,120)	$157,546	$97,610	$63,159
Cumulative Interest Rate Sensitivity GAP	($189,877)	($191,997)	($34,451)	$63,159
Interest Rate Sensitivity GAP	(0.30)	(0.98)	2.34	93.64
Cumulative Interest Rate Sensitivity GAP Ratio	(0.30)	(1.28)	1.06	94.70
As indicated in Table 6, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates continue to increase, this negative gap position could have a short-term positive impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term negative impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s Gap position at March 31, 2008 and the change in net interest margin for the three months ended March 31, 2008 compared to the same time period in 2007. At March 31, 2008, the Corporation was negatively gapped through one year and since that time interest rates have stayed steady; however additional decreases are predicted within the next 3 months. Further, net interest margin decreased when the first three months of 2008 is compared to the same period in 2007. This occurred because certain deposit categories, specifically interest bearing demand, savings deposits and new certificates of deposits, re-priced at the same time but not at the same level as the asset portfolios resulting in a decrease in net interest margin. The decrease in asset rates was larger than management’s ability to re-price deposits downward, due to some of those liability rates already being low. In addition to GAP analysis, the Corporation, as part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin.
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

ITEM 4T: CONTROLS AND PROCEDURES
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings. — None
Item 1A. Risk Factors — There have been no material changes in the risk factors applicable to the Corporation from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.
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

Fentura Financial Inc.
Dated: May 14, 2008	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: May 14, 2008	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.