Form 10-Q
period 2008-06-30
FENTURA FINANCIAL INC
filed 2008-08-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(810) 629-2263
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 30, 2008

Class — Common Stock	Shares Outstanding — 2,175,664

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Fentura Financial, Inc.
Consolidated Balance Sheets

	June 30,	Dec 31,
	2008	2007
(000’s omitted except share data)	(unaudited)

ASSETS
Cash and due from banks	$16,147	$22,734
Federal funds sold	0	7,300

Total cash & cash equivalents	16,147	30,034
Securities-available for sale	58,028	71,792
Securities-held to maturity, (fair value of $8,151 at June 30, 2008 and $8,714 at December 31, 2007)	8,179	8,685

Total securities	66,207	80,477
Loans held for sale	448	1,655
Loans:
Commercial	318,109	313,642
Real estate loans — construction	51,569	59,805
Real estate loans — mortgage	37,023	39,817
Consumer loans	58,155	58,139

Total loans	464,856	471,403
Less: Allowance for loan losses	(12,778)	(8,554)

Net loans	452,078	462,849
Bank Owned Life Insurance	7,150	7,042
Bank premises and equipment	19,307	20,101
Federal Home Loan Bank stock	2,032	2,032
Accrued interest receivable	2,506	2,813
Goodwill	7,955	7,955
Acquisition intangibles	377	485
Equity Investment	2,631	3,089
Other assets	9,069	9,487

Total Assets	$585,907	$628,019

LIABILITIES
Deposits:
Non-interest bearing deposits	$78,867	$75,148
Interest bearing deposits	426,605	468,355

Total deposits	505,472	543,503
Short term borrowings	3,458	649
Federal Home Loan Bank Advances	14,007	11,030
Repurchase Agreements	0	5,000
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	2,471	4,341

Total liabilities	539,408	578,523

SHAREHOLDERS’ EQUITY
Common stock — no par value 2,175,184 shares issued (2,163,385 at Dec. 31, 2007)	42,695	42,478
Retained earnings	4,691	7,488
Accumulated other comprehensive income (loss)	(887)	(470)

Total shareholders’ equity	46,499	49,496

Total Liabilities and Shareholders’ Equity	$585,907	$628,019

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(000’s omitted except per share data)	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$7,457	$8,917	$15,561	$17,564
Interest and dividends on securities:
Taxable	565	801	1,193	1,718
Tax-exempt	151	180	268	395
Interest on federal funds sold	16	44	114	211

Total interest income	8,189	9,942	17,136	19,888

INTEREST EXPENSE
Deposits	3,285	3,990	7,312	7,951
Borrowings	439	560	935	1,145

Total interest expense	3,724	4,550	8,247	9,096

NET INTEREST INCOME	4,465	5,392	8,889	10,792
Provision for loan losses	3,811	649	4,892	1,088

Net interest income after Provision for loan losses	654	4,743	3,997	9,704

NON-INTEREST INCOME
Service charges on deposit accounts	715	836	1,489	1,687
Gain on sale of mortgage loans	100	119	218	203
Trust and investment services income	518	461	974	968
Other income and fees	220	612	430	1,035

Total non-interest income	1,553	2,028	3,111	3,893

NON-INTEREST EXPENSE
Salaries and employee benefits	2,935	3,193	5,937	6,440
Occupancy	531	510	1,082	1,013
Furniture and equipment	536	534	1,030	1,059
Loan and collection	378	85	544	176
Advertising and promotional	145	159	249	271
Loss on security impairment	36	0	610	0
Other operating expenses	954	1,117	1,969	2,135

Total non-interest expense	5,515	5,598	11,421	11,094

INCOME (LOSS) BEFORE TAXES	(3,308)	1,173	(4,313)	2,503
Federal income taxes/(benefit)	(1,140)	329	(1,516)	711

NET INCOME (LOSS)	$(2,168)	$844	$(2,797)	$1,792

Per share:
Net income (loss) — basic	$(1.00)	$0.39	$(1.29)	$0.83

Net income (loss) — diluted	$(1.00)	$0.39	$(1.29)	$0.83

Cash Dividends declared	$0.00	$0.25	$0.00	$0.50

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Six Months Ended
	June 30,
(000’s omitted)	2008	2007

COMMON STOCK
Balance, beginning of period	$42,478	$42,158
Issuance of shares under
Director stock purchase plan & Dividend reinvestment program(11,799 and 14,677 shares)	213	458
Stock repurchase (0 and 3,784 shares)	0	(112)
Stock options exercised (0 and 295 shares)	0	6
Stock compensation expense	4	28

Balance, end of period	42,695	42,538

RETAINED EARNINGS
Balance, beginning of period	7,488	10,118
Net income (loss)	(2,797)	1,792
Cash dividends declared	0	(1,083)

Balance, end of period	4,691	10,827

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(470)	(958)
Change in unrealized gain (loss) on securities available for sale, net of tax	(417)	(80)

Balance, end of period	(887)	(1,038)

TOTAL SHAREHOLDERS’ EQUITY	$46,499	$52,327

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(000’s omitted)	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(2,797)	$1,792
Adjustments to reconcile net income (loss) to cash Provided by Operating Activities:
Stock compensation expense	4	28
Depreciation and amortization	505	882
Provision for loan losses	4,892	1,088
Loans originated for sale	(16,999)	(10,328)
Proceeds from the sale of loans	18,424	11,703
(Gain) Loss on sales of loans	(218)	(203)
Gain (Loss) on sale of fixed assets	(118)	0
Loss on security impairment	610	0
Loss on equity investment	458	0
Earnings from bank owned life insurance	(108)	(105)
Net (increase) decrease in interest receivable & other assets	3,629	(541)
Net increase (decrease) in interest payable & other liabilities	(1,659)	(2,762)

Total Adjustments	9,420	(238)

Net Cash Provided By (Used In) Operating Activities	6,623	1,554

Cash Flows From Investing Activities:
Proceeds from maturities of securities — AFS	4,958	5,746
Proceeds from maturities of securities — HTM	1,253	1,570
Proceeds from calls of securities — AFS	12,662	1,700
Proceeds from calls of securities — HTM	0	140
Proceeds from sales of securities — AFS	1,999	0
Purchases of securities — AFS	(6,732)	(4,071)
Purchases of securities — HTM	(750)	0
Purchase of FHLB Stock	0	0
Net (increase) decrease in loans	2,987	(7,761)
Acquisition of premises and equipment, net	145	(3,300)

Net Cash Provided By (Used in) Investing Activities	16,522	(5,976)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(38,031)	4,063
Net increase (decrease) in short term borrowings	2,809	(426)
Net increase (decrease) in repurchase agreements	(5,000)	(5,000)
Purchase of advances from FHLB	11,001	7,000
Repayments of advances from FHLB	(8,024)	(7,022)
Net proceeds from stock issuance and purchase	213	352
Cash dividends	0	(1,083)

Net Cash Provided By (Used In) Financing Activities	(37,032)	(2,116)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(13,887)	$(6,538)
CASH AND CASH EQUIVALENTS — BEGINNING	$30,034	$29,446

CASH AND CASH EQUIVALENTS — ENDING	$16,147	$22,908

CASH PAID FOR:
INTEREST	$8,250	$9,212
INCOME TAXES	$0	$831
NONCASH DISCLOSURES:
Transfers from loans to other real estate	$2,892	$78
See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000’s Omitted)	2008	2007	2008	2007

Net Income (loss)	$(2,168)	$844	$(2,797)	$1,792
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	(791)	(343)	(1,027)	(80)
Less: Impairment loss recognized during period	(36)	0	(610)	0

Other comprehensive income (loss)	(755)	(343)	(417)	(80)

Comprehensive income (loss)	$(2,923)	$501	$(3,214)	$1,712

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 Basis of Presentation
The consolidated financial statements at December 31, 2007 and June 30, 2008 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.
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
Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Corporation’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
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
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price
Options outstanding at December 31, 2007	40,228	$29.74
Options forfeited 2008	(3,004)	$30.35

Options outstanding at June 30, 2008	37,224	$29.69

Note 2 Adoption of New Accounting Standards
Fair Value Option and Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation adopted the standard effective January 1, 2008 and applicable disclosures have been added to the Notes to Consolidated Financial Statements.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
Note 3 Fair Value
Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008 Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
(000’s omitted)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$58,028	$11	$56,046	$1,971
Level 1 assets are comprised of investments in other financial institutions, which are publicly traded on the open market.
Level 2 assets are comprised of available for sale securities including, U.S. Treasuries, Government Agencies and Municipal Securities.
Level 3 assets are comprised of investments in other financial institutions including DeNovo banks.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2008:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
(000’s omitted)	Asset	Liability	Total
Beginning balance, Jan. 1, 2008	$2,721	$0	$2,721
Total gains or losses (realized / unrealized)
Included in earnings
Loss on security impairment	(610)	0	(610)
Included in other comprehensive income	(140)	0	(140)
Purchases, issuances, and settlements
Transfers in and / or out of Level 3	0	0	0

Ending balance, June 30, 2008	$1,971	$0	$1,971
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
		Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
(000’s omitted)	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$24,490	$0	$0	$24,490

The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $24,490,059, with a valuation allowance of $5,333,881, resulting in an additional provision for loan losses of $2,863,000 for the period. The fair values of these loans were determined primarily using independent appraisals and are adjusted for anticipated disposition costs.
Note 4 Securities
During the quarter ended June 30, 2008, the Corporation recognized a $35,400 other-than-temporary impairment loss on one of its DeNovo bank investments. The 2008 year to date other-than-temporary impairment recognition on this investment totals $609,800. This investment was in an unrealized loss position at December 31, 2007 and since such time; its unrealized loss has continued to increase. The book value of this investment was $843,200 and its market value was 18.5% less at December 31, 2007. Throughout 2007 and into 2008, this institution, based in Michigan, has experienced credit quality deterioration. The institution experienced a net operating loss for 2007 and for the first half of 2008. The institution’s second quarter performance results are not yet known. Our Corporation attempted to maintain an informed position regarding this institution’s performance, and as a result of current and forward looking projections, has concluded that a recovery can no longer be forecasted, and accordingly, an other-than-temporary loss has been recorded.
Note 5 Allowance for Loan Losses
Activity in the allowance for loan losses for the six month period ended June 30, 2008 and 2007 is as follows (in thousands)

	2008	2007
Balance, beginning of year	$8,554	$6,692
Provision for loan losses	4,892	1,088
Loans charged off	(933)	(755)
Loan recoveries	265	149

Balance, end of period	$12,778	$7,174

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans is as follows at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December
	2008	31, 2007
Period end loans not requiring allocation	$11,068	$11,197
Period end loans requiring allocation	26,968	18,186

	$38,036	$29,383

Amount of the allowance for loan losses allocated	$6,133	$2,751
Loans for which the accrual of interest has been discontinued at June 30, 2008 and December 31, 2007 amounted to $21,360,000 and $13,056,000, respectively, and are included in the impaired loans above. Loans past due, greater than 90 days and still accruing interest, amounted to $2,191,000 and $54,000 at June 30, 2008 and December 31, 2007.

Note 6 Earnings Per Common Share
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands except per share data)	2008	2007	2008	2007

Basic Earnings Per Common Share:
Numerator
Net Income (loss)	$(2,168,000)	$844,000	$(2,797,000)	$1,792,000

Denominator
Weighted average common shares Outstanding	2,172,177	2,162,599	2,169,692	2,160,016

Basic earnings (loss) per common share	$(1.00)	$0.39	$(1.29)	$0.83

Diluted Earnings Per Common Share:
Numerator
Net Income (loss)	$(2,168,000)	$844,000	$(2,797,000)	$1,792,000

Denominator
Weighted average common shares Outstanding for basic earnings per Common share	2,172,177	2,162,599	2,169,692	2,160,016

Add: Dilutive effects of assumed exercises of stock options	0	3,068	0	3,281

Weighted average common shares and dilutive potential common shares outstanding	2,172,177	2,165,667	2,169,873	2,163,297

Diluted earnings (loss) per common share	$(1.00)	$0.39	$(1.29)	$0.83

Stock options for zero shares and 181 shares of common stock for the three and six month period ended June 30, 2008 and stock options for 17,596 shares and 17,607 shares of common stock for the three and six month period ended June 30, 2007 were not considered in computing diluted earnings per common share because they were antidilutive.
Note 7 Commitments and Contingencies
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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As indicated in the income statement, the net loss for the three months ended June 30, 2008 was ($2,168,000) compared to net income of $844,000 for the same period in 2007. Net interest income in the second quarter of 2008, was $927 thousand below net interest income for the same quarter in 2007. This is primarily due to a 17.2% decrease in interest income from declining market rates and an increase in non-performing loans that were put on non-accrual during the second quarter. Additionally, a decrease in non-interest income and a modest decrease in non-interest expense for the second quarter of 2008 also contributed to the second quarter loss. The second quarter 2008 provision for loan losses was up $3.2 million compared to second quarter of 2007. The increase in provision is due to declining market conditions which have negatively impacted borrower capacity to repay their obligations and declining property values. Management feels the provision is adequate and the allowance for loan losses has increased $5,604,000 when comparing year to date June 30, 2008 to June 30, 2007.
The Corporation had an $843,200 investment in a DeNovo institution carried as available for sale. At December 31, 2007, the estimated fair value of this investment was $687,600. Late in the first quarter of 2008, the DeNovo made information available that indicated its financial losses were beyond start up losses expected from a DeNovo and management began to conduct a financial analysis. The unrealized loss had been recorded through other comprehensive income in accordance with available for sale security accounting. Management has continued to identify more information about the DeNovo and management has concluded that a recovery can no longer be forecasted, and accordingly, an other-than-temporary loss of $574,400 was recognized through earnings in the first quarter of 2008 and the Corporation recorded another other-than-temporary loss of $35,400 in the second quarter of 2008. We will continue to update our financial analysis of the $233,400 remaining investment and future losses may be recorded if the DeNovo’s condition declines further.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended June 30, 2008, the Corporation’s return on average assets (annualized) was (1.45%) compared to 0.55% for the same period in 2007. For six months ended June 30, 2008, the Corporation’s return on average assets (annualized) was (0.92%) compared to 0.58% for the same period in 2007. Net income (loss) per share— basic and diluted was ($1.00) in the second quarter of 2008 compared to $0.39 net income per share basic and diluted for the same period in 2007. Net income (loss) per share — basic and diluted was ($1.29) for the six months ended June 30, 2008 compared to $0.83 net income per share basic and diluted for the same period in 2007.

Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2008 and 2007 are summarized in Table 2. Table 3 summarizes net interest income, average balances and yields on major categories of interest-earning assets and interest-earning liabilities for the three months ended June 30, 2008 and 2007. The effects of changes in average interest rates and average balances are detailed in Table 1 below.
Table 1

	SIX MONTHS ENDED
	JUNE 30,
	2008 COMPARED TO 2007
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000’S OMITTED)	VOL	RATE	TOTAL

Taxable Securities	$(481)	$(48)	$(529)
Tax-Exempt Securities	(128)	(64)	(192)
Federal Funds Sold	(16)	(81)	(97)

Total Loans	473	(2,466)	(1,993)
Loans Held for Sale	(5)	(5)	(10)

Total Earning Assets	(157)	(2,664)	(2,821)

Interest Bearing Demand Deposits	(49)	(471)	(520)
Savings Deposits	(47)	(139)	(186)
Time CD’s $100,000 and Over	346	(45)	301
Other Time Deposits	(148)	(86)	(234)
Other Borrowings	(112)	(98)	(210)

Total Interest Bearing Liabilities	(10)	(839)	(849)

Net Interest Income	$(147)	$(1,825)	$(1,972)

As indicated in Table 1, during the six months ended June 30, 2008, net interest income decreased compared to the same period in 2007, resulting primarily from decreasing rates on loans. Deposit interest expense decreased, as management reacted by decreasing interest bearing liability rates to be aligned with market rates during the first six months of 2008 compared to the same period in 2007.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 2008 and 2007 are shown in Table 3. Net interest income for the three months ended June 30, 2008 was $4,561,000, a decrease of $944,000, or 17.1%, over the same period in 2007. Net interest margin decreased due to a rapid decrease in interest income which was partially offset by decreases in interest bearing deposits. However, the decrease in interest expense was limited by the maturity of time deposits and their ability to re-price. Management has re-priced deposits to be competitive in the respective markets. Additionally, increases in non-accruing loans, to a total of $23,651,000, have had a negative impact to interest income. Loan pricing continues to be competitive. While management strives to acquire quality credits with favorable pricing, local competition has been driving loan pricing down to unfavorable levels. As a result, the Banks have opted not to acquire minimally priced loans. Management has also addressed credit quality issues during the second quarter of 2008. This will be discussed further in the “Allowance and Provision for Loan Losses” section.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities with a focus on sound credit quality.
As indicated in Table 2, for the six months ended June 30, 2008, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.27% compared with 3.93% for the same period in 2007. This decrease is a result of declines in interest income which primarily was due to decreases in yields on loans. The decrease in interest income was partially due to an increase in loans placed into non-accrual status. Those decreases outpaced the repricing ability of interest bearing liabilities, due to the large proportion of time deposits.
As indicated in Table 3, for the three months ended June 30, 2008, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.35% compared with 3.91% for the same period in 2007. This decrease is a result of declines in interest income, due to an increase in loans places into non-accrual status, versus the re-pricing ability of interest bearing liabilities. This is partially due to the large proportion of time deposits and the movement of additional deposit dollars into jumbo CD’s with a higher pooled rate than other interest bearing liabilities.
Average earning assets decreased 1.7% or approximately $9,653,000 comparing the six months of 2008 to the same time period in 2007. Loans, the highest yielding component of earning assets, represented 84.7% of earning assets in 2008 compared to 80.6% in 2007. Average interest bearing liabilities decreased .88% or $4,293,000 comparing the first six months of 2008 to the same time period in 2007. Non-interest bearing deposits amounted to 13.1% of average earning assets in the first six months of 2008 compared with 13.2% in the same time period of 2007. For the second quarter of 2008 compared to 2007, average earning assets decreased 3.1% or $17,434,000. The largest decrease was in the investment securities portfolio, as the funds were used to fund loans and repay borrowings. Loans increased 1.9% or $8,710,000 comparing the second quarter of 2008 to the second quarter of 2007. Loans represented 86.0% of earning assets in 2008 compared to 81.8% in 2007. Average interest bearing liabilities decreased $13,855,000 or 2.8% comparing the second quarter of 2008 to 2007. Non-interest bearing liabilities were 13.6% of average earning assets for the second quarter of 2008 versus 13.4% in the second quarter of 2007.
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

Table 2 Average Balance and Rates

	SIX MONTHS ENDED June 30,
	2008			2007
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$54,088	$1,128	4.19%	$77,242	$1,673	4.37%
State and Political (1)	15,369	406	5.31%	19,435	598	6.21%
Other	7,987	65	1.64%	4,881	49	2.02%

Total Securities	77,444	1,599	4.15%	101,558	2,320	4.61%
Fed Funds Sold	7,685	114	2.98%	8,244	211	5.16%
Loans:
Commercial	370,267	12,232	6.64%	354,834	13,717	7.80%
Tax Free (1)	3,278	109	6.69%	3,748	121	6.52%
Real Estate-Mortgage	38,885	1,245	6.44%	36,259	1,223	6.80%
Consumer	57,944	1,970	6.84%	60,358	2,488	8.31%

Total loans	470,374	15,556	6.65%	455,199	17,549	7.77%
Allowance for Loan Losses	(9,100)			(6,843)
Net Loans	461,274	15,556	6.78%	448,356	17,549	7.89%

Loans Held for Sale	1,444	42	5.85%	1,599	52	6.56%

TOTAL EARNING ASSETS	$556,947	$17,311	6.25%	$566,600	$20,132	7.17%

Cash Due from Banks	15,361			17,234
All Other Assets	47,670			44,151

TOTAL ASSETS	$610,878			$621,142

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$96,564	$669	1.39%	$100,091	$1,189	2.40%
Savings Deposits	83,190	391	0.95%	89,820	577	1.30%
Time CD’s $100,000 and Over	150,553	3,642	4.86%	135,472	3,341	4.97%
Other Time CD’s	119,657	2,610	4.39%	125,369	2,844	4.57%

Total Deposits	449,964	7,312	3.27%	450,752	7,951	3.56%
Other Borrowings	34,759	935	5.41%	38,264	1,145	6.03%

INTEREST BEARING LIABILITIES	$484,723	$8,247	3.42%	$489,016	$9,096	3.75%

Non-Interest bearing — DDA	73,003			74,830
All Other Liabilities	3,353			4,468
Shareholders’ Equity	49,799			52,828

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$610,878			$621,142

Net Interest Rate Spread			2.83%			3.42%

Net Interest Income /Margin		$9,064	3.27%		$11,036	3.93%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED June 30,
	2008			2007
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$50,780	$532	4.21%	$76,091	$782	4.12%
State and Political (1)	15,355	229	5.99%	18,092	273	6.05%
Other	7,666	33	1.75%	5,365	20	1.50%

Total Securities	73,801	794	4.32%	99,548	1,075	4.33%
Fed Funds Sold	2,969	16	2.11%	3,366	44	5.24%
Loans:
Commercial	369,877	5,854	6.37%	360,535	6,996	7.78%
Tax Free (1)	3,247	54	6.69%	3,686	59	6.43%
Real Estate-Mortgage	38,307	612	6.42%	36,303	628	6.94%
Consumer	57,813	941	6.55%	59,425	1,230	8.30%

Total loans	469,244	7,461	6.39%	459,949	8,913	7.77%
Allowance for Loan Losses	(9,421)			(6,950)
Net Loans	459,823	7,461	6.53%	452,999	8,913	7.89%

Loans Held for Sale	916	14	5.93%	1,501	23	6.15%

TOTAL EARNING ASSETS	$546,930	$8,285	6.09%	$564,364	$10,055	7.15%

Cash Due from Banks	14,398			16,704
All Other Assets	47,175			45,131

TOTAL ASSETS	$599,082			$619,249

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$97,132	$325	1.35%	$100,345	$600	2.39%
Savings Deposits	83,606	169	0.81%	89,038	290	1.31%
Time CD’s $100,000 and Over	138,635	1,635	4.74%	134,374	1,659	4.95%
Other Time CD’s	116,576	1,156	3.99%	125,523	1,441	4.60%

Total Deposits	435,949	3,285	3.03%	449,280	3,990	3.56%
Other Borrowings	36,383	439	4.85%	36,907	560	6.09%

INTEREST BEARING LIABILITIES	$472,332	$3,724	3.17%	$486,187	$4,550	3.75%

Non-Interest bearing — DDA	74,166			75,714
All Other Liabilities	2,840			4,124
Shareholders’ Equity	49,744			53,224

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$599,082			$619,249

Net Interest Rate Spread			2.92%			3.40%

Net Interest Income /Margin		$4,561	3.35%		$5,505	3.91%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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
The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s methodology in determining the adequacy of the allowance is based on ongoing quarterly assessments and relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, size, and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs and other pertinent factors. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. At June 30, 2008, the allowance was $12,778,000, or 2.75% of total loans compared to $8,554,000, or 1.81%, at December 31, 2007, increasing the allowance $4,224,000 during the first six months of 2008. Non-performing loan levels, discussed later, increased during the period and net charge-offs have decreased to $422,000 during the second quarter of 2008 compared to $437,000 during the second quarter of 2007. Management believes that the allowance is appropriate given identified risk in the loan portfolio based on asset quality.
Table 4 below summarizes loan losses and recoveries for the first six months of 2008 and 2007. During the first six months of 2008, the Corporation experienced net charge-offs of $668,000 or .14% of gross loans compared with net charge-offs of $606,000 or .13% of gross loans in the first six months of 2007. The provision for loan losses was $4,892,000 in the first six months of 2008 and $1,088,000 for the same time period in 2007. As a result of continuing credit quality deterioration, additional provision for loan losses was taken in the second quarter. During the second quarter of 2008, the provision for loan losses was $3,811,000 compared to $649,000 in the second quarter of 2007. A substantial portion of the increase in provision for loan losses in the second quarter can directly be attributed to twelve particular loans for which valuations of underlying collateral, which were received during the second quarter, were found to be inadequate. These inadequacies necessitated the Banks to provide additional specific reserves for those accounts. The sizeable increase in provision for loan losses was to provide specific reserves mainly for non-performing construction and land development loans and the continuing decline in the Michigan economy.

Table 4 Analysis of the Allowance for Loan Losses

	Six Months Ended June 30,
(000’s omitted)	2008	2007

Balance at Beginning of Period	$8,554	$6,692

Charge-Offs:
Commercial, Financial and Agriculture	(630)	(534)
Real Estate-Mortgage	(88)	(30)
Installment Loans to Individuals	(215)	(191)

Total Charge-Offs	(933)	(755)
Recoveries:
Commercial, Financial and Agriculture	201	102
Real Estate-Mortgage	0	0
Installment Loans to Individuals	64	47

Total Recoveries	265	149

Net Charge-Offs	(668)	(606)
Provision for loan losses	4,892	1,088

Balance at End of Period	$12,778	$7,174

Ratio of Net Charge-Offs to Gross Loans	0.14%	0.13%

Non-Interest Income
Non-interest income decreased during the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to the increase in loss on sale of real estate owned, increase in loss on sale of fixed assets, and decreases in service charges on deposits. Overall non-interest income was $3,111,000 for the six months ended June 30, 2008 compared to $3,893,000 for the same period in 2007. This represents a decrease of 20.1%.
Non-interest income decreased from the second quarter of 2008 when comparing to the same period in 2007. The most notable components of this decrease are decrease in total service charges, increase in loss on sale of real estate owned and increase in loss on sale of fixed assets. A favorable contributor to non-interest income was an increase in loan placement fees and an increase in land contract income. The increase in land contract income was due to the payoff of the land contract held by one of the Banks. Overall non-interest income was $1,553,000 for the second quarter of 2008 compared to $2,028,000 for the same period in 2007. This is a decrease of 23.4%.
The most significant category of non-interest income is service charges on deposit accounts. These fees were $1,489,000 in the first six months of 2008, compared to $1,687,000 for the same period of 2007. This represents a decrease of 11.7% from year to year. The decrease is attributable to lower customer usage of the overdraft privilege product, as customers continue to be more economically conscious. Debit Card income was up $18,000 year-to-year, remote customer capture charges were up $4,300, ATM Surcharges were down $16,600, Customer Service Fees were down $10,400, and other service charge categories remained relatively flat from year to year.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market increased 7.4% to $218,000 in the six months ended June 30, 2008 compared to $203,000 in the same period in 2007. This increase is a result of consumers continuing to refinance their homes to better control their expenses. Gain on the sale of mortgages was down 16.0% when comparing second quarter of 2008 to 2007. This decrease is equal to approximately $19,000.
Trust, investment and financial planning services income increased slightly by $6,000 or 0.6% in the first six months of 2008 compared to the same period in the prior year. The increase is mostly due to an increase in Trust Custodial fees. Comparing the second quarter of 2008 to 2007, trust, investment and financial planning services income increased $57,000 or 12.4%. This was due to increases in both trust and financial planning relationships when comparing the two time periods.
Other operating income decreased by $605,000 or 58.5% to $430,000 in the first six months of 2008 compared to $1,035,000 in the same time period in 2007. The largest portion of the decrease is the loss on equity investment. In 2007, the Corporation made an investment of 24.99% ownership in Valley Capital Bank headquartered in Mesa, Arizona. As a DeNovo, Valley Capital Bank was anticipated to have operating losses during their start-up phase. Accordingly, the Corporation has recognized its share of the operating loss. Using the equity method of accounting on this investment, the Corporation has experienced a loss of $302,000 on this startup DeNovo bank, as expected, in the six months of 2008. Of this loss, the Corporation has recognized $191,000 in the second quarter of 2008.
Categories of other operating income which had significant declines from year-to-year were: cashier check commission and building rental income had decreases totaling $124,000 from year-to-year. Building rental income decreased $90,000 year to year due to one time income of a lease buy out in 2007 of $100,000. Loss on sale of real estate owned, loss on sale of fixed assets increased comparing year-to-year by $192,000, thus taking from income. Accounts with improvement from year-to-year were income from servicing other institutions, loan placement fees and land contract income, totaling $158,000. Loan placement fees increased $70,000 in the first half of 2008 contributing to other operating income. When comparing the second quarter of 2008 to the second quarter of 2007, there were notable increases in cash surrender value of bank owned life insurance, loan placement fees and land contract income. Notable decreases were in cashier check commission. Losses on the sale of real estate owned and fixed assets increased by $143,000, thus reducing other income when comparing the second quarter of 2008 to the second quarter of 2007.
Non-Interest Expense
Total non-interest expense increased 1.6% to $11,276,000 in the six months ended June 30, 2008, compared with $11,094,000 in the same period of 2007. The increase was partially offset by a decrease in salaries and benefits. Occupancy expenses, loan and collection expenses and other operating expenses increased year-to-year. These increases were partially offset by decreases in furniture and equipment, other operations, and advertising. The Corporation has also recognized year-to-date, $610,000 in other-than-temporary impairment on a DeNovo investment. Comparing the second quarter of 2008 to 2007, non-interest expenses had a modest decrease of 4.1% or $228,000.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $5,937,000 in the first six months of 2008, compared with $6,440,000, or a decrease of 7.8%, for the same time period in 2007. A difference of about $503,000 was due to staff reduction through attrition and staff not receiving any performance bonus payments. Decreased cost was due to staff not receiving any performance bonus payments and staff reduction through attrition. Salary and benefit costs also decreased when comparing second quarter 2008 to 2007. The decrease of $258,000 or 8.1% were also a result of staffing changes through resignation or attrition.
Occupancy expenses, at $1,082,000, increased slightly in the six months ended June 30, 2008 compared to the same period in 2008 by $69,000 or 6.8%. The increases were attributable to the operation of two new affiliate offices in 2008, and the expenses associated with the forthcoming closure of a leased office. These expenses were partially offset by decreases in insurance expenses and other occupancy expenses with the closure of a leased office in late 2007. Occupancy expenses increased $21,000 when comparing the second quarter of 2008 to 2007. This is due to the expenses associated with the forthcoming closure of a leased office at the end of July 2008.
During the six months ended June 30, 2008, furniture and equipment expenses were $1,030,000 compared to $1,059,000 for the same period in 2007, a decrease of 2.7%. The decreases in expenses were a result of declines in depreciation expense as assets reach their useful lives and become fully depreciated, decreases in rental expense with the transfer to an internet based telephone system and decreases in maintenance contracts. Management continues to scrutinize service providing vendors, ensuring that necessary services are being paid for, as well as improved negotiation of contract terms. Furniture and equipment expenses remained nearly flat when comparing the second quarter of 2008 to the second quarter of 2007.
Loan and collection expenses, at $399,000, were up $223,000 or 126.7% during first six months of 2008 compared to the same time period in 2007. The increase was primarily attributable to an increase in collection expenses and other loan expense relating to other real estate owned. The rise in these expenses is a result of the unfavorable economy in Michigan. As the level of these accounts increase, we anticipate these expenses to be above desired levels until the economic situation begins to become more favorable. When comparing the second quarter of 2008 to 2007, an increase of $148,000 or 174.1% has been experienced by the Corporation, again as a result of the unfavorable changes to the Michigan economy.
Advertising expenses of $249,000 in the six months ended June 30, 2008 decreased 8.1% compared with $271,000 for the same period in 2007. While maintaining market presence, the Corporation was able to reduce advertising expense. The Corporation continues to remain focused on targeted advertising in all of its markets to continue growth. Advertising expenses decreased $14,000 or 8.8% when comparing the second quarter of 2008 to the second quarter of 2007.
The Corporation has recorded a $610,000 charge to other non-interest expense due to the other-than-temporary impairment of a DeNovo investment as of June 30, 2008. The Corporation recorded the impairment due to an inability to definitively forecast a recovery within a reasonable period of time.
Other operating expenses were $1,969,000 in the six months ended June 30, 2008 compared to $2,135,000 in the same time period in 2007, a decrease of $166,000 or 7.9%. Reduced expenses of stationery and supplies, telephone and communication, armored car service, legal and consulting, other outside services, director compensation, business development expense conference and education, customer service expense were largely offset by increases in other categories. Expenses that had notable increases were audit expense, FDIC assessment expense, bond insurance, NSF expense, other losses and correspondent bank charges. Other operating expenses had a decrease of $163,000 or 14.6% when comparing the second quarter of 2008 to 2007. The composition of the changes is similar to the year to date changes.
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
The Corporation’s total assets were $586 million at June 30, 2008 compared to total assets of $628 million at December 31, 2007. The decrease in total assets is due to a smaller security portfolio of $14.3 million, loan portfolio of $6.5 million and the reduction of federal funds sold of $7.3 million since December 31, 2007. Loans comprised 79.3% of total assets at June 30, 2008 compared to 75.1% at December 31, 2007. Loans decreased $6.5 million during the second quarter of 2008. On the other side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 15.6% at June 30, 2008 and 13.8% at December 31, 2007. Interest bearing deposit liabilities totaled $426.6 million at June 30, 2008 compared to $468.4 million at December 31, 2007. Total deposits decreased $38.0 million with non-

interest bearing demand deposits increasing $3,719,000 and interest bearing deposits decreasing $41,750,000. Short-term borrowings increased $2,809,000 due to the decrease in deposits, comparing the two periods. FHLB advances decreased slightly comparing the two periods. Repurchase agreement balances decreased $5.0 million comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by government securities. The repurchase agreements were leveraged against securities to increase net interest income.
Bank premises and equipment decreased $794,000 to $19.3 million at June 30, 2008 compared to $20.1 million at December 31, 2007. The decrease was due to the sale of a bank owned rental property during the first quarter of 2008 and the disposal of check processing equipment in the second quarter of 2008.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure. Table 5 reflects the levels of these assets at June 30, 2008 and December 31, 2007.
Non-performing assets increased substantially from December 31, 2007 to June 30, 2008. The increase of $10,201,000 was primarily due to increases in loans past due 90 days or more and still accruing and non-accrual loans. Loans past due 90 days or more and still accruing increased $2,137,000 and non-accrual loans increased $8,304,000. REO-in-Redemption balance is comprised of thirteen commercial properties and three residential properties for a total of $1,030,000 at June 30, 2008. Marketability of these properties is dependent on the real estate market. Renegotiated loans increased $513,000 from December 31, 2007 to a total of $944,000 at June 30, 2008.
The level and composition of non-performing assets are affected by economic conditions in the Corporation’s local markets. Non-performing assets, charge-offs, and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting the Corporation’s operating results. In addition to non-performing loans, management carefully monitors other credits that are current in terms of principal and interest payments but, in management’s opinion, may deteriorate in quality if economic conditions change. As of June 30, 2008, non-accrual loans were comprised of 56.6% of land development loans. The remaining 36.4% of non-accrual loans are varied in their purpose and include manufacturers, individuals and other businesses. Of the non-performing loans, eighteen loans with principal balances totaling $6,462,000 were placed into non-accrual status during the second quarter. This resulted in a second quarter 2008 loss of interest income of approximately $136,000 and a year-to-date 2008 loss of interest income of approximately $193,000.
Certain portions of the Corporation’s non-performing loans included in Table 5 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or lower are also measured for impairment. Impairment losses are believed to be adequately covered by the allowance for loan losses.
The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Interest accrued but not collected is reversed against income for the current quarter, when the loan is placed in non-accrual status.

Table 5 Non-Performing Assets and Past Due Loans

	June 30,	December 31,
	2008	2007

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$2,191	$54
Non-Accrual Loans	21,360	13,056
Renegotiated Loans	944	431

Total Non-Performing Loans	24,495	13,541

Other Non-Performing Assets:
Other Real Estate	2,001	2,003
REO in Redemption	1,030	1,829
Other Non-Performing Assets	203	155

Total Other Non-Performing Assets	3,234	3,987

Total Non-Performing Assets	$27,729	$17,528

Non-Performing Loans as a % of Total Loans	5.26%	2.86%
Allowance for Loan Losses as a % of Non-Performing Loans	52.17%	63.18%
Accruing Loans Past Due 90 Days or More to Total Loans	0.47%	0.01%
Non-performing Assets as a % of Total Assets	4.73%	2.79%
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first six months of 2008. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $14.3 million since December 31, 2007 due to the calls and maturities of securities and pay downs of Mortgage Backed Securities (MBS) and the recording of other-than-temporary impairment of a security. The Corporation has decided to invest the excess funds, from the call of these securities, in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
The Corporation’s consolidated securities portfolio is managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. Total securities fair market value increased $129,000 from March 31, 2008 and has declined $12,430,125 from December 31, 2007. The decline from December 31, 2007 to June 30, 2008 is partially due to calls on securities totaling approximately $11,112,000. Of these calls $5,500,000 was reinvested in securities. Management believes that the decline in fair market value was attributable to interest rate factors, general market risk re-pricing, and lack of liquidity in the capital markets versus underlying collateral or credit quality issues of a particular investment. As such, we do not believe any individual unrealized losses as of June 30, 2008 represent other-than-temporary impairment based on the following factors: no holdings have been downgraded below investment grade by any of the rating agencies. We have no knowledge that any of our direct investments consists of sub prime loans. We continue to review the cash flow projections on all of our mortgage backed securities. Based on this analysis and our review, these instruments have cash flows sufficient to cover any scheduled principal and interest payments. The Corporation has both the intent and the ability to hold each of the securities for the time necessary to recover its amortized cost.
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
The Corporation had cash flows from financing activities resulting primarily from the decrease of demand and savings deposits. In the first six months of 2008, these deposits decreased $38,031,000. Cash provided by investing activities was $16,522,000 in first six months of 2008 compared to cash used of $5,976,000 in first six months of 2007. The change in investing activities was due to the calls on available for sale securities totaling $12,662,000, the maturity of $4,958,000 of available for sale securities and sales of available for sale securities of $1,999,000. Held to maturity securities also had maturities of $1,253,000. Proceeds from maturities and calls of securities, were partially reinvested in available for sale securities of $6,732,000 and held to maturity securities of $750,000. A portion of the remaining difference was used to offset declines in deposit balances.
Capital Management
Total shareholders’ equity decreased 6.1% to $46,499,000 at June 30, 2008 compared with $49,496,000 at December 31, 2007. The Corporation’s equity to asset ratio was 7.94% at June 30, 2008 and 7.88% at December 31, 2007. The increase of the ratio was due to a greater decline in assets than the decline in shareholder equity.
As indicated on the balance sheet at December 31, 2007, the Corporation had an accumulated other comprehensive loss of $470,000 compared to accumulated other comprehensive loss at June 30, 2008 of $887,000. The increase in the loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.
The Corporation has indefinitely suspended payment of dividends until the performance of the Corporation improves.

Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at June 30, 2008 and at December 31, 2007, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.
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
Table 6

	Capital Ratios
		Fentura Financial, Inc.
	Regulatory Minimum	June 30,	December 31,	June 30,
	For “Well Capitalized”	2008	2007	2007
Total Capital to risk Weighted assets	10%	11.56%	11.60%	12.60%
Tier 1 Capital to risk Weighted assets	6%	10.31%	10.40%	11.37%
Tier 1 Capital to average Assets	5%	8.98%	9.00%	9.60%
Off Balance Sheet Arrangements
At June 30, 2008, the Banks had outstanding standby letters of credit of $6.4 million and unfunded loan commitments outstanding of $85.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Banks have the ability to fund these commitments.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 54 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2008, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2008 compared to 2007.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2008, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7 GAP Analysis — June 30, 2008

	Within	Three	One to	After
	Three	Months to	Five	Five
(000’s omitted)	Months	One Year	Years	Years	Total
Earning Assets:
Federal Funds Sold	$0	$0	$0	$0	$0
Securities	4,603	14,196	29,484	17,924	66,207
Loans	82,918	79,223	230,879	71,836	464,856
Loans Held for Sale	448	0	0	0	448
FHLB Stock	2,032	0	0	0	2,032

Total Earning Assets	$90,001	$93,419	$260,363	$89,760	$533,543

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$93,682	$0	$0	$0	$93,682
Savings Deposits	85,237	0	0	0	85,237
Time Deposits Less than $100,000	27,433	56,378	30,693	93	114,597
Time Deposits Greater than $100,000	18,534	35,244	79,311	0	133,089
Short term borrowings	3,458	0	0	0	3,458
Other Borrowings	1,000	7,026	5,091	890	14,007
Repurchase agreements	0	0	0	0	0
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$243,344	$98,648	$115,095	$983	$458,070

Interest Rate Sensitivity GAP	$(153,343)	$(5,229)	$145,268	$88,777	$75,473
Cumulative Interest Rate Sensitivity GAP	$(153,343)	$(158,572)	$(13,304)	$75,473
Interest Rate Sensitivity GAP	(0.37)	(0.94)	2.26	91.31
Cumulative Interest Rate Sensitivity GAP Ratio	(0.37)	(1.32)	0.95	92.26
As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates continue to decrease, this negative gap position could have a short-term positive impact on interest margin, as more liabilities will re-price over assets. Conversely, if market rates increase this should theoretically have a short-term negative impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin. This is due to the re-pricing characteristics of various categories of assets and liabilities, is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes.
Net interest margin decreased when the first six months of 2008 is compared to the same period in 2007. This occurred as interest bearing deposits re-priced at the same time but not at the same volume as the asset portfolios, resulting in a decrease in net interest margin. The decrease was further compounded as the banks experienced an increase in loans placed into non-accrual status. This negatively impacted loan rates. The decrease in asset rates was larger and more rapid than management’s ability to re-price deposits downward, due contractual limitations and due to some of the liabilities already offering low rates. Management anticipates rates to remain steady for the duration of the year and begin to increase during the second quarter of 2009. This will provide the opportunity to re-price term deposits to more favorable rates as they mature in 2008.
In addition to GAP analysis, the Corporation, as part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Management believes that it should be able to continue to reprice these relationships; it anticipates improved performance in net interest margin.
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

ITEM 4T CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.
(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. — None

Item 1A.	Risk Factors — With this exception of those risks described below, there have been no material changes in the risk factors applicable to the Corporation from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

If economic conditions deteriorate in our primary market, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing loan decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rate which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of federal government and other significant external events. Decreases in real estate values could potentially adversely affect the value of property used as collateral for our mortgage loans. In the event that we are required to foreclose on a property securing a mortgage loan, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect of the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

Our securities portfolio may be negatively impacted by fluctuations in market value.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and lower investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. — None

Item 3.	Defaults Upon Senior Securities. — None

Item 4.	Submission of Matters to a Vote of Securities Holders. — The registrant’s annual meeting was held April 22, 2008. Three directors were elected at the meeting, each to a three year term. The vote was as follows:

		VOTE
Director Nominee	Term Expires	For	Withheld
Kenneth R. Elston	2011	1,604,688	64,438
Thomas L. Miller	2011	1,637,798	31,328
Ian W. Schonsheck	2011	1,611,236	57,889

The following directors were not up for re-election and, consequently, their terms continue after the annual meeting: Donald L. Grill, Douglas W. Rotman, Forrest A. Shook, Sheryl E. Stephens, J. David Karr, Thomas P. McKenney, Brian P. Petty.

Item 5.	Other Information.

Item 6.	Exhibits.

(a)	Exhibits

	31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial Inc.
Dated: August 12, 2008	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: August 12, 2008	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.