Form 10-Q
period 2008-09-30
FENTURA FINANCIAL INC
filed 2008-11-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 24, 2008
Class — Common Stock       Shares Outstanding — 2,181,285

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Fentura Financial, Inc.
Consolidated Balance Sheets

	September 30,	Dec 31,
	2008	2007
(000’s omitted except share data)	(unaudited)

ASSETS
Cash and due from banks	$13,979	$22,734
Federal funds sold	5,600	7,300

Total cash & cash equivalents	19,579	30,034
Securities-available for sale	54,921	71,792
Securities-held to maturity, (fair value of $8,070 at September 30, 2008 and $8,714 at December 31, 2007)	8,099	8,685

Total securities	63,020	80,477
Loans held for sale	1,461	1,655
Loans:
Commercial	308,029	313,642
Real estate loans — construction	54,730	59,805
Real estate loans — mortgage	38,746	39,817
Consumer loans	57,298	58,139

Total loans	458,803	471,403
Less: Allowance for loan losses	(11,342)	(8,554)

Net loans	447,461	462,849
Bank Owned Life Insurance	7,201	7,042
Bank premises and equipment	19,006	20,101
Federal Home Loan Bank stock	2,032	2,032
Accrued interest receivable	2,509	2,813
Goodwill	7,955	7,955
Acquisition intangibles	335	485
Equity Investment	2,392	3,089
Other Real Estate Owned	6,917	2,003
Other assets	7,490	7,484

Total Assets	$587,358	$628,019

LIABILITIES
Deposits:
Non-interest bearing deposits	$73,867	$75,148
Interest bearing deposits	434,257	468,355

Total deposits	508,124	543,503
Short term borrowings	2,375	649
Federal Home Loan Bank Advances	15,007	11,030
Repurchase Agreements	0	5,000
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	1,651	4,341

Total liabilities	541,157	578,523

SHAREHOLDERS’ EQUITY
Common stock — no par value 2,180,571 shares issued (2,163,385 at Dec. 31, 2007)	42,738	42,478
Retained earnings	4,987	7,488
Accumulated other comprehensive income (loss)	(1,524)	(470)

Total shareholders’ equity	46,201	49,496

Total Liabilities and Shareholders’ Equity	$587,358	$628,019

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(000’s omitted except per share data)	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$7,582	$8,796	$23,143	$26,360
Interest and dividends on securities:
Taxable	523	786	1,716	2,504
Tax-exempt	161	169	429	564
Interest on federal funds sold	42	40	156	251

Total interest income	8,308	9,791	25,444	29,679

INTEREST EXPENSE
Deposits	3,109	4,147	10,421	12,098
Borrowings	366	547	1,301	1,692

Total interest expense	3,475	4,694	11,722	13,790

NET INTEREST INCOME	4,833	5,097	13,722	15,889
Provision for loan losses	736	5,144	5,628	6,232

Net interest income after Provision for loan losses	4,097	(47)	8,094	9,657

NON-INTEREST INCOME
Service charges on deposit accounts	802	860	2,291	2,547
Gain on sale of mortgage loans	42	65	260	268
Trust and investment services income	458	471	1,432	1,439
Other income and fees	43	574	619	1,609

Total non-interest income	1,345	1,970	4,602	5,863

NON-INTEREST EXPENSE
Salaries and employee benefits	2,683	2,868	8,620	9,308
Occupancy	492	543	1,574	1,556
Furniture and equipment	478	532	1,508	1,591
Loan and collection	173	111	718	287
Advertising and promotional	114	125	363	396
Loss on security impairment	233	0	843	0
Other operating expenses	1,045	1,057	3,157	3,192

Total non-interest expense	5,218	5,236	16,783	16,330

INCOME (LOSS) BEFORE TAXES	224	(3,313)	(4,087)	(810)
Federal income taxes/(benefit)	(71)	(1,206)	(1,586)	(495)

NET INCOME (LOSS)	$295	$(2,107)	$(2,501)	$(315)

Per share:
Net income (loss) — basic	$0.14	$(0.98)	$(1.15)	$(0.15)

Net income (loss) — diluted	$0.14	$(0.98)	$(1.15)	$(0.15)

Cash Dividends declared	$0.00	$0.25	$0.00	$0.75

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended
	September 30,
(000’s omitted)	2008	2007

COMMON STOCK
Balance, beginning of period	$42,478	$42,158
Issuance of shares under
Director stock purchase plan & Dividend reinvestment program (17,186 and 11,799 shares)	254	628
Stock repurchase (0 and 17,184 shares)	0	(520)
Stock options exercised (0 and 295 shares)	0	6
Stock compensation expense	6	32

Balance, end of period	42,738	42,304

RETAINED EARNINGS
Balance, beginning of period	7,488	10,118
Net income (loss)	(2,501)	(315)
Cash dividends declared	0	(1,623)

Balance, end of period	4,987	8,180

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(470)	(958)
Change in unrealized gain (loss) on securities available for sale, net of tax	(1,054)	537

Balance, end of period	(1,524)	(421)

TOTAL SHAREHOLDERS’ EQUITY	$46,201	$50,063

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(000’s omitted)	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(2,501)	$(315)
Adjustments to reconcile net income (loss) to cash Provided by Operating Activities:
Stock compensation expense	6	32
Depreciation and amortization	663	1,396
Provision for loan losses	5,628	6,232
Loans originated for sale	(19,918)	(13,505)
Proceeds from the sale of loans	20,372	13,650
(Gain) Loss on sales of loans	(260)	(268)
Gain (Loss) on sale of fixed assets	(118)	0
Loss on security impairment	843	0
Loss on equity investment	697	0
Earnings from bank owned life insurance	(159)	(159)
Net (increase) decrease in interest receivable & other assets	2,317	(5,159)
Net increase (decrease) in interest payable & other liabilities	(2,152)	(1,881)

Total Adjustments	7,919	338

Net Cash Provided By (Used In) Operating Activities	5,418	23

Cash Flows From Investing Activities:
Proceeds from maturities of securities — AFS	7,441	1,649
Proceeds from maturities of securities — HTM	1,332	12,744
Proceeds from calls of securities — AFS	12,662	4,700
Proceeds from calls of securities — HTM	0	140
Proceeds from sales of securities — AFS	1,999	0
Purchases of securities — AFS	(7,067)	(4,571)
Purchases of securities — HTM	(750)	0
Net (increase) decrease in loans	2,843	(17,533)
Sales of Other Real Estate Owned	2,782	1,022
Acquisition of premises and equipment, net	89	(3,746)

Net Cash Provided By (Used in) Investing Activities	18,549	(5,595)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(35,379)	1,379
Net increase (decrease) in short term borrowings	1,726	3,750
Net increase (decrease) in repurchase agreements	(5,000)	(5,000)
Purchase of advances from FHLB	27,001	7,000
Repayments of advances from FHLB	(23,024)	(7,022)
Net proceeds from stock issuance and purchase	254	114
Cash dividends	0	(1,623)

Net Cash Provided By (Used In) Financing Activities	(34,422)	(1,402)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(10,455)	$(6,974)
CASH AND CASH EQUIVALENTS — BEGINNING	$30,034	$29,446

CASH AND CASH EQUIVALENTS — ENDING	$19,579	$22,472

CASH PAID FOR:
INTEREST	$11,388	$13,789
INCOME TAXES	$0	$450
NONCASH DISCLOSURES:
Transfers from loans to other real estate	$6,917	$147
See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000’s Omitted)	2008	2007	2008	2007

Net Income (loss)	$295	$(2,107)	$(2,501)	$(315)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	(869)	618	(1,896)	537
Less: Impairment loss recognized during period	(233)	0	(843)	0

Other comprehensive income (loss)	(636)	618	(1,053)	537

Comprehensive income (loss)	$(341)	$(1,489)	$(3,554)	$222

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 Basis of Presentation
The consolidated financial statements at December 31, 2007 and September 30, 2008 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.
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
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price
Options outstanding at December 31, 2007	40,228	$29.74
Options forfeited 2008	(12,722)	$29.94

Options outstanding at September 30, 2008	27,506	$29.64

Note 2 Adoption of New Accounting Standards
Fair Value Option and Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation adopted the standard effective January 1, 2008 and applicable disclosures have been added to the Notes to Consolidated Financial Statements. On October 10, 2008 the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active, which illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157.
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using
Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	September	Identical Assets	Inputs	Inputs
(000’s omitted)	30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$54,921	$10	$53,374	$1,537
Level 1 assets are comprised of investments in other financial institutions, which are publicly traded on the open market.
Level 2 assets are comprised of available for sale securities including, U.S. Treasuries, Government Agencies and Municipal Securities.
Level 3 assets are comprised of investments in other financial institutions including DeNovo banks.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month period ended September 30, 2008:

	Fair Value Measurements Using Significant
		Unobservable Inputs
		(Level 3)
(000’s omitted)	Asset	Liability	Total
Beginning balance, Jan. 1, 2008	$2,721	$0	$2,721
Total gains or losses (realized / unrealized)
Included in earnings Loss on security impairment	(843)	0	(843)
Included in other comprehensive income	(341)	0	(341)
Transfers in and / or out of Level 3	0	0	0

Ending balance, September 30, 2008	$1,537	$0	$1,537
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September	Identical Assets	Inputs	Inputs
(000’s omitted)	30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$17,092	$0	$0	$17,092

The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $40,493,000, with a valuation allowance of $5,163,000, resulting in an additional provision for loan losses of $995,000 for the period. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
Note 4 Securities
During the quarter ended September 30, 2008, the Corporation recognized a $233,400 other-than-temporary impairment loss on one of its DeNovo bank investments. The institution experienced a net operating loss for 2007 and for the first nine months of 2008. The 2008 year to date other-than-temporary impairment recognition on this investment totals $843,200, the full investment amount. This investment was in an unrealized loss position at December 31, 2007 and since such time; its unrealized loss has continued to increase. The book value of this investment was $843,200 and its market value was 18.5% less at December 31, 2007. Throughout 2007 and into 2008, this institution, based in Michigan, has experienced credit quality deterioration. The De Novo Bank has since been closed by regulatory authorities.
Note 5 Allowance for Loan Losses
Activity in the allowance for loan losses for the nine month period ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance, beginning of period	$12,778	$7,174	$8,554	$6,692
Provision for loan losses	736	5,144	5,628	6,232
Loans charged off	(2,369)	(948)	(3,302)	(1,703)
Loan recoveries	197	55	462	204

Balance, end of period	$11,342	$11,425	$11,342	$11,425

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The recorded investment in these loans is as follows at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Period end loans not requiring allocation	$18,238	$11,197
Period end loans requiring allocation	22,255	18,186

	$40,493	$29,383

Amount of the allowance for loan losses allocated	$5,163	$2,751
Loans for which the accrual of interest has been discontinued at September 30, 2008 and December 31, 2007 amounted to $16,240,000 and $13,056,000, respectively, and are included in the impaired loans above. Loans past due, greater than 90 days and still accruing interest, amounted to $3,876,000 at September 30, 2008 and $54,000 at December 31, 2007.

Note 6 Earnings Per Common Share
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands except per share data)	2008	2007	2008	2007
Basic Earnings Per Common Share:
Numerator
Net Income (loss)	$295	$(2,107)	$(2,501)	$(315)

Denominator
Weighted average common shares Outstanding	2,175,786	2,158,623	2,171,758	2,159,536

Basic earnings (loss) per common share	$0.14	$(0.98)	$(1.15)	$(0.15)

Diluted Earnings Per Common Share:
Numerator
Net Income (loss)	$295	$(2,107)	$(2,501)	$(315)

Denominator
Weighted average common shares Outstanding for basic earnings per Common share	2,175,786	2,158,623	2,171,758	2,159,536

Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Weighted average common shares and dilutive potential common shares outstanding	2,175,786	2,158,623	2,171,758	2,159,536

Diluted earnings (loss) per common share	$0.14	$(0.98)	$(1.15)	$(0.15)

Stock options for 27,506 shares and 27,325 shares of common stock for the three and nine month period ended September 30, 2008 and stock options for 22,724 shares and 21,140 shares of common stock for the three and nine month period ended September 30, 2007 were not considered in computing diluted earnings per common share because they were antidilutive.
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

Note 8 Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is considering filing an application to participate in this program and will weigh the benefits of this option before proceeding.

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
As indicated in the income statement, the net income for the three months ended September 30, 2008 was $295,000 compared to net loss of ($2,107,000) for the same period in 2007. Net interest income in the third quarter of 2008, was $264,000 below net interest income for the same quarter in 2007. This is primarily due to a 14.3% decrease in interest income from declining market rates and an increase in non-performing loans that were put on non-accrual during the first nine months of 2008. Additionally, a decrease in non-interest income and a modest decrease in non-interest expense for the third quarter of 2008 also contributed to the third quarter income. The third quarter 2008 provision for loan losses was down $4.4 million compared to third quarter of 2007. The decrease in provision is due to the banks previously writing down properties to current market conditions. These conditions have negatively impacted borrower capacity to repay their obligations and have led to declining real estate values pertinent to loan collateral. Management feels that the allowance for loan losses, which has increased $2,788,000 from December 31, 2007, adequately covers the identified credit risk at September 30, 2008.
The Corporation had an original $843,200 investment in a DeNovo bank carried as available for sale. At December 31, 2007, the estimated fair value of this investment was $687,600. The prior period losses have been recorded through other comprehensive income in accordance with available for sale security accounting. Late in the first quarter of 2008, the DeNovo bank made information available that indicated its financial losses were beyond normal start up losses and management began to conduct a detailed evaluation. Management has continued to gather more information about the DeNovo bank’s performance and management has concluded that a recovery could no longer be forecasted. Accordingly an other-than-temporary impairment loss of $574,400 was recognized through earnings in the first quarter of 2008. The Corporation recorded another other-than-temporary impairment loss of $35,400 in the second quarter of 2008. The Corporation has recorded the final other-than-temporary impairment loss of $233,400 in the third quarter of 2008. As a result of this action the investment has been fully written off. During the third quarter of 2008, this DeNovo bank was taken-over by the FDIC.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended September 30, 2008, the Corporation’s return on average assets (annualized) was 0.01% compared to (0.34%) for the same period in 2007. For nine months ended September 30, 2008, the Corporation’s return on average assets (annualized) was (0.31%) compared to (0.05%) for the same period in 2007. Net income (loss) per share—basic and diluted was $0.14 in the third quarter of 2008 compared to ($0.98) net income (loss) per share basic and diluted for the same period in 2007. Net income (loss) per share — basic and diluted was ($1.15) for the nine months ended September 30, 2008 compared to ($0.15) net income per share basic and diluted for the same period in 2007.

Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2008 and 2007 are summarized in Table 2. Table 3 summarizes net interest income, average balances and yields on major categories of interest-earning assets and interest-earning liabilities for the three months ended September 30, 2008 and 2007. The effects of changes in average interest rates and average balances are detailed in Table 1 below.
Table 1

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008 COMPARED TO 2007
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000’S OMITTED)	VOL	RATE	TOTAL

Taxable Securities	$(759)	$(35)	$(794)
Tax-Exempt Securities	(127)	(77)	(204)
Federal Funds Sold	58	(153)	(95)

Total Loans	558	(3,761)	(3,203)
Loans Held for Sale	(10)	(6)	(16)

Total Earning Assets	(280)	(4,032)	(4,312)

Interest Bearing Demand Deposits	(60)	(667)	(727)
Savings Deposits	(48)	(261)	(309)
Time CD’s $100,000 and Over	325	(256)	69
Other Time Deposits	(258)	(452)	(710)
Other Borrowings	(134)	(257)	(391)

Total Interest Bearing Liabilities	(175)	(1,893)	(2,068)

Net Interest Income	$($105)	$(2,139)	$(2,244)

Table 1 illustrates the changes in earning asset and interest bearing liability volumes and rates from year to year. The decrease in net interest income was a result of a decrease in yields and rates on loans and interest bearing liabilities. Management worked to counter the decrease in yield on earning assets with reductions in interest bearing liability rates, however the latitude of allowable rate movement on liabilities was less than on assets.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended September 30, 2008 and 2007 are shown in Table 3. Net interest income for the three months ended September 30, 2008 was $4,935,000, a decrease of $269,000, or 5.2%, over the same period in 2007. Net interest margin decreased due to a rapid decrease in interest income which was partially offset by decreases in interest bearing deposits. However, the decrease in interest expense was limited by the maturity of time deposits and their ability to re-price. Management has re-priced deposits to be competitive in the respective markets. Additionally, increases in non-accruing loans, to a total of $16,240,000, have had a negative impact to interest income. Loan pricing continues to be competitive. While management strives to acquire quality credits with favorable pricing, local competition has been driving loan pricing down to marginal levels. As a result, the Banks have opted not to acquire minimally priced loans. Management has also addressed credit quality issues during the past four quarters. This will be discussed further in the “Allowance and Provision for Loan Losses” section.

Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities with a focus on sound credit quality.
As indicated in Table 2, for the nine months ended September 30, 2008, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.38% compared with 3.84% for the same period in 2007. This decrease is a result of declines in interest income which primarily was due to decreases in yields on loans. The decrease in interest income was partially due to an increase in loans placed into non-accrual status. Those decreases outpaced the repricing ability of interest bearing liabilities, due to the large proportion of time deposits.
As indicated in Table 3, for the three months ended September 30, 2008, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.60% compared with 3.66% for the same period in 2007. This decrease is a result of declines in interest income, due to an increase in loans placed into non-accrual status, versus the re-pricing ability of interest bearing liabilities.
Average earning assets decreased 2.3% or approximately $13,050,000 comparing the nine months of 2008 to the same time period in 2007. Loans, the highest yielding component of earning assets, represented 84.8% of earning assets in 2008 compared to 80.9% in 2007. Average interest bearing liabilities decreased 1.8% or $9,035,000 comparing the first nine months of 2008 to the same time period in 2007. Non-interest bearing deposits amounted to 13.4% of average earning assets in the first nine months of 2008 compared with 13.3% in the same time period of 2007. For the third quarter of 2008 compared to 2007, average earning assets decreased 3.3% or $18,716,000. The largest decrease was in the investment securities portfolio, as the funds were used to fund loans and repay borrowings. Loans increased 0.1% or $3,014,000 comparing the third quarter of 2008 to the third quarter of 2007. Loans represented 85.5% of earning assets in 2008 compared to 82.1% in 2007. Average interest bearing liabilities decreased $18,359,000 or 3.8% comparing the third quarter of 2008 to 2007. Non-interest bearing liabilities were 13.9% of average earning assets for the third quarter of 2008 versus 13.4% in the third quarter of 2007.
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

Table 2 Average Balance and Rates

	NINE MONTHS ENDED September 30,
	2008			2007
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$51,484	$1,618	4.20%	$75,448	$2,436	4.32%
State and Political (1)	15,727	650	5.52%	18,434	854	6.20%
Other	7,661	99	1.73%	6,086	75	1.63%

Total Securities	74,872	2,367	4.22%	99,968	3,365	4.50%
Fed Funds Sold	8,056	156	2.59%	6,544	251	5.13%
Loans:
Commercial	369,330	18,124	6.55%	356,794	20,556	7.70%
Tax Free (1)	3,247	162	6.67%	3,659	179	6.55%
Real Estate-Mortgage	38,428	1,851	6.43%	37,340	1,893	6.78%
Consumer	57,901	3,006	6.93%	60,367	3,718	8.23%

Total loans	468,906	23,143	6.59%	458,160	26,346	7.69%
Allowance for Loan Losses	(10,336)			(7,275)
Net Loans	458,570	23,143	6.74%	450,885	26,346	7.81%

Loans Held for Sale	1,189	53	5.95%	1,401	69	6.58%

TOTAL EARNING ASSETS	$553,023	$25,719	6.21%	$566,073	$30,031	7.09%

Cash Due from Banks	15,334			17,181
All Other Assets	47,296			44,361

TOTAL ASSETS	$605,317			$620,340

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing – DDA	$96,623	$1,064	1.47%	$99,850	$1,791	2.40%
Savings Deposits	84,690	574	0.91%	89,413	883	1.32%
Time CD’s $100,000 and Over	145,959	5,199	4.76%	136,922	5,130	5.01%
Other Time CD’s	118,013	3,584	4.06%	125,267	4,294	4.58%

Total Deposits	445,285	10,421	3.13%	451,452	12,098	3.58%
Other Borrowings	34,190	1,301	5.08%	37,058	1,692	6.10%

INTEREST BEARING LIABILITIES	$479,475	$11,722	3.27%	$488,510	$13,790	3.77%

Non-Interest bearing – DDA	73,974			75,106
All Other Liabilities	2,934			4,029
Shareholders’ Equity	48,934			52,695

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$605,317			$620,340

Net Interest Rate Spread			2.95%			3.32%

Net Interest Income /Margin		$13,997	3.38%		$16,241	3.84%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED September 30,
	2008			2007
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000’s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$46,531	$490	4.19%	$71,918	$764	4.21%
State and Political (1)	16,227	244	5.98%	16,464	255	6.15%
Other	7,016	32	1.81%	8,458	25	1.18%

Total Securities	69,774	766	4.37%	96,840	1,044	4.28%
Fed Funds Sold	8,863	42	1.89%	3,201	40	4.97%
Loans:
Commercial	367,472	5,971	6.46%	360,654	6,840	7.52%
Tax Free (1)	3,183	53	6.63%	3,484	58	6.55%
Real Estate-Mortgage	37,522	595	6.31%	39,465	669	6.72%
Consumer	57,818	970	6.67%	59,378	1,230	8.22%

Total loans	465,995	7,589	6.48%	462,981	8,797	7.54%
Allowance for Loan Losses	(12,781)			(8,125)
Net Loans	453,214	7,589	6.66%	454,856	8,797	7.67%

Loans Held for Sale	685	11	6.39%	1,011	17	6.82%

TOTAL EARNING ASSETS	$545,317	$8,408	6.13%	$564,033	$9,898	6.96%

Cash Due from Banks	15,284			17,075
All Other Assets	46,561			45,780

TOTAL ASSETS	$594,381			$618,763

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing – DDA	$96,763	$302	1.24%	$99,379	$602	2.40%
Savings Deposits	87,291	182	0.83%	89,030	307	1.37%
Time CD’s $100,000 and Over	136,918	1,556	4.52%	139,682	1,789	5.08%
Other Time CD’s	115,122	1,069	3.69%	124,739	1,449	4.61%

Total Deposits	436,094	3,109	2.84%	452,830	4,147	3.63%
Other Borrowings	33,064	366	4.40%	34,687	547	6.25%

INTEREST BEARING LIABILITIES	$469,158	$3,475	2.95%	$487,517	$4,694	3.82%

Non-Interest bearing – DDA	75,892			75,648
All Other Liabilities	2,108			3,164
Shareholders’ Equity	47,223			52,434

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$594,381			$618,763

Net Interest Rate Spread			3.19%			3.14%

Net Interest Income /Margin		$4,935	3.60%		$5,204	3.66%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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
The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s methodology in determining the adequacy of the allowance is based on ongoing quarterly assessments and relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, size, and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs and other pertinent factors. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety. At September 30, 2008, the allowance was $11,342,000, or 2.47% of total loans compared to $8,554,000, or 1.81%, at December 31, 2007, reflecting an increase in the allowance $2,778,000 during the first nine months of 2008. Non-performing loan levels, discussed later, increased during the period and net charge-offs increased by $2,172,000 during the third quarter of 2008 compared to $893,000 during the third quarter of 2007. Management believes that the allowance is appropriate given the identified risk in the loan portfolio and based on asset quality.
Table 4 below summarizes loan losses and recoveries for the first nine months of 2008 and 2007. During the first nine months of 2008, the Corporation experienced net charge-offs of $2,840,000 or ..62% of gross loans compared with net charge-offs of $1,499,000 or .32% of gross loans in the first nine months of 2007. The provision for loan losses was $5,628,000 in the first nine months of 2008 and $6,232,000 for the same time period in 2007. During the third quarter of 2008, the provision for loan losses was $736,000 compared to $5,144,000 in the third quarter of 2007. The Corporation continues to provide a substantial amount to the provision for loan losses. Of the provided amount during the third quarter of 2008, $859,819 can directly be attributed to collateral valuation declines of twenty-one particular loans which were reviewed during the third quarter. Management review during the third quarter 2008 concluded that the Banks must provide additional specific reserves for those accounts. A sizeable portion of the 2008 year-to-date provision for loan losses was required for specific reserves calculated for non-performing construction and land development loans and the continuing impact of the decline in the Michigan economy.

Table 4 Analysis of the Allowance for Loan Losses

	Nine Months Ended September 30,
(000’s omitted)	2008	2007

Balance at Beginning of Period	$8,554	$6,692

Charge-Offs:
Commercial, Financial and Agriculture	(2,769)	(1,189)
Real Estate-Mortgage	(230)	(105)
Installment Loans to Individuals	(303)	(409)

Total Charge-Offs	(3,302)	(1,703)
Recoveries:
Commercial, Financial and Agriculture	266	129
Real Estate-Mortgage	0	1
Installment Loans to Individuals	196	74

Total Recoveries	462	204

Net Charge-Offs	(2,840)	(1,499)
Provision for loan losses	5,628	6,232

Balance at End of Period	$11,342	$11,425

Ratio of Net Charge-Offs to Gross Loans	0.62%	0.32%

Non-Interest Income
Non-interest income decreased during the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to the increase in loss on sale of real estate owned, increase in loss on sale of fixed assets, and decreases in service charges on deposits. Overall non-interest income was $4,602,000 for the nine months ended September 30, 2008 compared to $5,863,000 for the same period in 2007. This represents a decrease of 21.5%.
Non-interest income decreased in the third quarter of 2008 when compared to the same period in 2007. The most notable components of this decrease were the decrease in total service charges, decrease in official check commission, decrease in other income, increased loss on the sale of real estate owned, a reduced loss on the sale of fixed assets, decrease in building rental income and decrease in gain on sale of loans into the secondary market. In addition to these items, the bank recognized through equity accounting a third quarter 2008 loss of $239,000, pre-tax, on a DeNovo bank investment. This is an increase of $134,000 over third quarter 2007, as the Corporation held the investment for only one month in the third quarter of 2007. Overall non-interest income was $1,345,000 for the third quarter of 2008 compared to $1,970,000 for the same period in 2007. This was a decrease of 31.7%.
The most significant category of non-interest income is service charges on deposit accounts. These fees were $2,291,000 in the first nine months of 2008, compared to $2,547,000 for the same period of 2007. This represents a decrease of 10.1% from year to year. The decrease was attributable to lower customer usage of the overdraft privilege product, as customers continue to be more economically conscious. Customers also continued to migrate into the free checking products, which reduced related service charges. Debit Card income was up $21,000 year-to-year, remote customer capture charges were up $5,600, ATM Surcharges were down $24,000, Customer Service Fees were down $14,000, and other service charge categories remained relatively flat from year to year. Comparing service charges for the third quarter of 2008 to the third quarter of 2007 yielded a $58,000 decrease. The largest decrease was in NSF charges, which decreased $45,000 or 6.6%. Other service charges had minor decreases when comparing the third quarter of 2008 to the same time period in 2007.
The gain on the sale of mortgage loans originated by the Banks and sold into the secondary market decreased 3.0% to $260,000 for the nine months ended September 30, 2008 compared to $268,000 in the same period in 2007. This decrease was a result of uncertainty in the market. Rates were volatile during the quarter as credit requirements tightened up. The changes in credit requirements began to disqualify borrowers whom may have qualified under different economic conditions. The gain on the sale of mortgages was down 35.4% when comparing the third quarter of 2008 to 2007. This decrease was equal to approximately $23,000.
Trust, investment and financial planning services income decreased slightly by $7,000 or 0.5% in the first nine months of 2008 compared to the same period in the prior year. The decrease was mostly due to a decrease in trust custodial fees. Comparing the third quarter of 2008 to 2007, trust, investment and financial planning services income decreased $13,000 or 2.8%. Total financial planning assets under management at September 30, 2008 were $132,407,000. Total market value of trust assets at September 30, 2008 was $135,895,000.
Other operating income decreased by $990,000 or 61.5% to $619,000 in the first nine months of 2008 compared to $1,609,000 in the same time period in 2007. The largest portion of the decrease is the loss on equity investment. In 2007, the Corporation acquired 24.99% of Valley Capital Bank headquartered in Mesa, Arizona. As a DeNovo bank, Valley Capital Bank was expected to have operating losses during their start-up phase. Accordingly, the Corporation has recognized its pro-rata ownership share of the operating loss. Using the equity method of accounting on this investment, the Corporation has experienced a loss of $696,000, pre-tax, on this startup DeNovo bank, as expected, in the first nine months of 2008. Of this loss, the Corporation has recognized $239,000, pre-tax, during the third quarter of 2008.
Categories of other operating income which had significant declines from year-to-year were: ATM surcharge income, official check commission, miscellaneous other income, loss on sale of fixed assets, loss on sale of real estate owned and building rental income. These decreases totaled $1,250,000 from year-to-year. Building rental income decreased $112,000 year to year due to one time income of a lease buy out in 2007 of $100,000 and the sale of rental property in one of the Banks. The loss on the sale of fixed assets increased comparing year-to-year by $129,000 and the loss on the sale of real estate owned increased $88,000 comparing year-to-year. The increase in these losses had a negative impact to income. Accounts with improvement from year-to-year were debit card income, income from servicing other institutions, loan placement fees and land contract income, totaling $116,000.
When comparing the third quarter of 2008 to the third quarter of 2007, categories of other operating income had notable decreases in official check commission, gain on sale of fixed assets, building rental income, gain on sale of loans into the secondary market, and miscellaneous other income. Official check commission decreased $34,000, gain on sale of fixed assets decreased $11,000, building rental income decreased $22,000 due to the sale of a rental property, gain on sale of loans into the secondary market decreased $24,000. The decrease in miscellaneous other income was due to equity accounting on a DeNovo investment, which totaled $239,000 for the quarter. When comparing the third quarter of 2008 to the third quarter of 2007, losses on the sale of real estate owned increased by $14,000.
Non-Interest Expense
Total non-interest expense increased 2.8% to $16,783,000 in the nine months ended September 30, 2008, compared with $16,330,000 in the same period of 2007. Occupancy expenses, loan and collection expenses and other operating expenses increased year-to-year. The increase was partially offset by a decrease in salaries and benefits and furniture and equipment. The Corporation has also recognized year-to-date other-than-temporary impairment of $843,000 on a DeNovo bank investment. Comparing the third quarter of 2008 to 2007, non-interest expenses had a modest decrease of 0.3% or $18,000.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $8,620,000 in the first nine months of 2008, compared with $9,308,000, or a decrease of 7.4%, for the same time period in 2007. The decrease of about $688,000 was due to staff reduction actions and the elimination of performance bonus payments. Salary and benefit costs also decreased when comparing third quarter 2008 to 2007. The decrease of $185,000 or 6.5% were also a result of reduction through resignation or attrition. As the economy has weakened, management strategically modified staffing levels for efficiency and effectiveness.
Occupancy expenses, at $1,574,000, increased slightly in the nine months ended September 30, 2008 compared to the same period in 2008 by $18,000 or 1.2%. Year-to-date increases in building repairs and maintenance, utilities, property taxes and building depreciation, are partially attributable to the opening of a new office in early 2008. Year-to-date decreases in property insurance and occupancy costs associated with leased facilities largely offset the increases. Occupancy expenses decreased $51,000 or 9.4% when comparing the third quarter of 2008 to 2007. This was due to decreases on building repairs and maintenance, adjusted accruals on property taxes and decreases in leased facilities with the closure of two branch offices.
During the nine months ended September, 30, 2008, furniture and equipment expenses were $1,508,000 compared to $1,591,000 for the same period in 2007, a decrease of 5.2%. The decreases in expenses were a result of declines in depreciation expense as assets reach their useful lives and become fully depreciated, decreases in rental expense with the transfer to an internet based telephone system and decreases in maintenance contracts. Management continues to scrutinize expenses related to service providing vendors, ensuring that necessary services are being performed and to identify opportunities to improve. Furniture and equipment expenses decreased $54,000 or 10.2% when comparing the third quarter of 2008 to the third quarter of 2007. The largest decreases were in furniture and equipment depreciation and in depreciation on the mainframe computer system, which fully depreciated at the end of the second quarter 2008.
Loan and collection expenses, at $718,000, were up $431,000 or 150.2% during first nine months of 2008 compared to the same time period in 2007. The increase was primarily attributable to the valuation adjustment of other real estate owned property, which totaled $145,000. Also, an increase in collection expenses and other loan expense relating to other real estate owned were contributors to the increase. The rise in these expenses was a result of the unfavorable economy in Michigan and the related loan workout activities. As the level of these accounts increase, we anticipate these expenses to be above desired levels until the economic situation begins to become more favorable. When comparing the third quarter of 2008 to 2007, an increase of $62,000 or 55.9% was experienced by the Corporation, again as a result of the unfavorable changes to the Michigan economy.
Advertising expenses of $363,000 in the nine months ended September 30, 2008 decreased 8.3% compared with $396,000 for the same period in 2007. While maintaining market presence, the Corporation was able to reduce advertising expense. The Corporation continues to remain focused on targeted advertising in all of its markets in an attempt to achieve continued growth. Advertising expenses decreased $11,000 or 8.8% when comparing the third quarter of 2008 to the third quarter of 2007.
In the third quarter of 2008, the Corporation recorded a $233,000 charge to other non-interest expense due to the other-than-temporary impairment of a DeNovo bank investment as of September 30, 2008. Year-to-date, the Corporation has recorded an $843,200 charge to other non-interest expense and has now fully written off this investment. This action was taken as a result of notification received of the cessation of operations of this institution.
Other operating expenses were $3,157,000 in the nine months ended September 30, 2008 compared to $3,192,000 in the same time period in 2007, a decrease of $35,000 or 1.1%. Reduced expenses of telephone and communication, postage, audit fee expenses, director compensation, business development expense, conference and education, customer service expense and losses on overdraft privilege were largely offset by increases in other categories. Expenses that had notable increases were legal expense, FDIC assessment expense, and a miscellaneous loss, of approximately $51,000, on the buy back of a mortgage. Other operating expenses had a decrease of $12,000 or 1.1% when comparing the third quarter of 2008 to 2007. The Corporation had a federal income tax benefit totaling $71,000 during the quarter. This benefit arose as a result of the recognition of the other-than-temporary impairment on the DeNovo bank, which allowed for a tax benefit of $79,000.
Financial Condition
Proper management of the volume and composition of the Corporation’s earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. The Corporation’s securities portfolio is structured to provide a source of liquidity through maturities and to generate an income stream with relatively low levels of principal risk. The Corporation does not engage in securities trading. Loans comprise the largest component of earning assets and are the Corporation’s highest yielding assets. Customer deposits are the primary source of funding for earning assets while short-term debt and other sources of funds are also utilized when market conditions and liquidity needs change.
The Corporation’s total assets were $587 million at September 30, 2008 compared to total assets of $628 million at December 31, 2007. The decrease in total assets was due to a reduction in the security portfolio of $17.5 million, a loan portfolio decrease of $12.6 million and the reduction of federal funds sold of $1.7 million since December 31, 2007. Loans comprised 78.1% of total assets at September 30, 2008 compared to 75.1% at December 31, 2007. Loans decreased $6.1 million during the third quarter of 2008. During the third quarter of 2008, other assets increased $5,338,000. This increase was partially due to the transfer of $6,520,000 of loans into other real estate owned. On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 14.5% at September 30, 2008 and 13.8% at December 31, 2007. Interest bearing deposit liabilities totaled $434.3 million at September 30, 2008 compared to $468.4 million at December 31, 2007. Total deposits decreased $35.4 million with non-interest bearing demand deposits decreasing $1,281,000 and interest bearing deposits decreasing $34,098,000. Short-term borrowings increased $1,726,000 due to the decrease in deposits, comparing the two periods. FHLB advances increased $3,977,000 comparing the two periods. Repurchase agreement balances decreased comparing the two periods. Repurchase agreements are instruments with deposit type characteristics, which are secured by government securities.
Bank premises and equipment decreased $1,095,000 to $19.0 million at September 30, 2008 compared to $20.1 million at December 31, 2007. The decrease was due to the sale of a bank owned rental property during the first quarter of 2008, the disposal of check processing equipment in the second quarter of 2008 and continued standard depreciation of bank premises and equipment.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure. Table 5 reflects the levels of these assets at September 30, 2008 and December 31, 2007.
Non-performing assets increased substantially from December 31, 2007 to September 30, 2008. The increase of $12,678,000 was primarily due to increases in loans past due 90 days or more and still accruing, non-accrual loans and an increase in other real estate. Loans past due 90 days or more and still accruing increased $3,822,000 and non-accrual loans increased $3,184,000. The REO-in-Redemption balance of $888,000 is comprised of one commercial property and eleven residential properties at September 30, 2008. Marketability of these properties is dependent on the local real estate market. Renegotiated loans increased $2,571,000 from December 31, 2007 to a total of $3,002,000 at September 30, 2008. Additionally, $6,917,000 of loans have transferred into other real estate since December 31, 2007. Of these loans transferred into other real estate, the Corporation has recognized $159,000 in additional negative valuation adjustments on these properties and has sold $2,782,000 of these properties.

The level and composition of non-performing assets is affected by economic conditions in the Corporation’s local markets. Non-performing assets, charge-offs, and provisions for loan losses tend to decline in a strong economy and increase in a weak economy, potentially impacting the Corporation’s operating results. In addition to non-performing loans, management carefully monitors other credits that are current in terms of principal and interest payments but, in management’s opinion, may deteriorate in quality if economic conditions change. As of September 30, 2008, 64.0% of non-accrual loans were land development loans. The remaining 36.0% of non-accrual loans are varied in their purpose and include manufacturers, individuals and other businesses. Of the non-performing loans, seven loans with principal balances totaling $560,000 were placed on a non-accrual status during the third quarter. This resulted in a third quarter 2008 loss of interest income of $18,700 and a year-to-date 2008 loss of interest income of $498,750.
Certain portions of the Corporation’s non-performing loans included in Table 5 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or lower are also measured for impairment. Impairment risk is believed to be adequately covered by the allowance for loan losses.
The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Interest accrued but not collected is reversed against income for the current quarter, when the loan is placed in non-accrual status.
Table 5 Non-Performing Assets and Past Due Loans

	September 30,	December 31,
	2008	2007

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$3,876	$54
Non-Accrual Loans	16,240	13,056
Renegotiated Loans	3,002	431

Total Non-Performing Loans	23,118	13,541

Other Non-Performing Assets:
Other Real Estate	5,978	2,003
REO in Redemption	888	1,829
Other Non-Performing Assets	222	155

Total Other Non-Performing Assets	7,088	3,987

Total Non-Performing Assets	$30,206	$17,528

Non-Performing Loans as a % of Total Loans	5.02%	2.86%
Allowance for Loan Losses as a % of Non-Performing Loans	49.06%	63.18%
Accruing Loans Past Due 90 Days or More to Total Loans	0.84%	0.01%
Non-performing Assets as a % of Total Assets	5.14%	2.79%
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, fed discount window, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2008. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $17.5 million since December 31, 2007 due to the calls and maturities of securities and pay downs of Mortgage Backed Securities (MBS) and the recording of other-than-temporary impairment of a security. The Corporation has decided to invest the excess funds, from the call of these securities, in the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold at a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
The Corporation’s consolidated securities portfolio is managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. Securities fair market value has decreased $636,000 from June 30, 2008. The total securities portfolio decreased $17,457,000 from December 31, 2007. The decline from December 31, 2007 to September 30, 2008 was partially due to calls on securities totaling approximately $12,662,000, of which $7,817,000 was reinvested in securities. An additional $843,200 decrease was due to the other-than-temporary impairment write off of an investment of a DeNovo bank. Management believes that the decline in fair market value was attributable to interest rate factors, general market risk re-pricing, and lack of liquidity in the capital markets versus underlying collateral or credit quality issues of a particular investment. As such, we do not believe any remaining individual unrealized losses as of September 30, 2008 represent other-than-temporary impairment, as no holdings have been downgraded below investment grade by any of the rating agencies. We have no knowledge that any of our direct investments consists of sub prime loans. We continue to review the cash flow projections on all of our mortgage backed securities. Based on this analysis and our review, these instruments have cash flows sufficient to cover any scheduled principal and interest payments. The Corporation has both the intent and the ability to hold each of the securities for the time necessary to recover its amortized cost.
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
The Corporation had cash flows from financing activities resulting primarily from the decrease of demand and savings deposits. In the first nine months of 2008, these deposits decreased $35,379,000. Cash provided by investing activities was $17,900,000 in first nine months of 2008 compared to cash used of $6,764,000 in first nine months of 2007. The change in investing activities was due to the calls on available for sale securities totaling $12,662,000, the maturity of $7,441,000 of available for sale securities and sales of available for sale securities of $1,999,000. Held to maturity securities also had maturities of $1,332,000. Proceeds from maturities and calls of securities, were partially reinvested in available for sale securities of $7,067,000 and held to maturity securities of $750,000. A portion of the remaining difference was used to offset declines in deposit balances.

Capital Management
Total shareholders’ equity decreased 6.7% to $46,201,000 at September 30, 2008 compared with $49,496,000 at December 31, 2007. The Corporation’s equity to asset ratio was 7.87% at September 30, 2008 and 7.88% at December 31, 2007. The decrease of the ratio was due to a greater decline in shareholder equity than the decline in assets.
As indicated on the balance sheet at December 31, 2007, the Corporation had an accumulated other comprehensive loss of $470,000 compared to accumulated other comprehensive loss at September 30, 2008 of $1,524,000. The increase in the loss position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.
The Corporation has indefinitely suspended payment of dividends until the financial performance of the Corporation improves.
Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity), less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at September 30, 2008 and at December 31, 2007, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.
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

Table 6

	Capital Ratios
		Fentura Financial, Inc.
	Regulatory Minimum	September 30	December 31,	September 30,
	For “Well Capitalized”	2008	2007	2007
Total Capital to risk
Weighted assets	10%	11.66%	11.60%	11.77%
Tier 1 Capital to risk
Weighted assets	6%	10.41%	10.40%	10.53%
Tier 1 Capital to average
Assets	5%	9.12%	9.00%	8.38%
The discussion in Note 8 to the financial statements is also incorporated herein by reference.
Off Balance Sheet Arrangements
At September 30, 2008, the Banks had outstanding standby letters of credit of $6.0 million and unfunded loan commitments outstanding of $85.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 54 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first nine months of 2008, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2008 compared to 2007.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2008, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7 GAP Analysis – September 30, 2008

	Within	Three	One to	After
	Three	Months to	Five	Five
(000’s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$5,600	$0	$0	$0	$5,600
Securities	27,811	18,421	12,864	3,924	63,020
Loans	83,723	87,665	225,862	61,553	458,803
Loans Held for Sale	1,461	0	0	0	1,461
FHLB Stock	2,032	0	0	0	2,032

Total Earning Assets	$120,627	$106,086	$238,726	$65,477	$530,916

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$97,673	$0	$0	$0	$97,673
Savings Deposits	85,474	0	0	0	85,474
Time Deposits Less than $100,000	27,314	50,980	36,304	130	114,728
Time Deposits Greater than $100,000	24,711	30,816	80,855	0	136,382
Short term borrowings	2,375	0	0	0	2,375
Other Borrowings	2,000	1,026	11,091	890	15,007
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$253,547	$82,822	$128,250	$1,020	$465,639

Interest Rate Sensitivity GAP	$(132,920)	$23,264	$110,476	$64,457	$65,277
Cumulative Interest Rate Sensitivity GAP	$(132,920)	$(109,656)	$820	$65,277
Interest Rate Sensitivity GAP	(0.48)	1.28	1.86	64.19
Cumulative Interest Rate Sensitivity GAP Ratio	(0.48)	0.81	2.67	66.86
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
Net interest margin decreased when the first nine months of 2008 is compared to the same period in 2007. This occurred as interest bearing deposits re-priced at the same time but not at the same volume as the asset portfolios, resulting in a decrease in net interest margin. The decrease was further compounded as the Banks experienced an increase in loans placed into non-accrual status. This negatively impacted loan rates. The decrease in asset rates was larger and more rapid than management’s ability to re-price deposits downward, due contractual limitations and due to some of the liabilities already offering low rates. Management anticipates rates to remain steady for the duration of the year and anticipates rates to remain steady into 2009. The opportunity to re-price a portion of term deposits to more favorable rates as they mature in 2008 will continue to exist.
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

ITEM 4T CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.
(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings. - None

Item 1A.	Risk Factors – With this exception of those risks described below, there have been no material changes in the risk factors applicable to the Corporation from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

If economic conditions deteriorate in our primary market, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans weakens and the value of the collateral securing loan decreases.

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
Item 6. Exhibits.
     (a) Exhibits

10.1	Severance Compensation Agreement with Donald L. Grill. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.2	Severance Compensation Agreement with Ronald L. Justice. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.3	Severance Compensation Agreement with Dennis E. Leyder. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.4	Severance Compensation Agreement with Douglas J. Kelley. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.5	Severance Compensation Agreement with Holly J. Pingatore. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Fentura Financial Inc.

Dated: November 12, 2008	/s/Donald L. Grill
Donald L. Grill
President & CEO

Dated: November 12, 2008	/s/Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
10.1	Severance Compensation Agreement with Donald L. Grill. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.2	Severance Compensation Agreement with Ronald L. Justice. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.3	Severance Compensation Agreement with Dennis E. Leyder. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.4	Severance Compensation Agreement with Douglas J. Kelley. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.5	Severance Compensation Agreement with Holly J. Pingatore. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.