Form 10-K
period 2008-12-31
FENTURA FINANCIAL INC
filed 2009-03-23
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2008

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
Registrant’s telephone number, including area code (810) 750-8725
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Aggregate Market Value as of June 30, 2008: $25,014,617
State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 2,186,438 shares of Common Stock as of March 2, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Fentura Financial, Inc. Proxy Statement for its annual meeting of shareholders to be held April 28, 2009 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Financial, Inc.
2008 Annual Report on Form 10-K

PART I
ITEM 1. DESCRIPTION OF BUSINESS
The Company
     Fentura Financial, Inc. (the “Corporation” or “Fentura”) is a bank holding company headquartered in Fenton, Michigan that owns three subsidiary banks (see “The Banks” below). All information in this Item 1 is as of December 31, 2008. The Corporation’s subsidiary banks operate 16 community banking offices offering a full range of banking services principally to individuals, small businesses, and government entities throughout mid-Michigan and western Michigan. At the close of business on December 31, 2008, the Corporation had assets of $579 million, deposits of $510 million, and shareholders’ equity of $36 million. Trust assets under management totaled $115 million.
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
     The Corporation’s principal executive offices are located at 175 North Leroy, Fenton, Michigan 48430-0725, and its telephone number is (810) 750-8725.
The Banks
     TSB’s original predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name “The Commercial Savings Bank of Fenton.” In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank. For over 100 years, TSB has been engaged in the general banking business in the Fenton, Michigan area. TSB is headquartered in Fenton and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2008, TSB operated four offices and an operations center in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, two offices in the Township of Grand Blanc, Michigan, and one office in Brighton, Michigan. Its main office is located in downtown Fenton.
     DSB commenced operations on March 13, 2000, and is engaged in the general banking business in the Davison, Michigan area. DSB is headquartered in Davison and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2008, DSB operated two offices in the City of Davison, Michigan.
     Fentura acquired West Michigan Community Bank on March 15, 2004. WMCB is engaged in the general banking business in Hudsonville, Michigan, and other portions of Ottawa County and western Kent County, Michigan. WMCB is headquartered in Hudsonville and considers its primary service areas to be portions of Kent and Ottawa counties. As of December 31, 2008, WMCB operated two offices in the City of Hudsonville, Michigan, one office in the City of Jenison, Michigan, and two offices in the City of Holland, Michigan.
     All of the Banks are community-oriented providers of financial services engaged in the business of general commercial banking. Their activities include investing in state and federal securities, accepting demand deposits, savings and other time deposits, extending retail, commercial, consumer and real estate loans to individuals and businesses, providing safe deposit boxes, transmitting funds and providing other services generally associated with full service commercial banking. Lending is focused on individuals and small businesses in the local markets served by the Banks. In addition, TSB and WMCB operate trust departments offering a full range of fiduciary services.

     All three banks are state banks, chartered under the Michigan Banking Code. None are members of the Federal Reserve, but the deposits of each are insured by the Federal Deposit Insurance Corporation (the “FDIC”). See “Supervision and Regulation” below.
     As of December 31, 2008, TSB employed 112 full time personnel, including 39 officers, and an additional 41 part time employees; DSB employed 10 full time personnel, including 2 officers, and an additional 6 part time employees; WMCB employed 40 full time personnel, including 13 officers, and an additional 8 part time employees. All Banks consider their employee relations to be excellent.
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
Supervision and Regulation
     The following is a summary of certain statutes and regulations affecting the Company and the Banks. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Corporation, the Banks and the business of the Corporation and the Banks.
General
     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Banks can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Regulation (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Banks, and the public, rather than shareholders of the Banks or the Corporation.
     Federal law and regulations establish supervisory standards applicable to the lending activities of the Banks, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.
     The Corporation’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provided for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets.

     On February 7, 2009, a Bank in the Corporation was presented with a Consent Order from the Federal Deposit Insurance Corporation (FDIC). This Consent Order outlined items which were deemed to require managements prompt attention and correction. Bank management reviewed the Consent Order and after discussions signed the Consent Order agreeing to work through its covenants. This Consent Order is effective March 1, 2009.
The Company
     General. The Corporation, as the sole shareholder of the Banks, is a bank holding company and is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.
     In accordance with Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Corporation might not do so absent such policy. In addition, if the Commissioner deems a bank’s capital to be impaired, the Commissioner may require the bank to restore its capital by a special assessment upon the Corporation as the Bank’s sole shareholder. If the Corporation were to fail to pay any such assessment, the directors of the bank would be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.
     Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve Board may allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.
     The merger or consolidation of an existing bank subsidiary of the Corporation with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases, an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.
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
     Those expanded activities include any activity which the Federal Reserve (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. The Corporation has not elected to be treated as a financial holding company.
     The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies.
     Federal legislation also prohibits the acquisition of control of a bank holding company, such as the Corporation, by a person or a group of persons acting in concert, without prior notice to the Federal Reserve. Control is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank holding company.
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
     Dividends. The bank holding company is a corporation separate and distinct from the Banks. Most of the Corporation’s revenues are received by it in the form of dividends paid by the Banks. Thus, the Corporation’s ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Banks’ ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Banks are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Corporation for an insured bank which fails to meet specified capital levels.
     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Corporation, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution.

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
     Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. Deposit accounts are generally insured u to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2009. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that created a new system of risk-based assessments. Under the new regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except institutions with $1 billion or more in assets and any institutions that become insured on or after January 1, 2007 will have their assessment base determined using average daily balances of insured deposits. In late 2008, the FDIC increased insurance coverage to $250,000 per depositor, per insured bank. This coverage applies to all depositors of an insured bank.
As of September 30, 2008, the reserve ratio of the deposit insurance fund fell to 0.76%. On October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC extended this time to seven years) and proposed rules increasing the assessment rate for deposit insurance and making adjustments to the assessment system. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment will range between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 12 and 14 basis points and the lowest rated institutions, those in Risk Category IV, will pay premiums of 50 basis points. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. Beginning April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate will be between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate will be 45 basis points. The final rule modifies the means to determine a Risk Category I institution’s initial base assessment rate. It also provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate will be between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate will be between 40 and 77.5 basis points.

     On February 27, 2009, the FDIC also adopted an interim rule, with a request for comments that imposes an emergency special assessment equal to 20 basis points of an institution’s assessment base on June 30, 2009, which will be collected on September 30, 2009. This interim rule also provides for possible additional special assessments of up to 10 basis points at the end of any calendar quarter whenever the FDIC estimates that the deposit insurance fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative.
     On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on December 31, 2009. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.
     Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Banks did not opt out of the Transaction Account Guarantee portion of the TLGP. The Company and the Banks did not opt out of the Debt Guarantee program.
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
     As of December 31, 2008, each of the Banks’ ratios exceeded minimum requirements for the well capitalized category. On February 7, 2009, West Michigan Community Bank was presented with a Consent Order from the Federal Deposit Insurance Corporation (FDIC). This Consent Order outlined items which were deemed to require prompt attention and correction. Bank directors and management reviewed the Consent Order and after discussions signed the Consent Order agreeing to work through its covenants. This Consent Order is effective March 1, 2009.
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
     Insider Transactions. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Corporation or its subsidiaries, on investments in the stock or other securities of the Corporation or its subsidiaries and the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal shareholders of the Corporation, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal shareholder of the Corporation may obtain credit from banks with which the Banks maintain a correspondent relationship.

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
     Consumer Protection Laws. The Banks’ businesses include making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated there under, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated there under, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Banks are subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks and its directors and officers.
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

Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Banks, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.3 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.3 million up to and including $44.4 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $44.4 million, a reserve requirement of $1.023 million plus 10% of that portion of the total transaction accounts greater than $44.4 million.
The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.
ITEM 1A. Risk Factors.
     You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.
     If economic conditions deteriorate in our primary market, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans weakens and the value of the collateral securing loans decreases.
          Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, change in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of federal government and other significant external events. Decreases in real estate values could potentially adversely affect the value of property used as collateral for our mortgage loans. In the event that we are required to foreclose on a property securing a mortgage loan, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect of the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.
     Continuation of current economic conditions will adversely affect the Corporation’s loan portfolio.
     The Corporation’s success depends to a great extent upon general economic conditions. The Corporation has in general experienced a slowing economy in Michigan since 2001. Unlike larger banks that are more geographically diversified, the Corporation provides banking services to customers primarily in mid-Michigan and, with the March 2004 acquisition of West Michigan Community Bank, in West Michigan. The Corporation’s loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans are impacted by local economic conditions.
     The continuation of the current economic conditions will have many adverse consequences, including the following:
•	Loan delinquencies will increase;

•	Problem assets and foreclosures will increase;

•	Demand for the Corporation’s products and services will decline; and

•	Collateral for the Corporation’s loans will decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.
In addition to local economic conditions in Michigan, the Corporation’s success will also depend in part upon the state of the national economy. The continued downturn in the local or national economy will impact the Corporation’s operations. In addition, the effect of possible future terrorist attacks or war on the Corporation or the local or national economy cannot be known or predicted.
     The Corporation may need additional capital in the future and adequate financing may not be available to it on acceptable terms, or at all.
     We suffered a loss in excess of $12 million during 2008 and as a result, saw our shareholders’ equity decline from $49 million to $36 million. There can be no assurance that we will not suffer additional losses. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from deteriorating economic conditions, declines in real estate values and other factors. Our ability to raise additional capital will depend on conditions in the capital markets, our financial performance, economic conditions and a number of other factors, many of which are outside our control. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and future performance prospects.
     The Corporation has credit risk inherent in its asset portfolio, and its allowance for loan losses may not be sufficient to cover actual loan losses.
     The Banks’ loan customers may not repay their loans according to their respective terms, and any collateral securing the payment of these loans may be insufficient to assure repayment. As a result, the Banks may experience significant credit losses which could have a material adverse effect on the Corporation’s operating results.
     To offset this risk, the Corporation makes various assumptions and judgments about the collectability of the loan portfolios of the Banks, including the creditworthiness of borrowers and the value of the real estate and other assets that may serve as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Corporation relies on its experience and its evaluation of current economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover any loan losses inherent in its loan portfolio and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Material additions to the allowance would materially decrease net income.
     The allowance for loan losses is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or precision of the specific amounts. The Corporation does not view the allowance for loan losses as being divisible among the various categories of loans. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified. In addition, federal and state regulators periodically review the Corporation’s allowance for loan losses and may require it to increase the provision for loan losses or recognize additional loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition of the Corporation.

     The Corporation has credit risk inherent in its securities portfolio.
     The Corporation maintains diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, and mortgage-backed securities. The Corporation may also invest in capital securities, which include preferred stocks and trust preferred securities. At December 31, 2008, the Corporation owned (stated at fair value) approximately $2.6 million of common stock in other entities, which primarily represents its minority investments in four Michigan banks and a 24.99% investment in an Arizona bank.
     The Corporation seeks to limit credit losses in its securities portfolios by generally purchasing only highly rated securities (rated “A” or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, the Corporation may, in the future, experience losses in its securities portfolio which may be other than temporary in nature and result in charges that could materially adversely affect its results of operations.
     The Corporation’s mortgage-banking revenues are susceptible to substantial variations dependent largely upon factors that the Corporation does not control, such as market interest rates.
     The Corporation’s mortgage-banking revenues are earned in the form of gains on the sale of real estate mortgage loans. The amount of gains realized by the Corporation primarily depends on the volume of loans the Corporation sells, which depends on the Corporation’s ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of its established interest-rate risk parameters. Net gains on real estate mortgage loans are also dependent upon economic and competitive factors, which are largely outside of the Corporation’s control, as well as the Corporation’s ability to effectively manage exposure to changes in interest rates and can often be a volatile part of its overall revenues.
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
     The Corporation is unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in the following:
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

     The Corporation’s operations may be adversely affected if the Corporation is unable to secure adequate funding. The Corporation’s use of wholesale funding sources exposes it to liquidity risk and potential earnings volatility.
     The Corporation relies on wholesale funding to a modest extent, including its revolving credit facility, Federal Home Loan Bank borrowings, and brokered deposits, to augment its core deposits to fund its business. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in the Corporation’s commercial and consumer finance operations. The continued availability to the Corporation of these funding sources is uncertain, and it may be difficult to retain or replace brokered deposits at attractive rates as they mature. The Corporation’s liquidity will be constrained if it is unable to renew its wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. The Corporation may not have sufficient liquidity to continue to fund new loans, and the Corporation may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.
     The Corporation relies heavily on its management team, and the unexpected loss of key managers may adversely affect its operations.
     The Corporation’s success to date has been influenced strongly by its ability to attract and to retain senior management experienced in banking and financial services. The ability to retain executive officers and the current management teams of each of its lines of business will continue to be important to successful implementation of its strategies. The Corporation does not have employment or non-compete agreements with any of these key employees, except that the Corporation entered into non-compete agreements with each of the directors of West Michigan Financial Corp. in connection with the Corporation’s acquisition of West Michigan Financial Corp. and its subsidiaries (including West Michigan Community Bank). The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Corporation’s business and financial results.
     Competition with other financial institutions could adversely affect the Corporation’s profitability.
     The Corporation faces vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, mortgage banking companies, credit unions, and other financial organizations. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems, and a wider array of banking services. To a limited extent, the Corporation also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, and insurance companies, which are not subject to the same degree of regulation as that imposed on the Banks. As a result, these non-bank competitors may have an advantage over the Corporation in providing certain services, and this competition may reduce or limit the Corporation’s margins on banking services, reduce its market share, and adversely affect its results of operations and financial condition.
     Our securities portfolio may be negatively impacted by fluctuations in market value.
     Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and lower investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at lease a quarterly basis. If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.

     The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.
     The Corporation is subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on it and its Banks and their operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect its powers, authority, and operations, which could increase its costs of doing business and, as a result, give an advantage to its competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on the Corporation’s results of operations and financial condition. The effect of this regulation can be significant and cannot be predicted with a high degree of certainty.
     The Corporation may face challenges in managing its operational risks.
     Like other financial services companies, the Corporation faces a number of operational risks, including the potential for processing errors, internal or external fraud, failure of computer systems, and external events beyond its control such as natural disasters. Acts of fraud are difficult to detect and deter, and the Corporation cannot assure investors that its risk management procedures and controls will prevent losses from fraudulent activity.
There is only a limited trading market for the Corporation’s common stock.
     The Corporation’s common stock is reported on the OTC Bulletin Board under the symbol “FETM.” The development and maintenance of an active trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is beyond the Corporation’s control or the control of any market maker. Although the Corporation is publicly traded and files reports with the SEC, the volume of trading activity in its stock is relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue.
ITEM 1B. Unresolved Staff Comments.
     Not applicable.

ITEM 2. PROPERTIES
     The Corporation’s executive offices are located at 175 North Leroy Street, Fenton, Michigan, which is also the main office of The State Bank. The State Bank also has the following community offices (all of which are in Michigan):
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
     The Corporation owns the headquarters of each of its three Banks and many of the other bank offices (as noted above). The balance of the bank offices are leased from third parties. All properties have maintenance contracts and are maintained in good condition.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, the Corporation and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2008, there were no legal proceedings which management anticipates would have a material adverse effect on the Corporation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of 2008 to a vote of security holders through the solicitation of proxies or otherwise.

ADDITIONAL ITEM — EXECUTIVE OFFICERS OF REGISTRANT
     The following information concerning executive officers of the Corporation has been omitted from the Registrant’s proxy statement pursuant to Instruction 3 to Regulation S-K, Item 401(b).
     Officers of the Corporation are appointed annually by the Board of Directors of the Corporation and serve at the pleasure of the Board of Directors. Certain of the officers named below are appointed annually by the Board of Directors of one or the other of the Banks and serve at the pleasure of the Board of the Bank that appointed them. The Bank officers are included in the listing of executive officers of the Corporation because of the nature of the office they hold. Information concerning these executive officers is given below:
     Donald L. Grill (age 61) serves as President and Chief Executive Officer of the Corporation and Chief Executive Officer of The State Bank since 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank — Frankenmuth.
     Ronald L. Justice (age 44) is the CEO and President of West Michigan Community Bank and Senior Vice President of the Corporation. Prior to holding these positions, he served as the CEO and President of Davison State Bank, Secretary of the Corporation and CFO of the Corporation and its subsidiary Banks. Prior to that, Mr. Justice held other positions with The State Bank.
     Dennis E. Leyder (age 55) was appointed Senior Vice President of the Corporation on December 1, 2004 and was promoted to President and Chief Operating Officer of The State Bank in December 2006. In his new capacity at The State Bank, he is responsible for all retail banking, marketing, trust and investment management. Mr. Leyder has over 25 years of banking experience, all in Genesee County.
     Holly J Pingatore (age 51) is the CEO and President of Davison State Bank and a Senior Vice President of the Corporation. Prior holding this position, she was a Senior Vice President of The State Bank. Prior to joining The State Bank in 1999, Ms. Pingatore served in various capacities at a large Michigan based regional bank.
     Douglas J. Kelley (age 39) was appointed Chief Financial Officer of the Corporation in 2003 and was appointed Senior Vice President of the Corporation on December 1, 2004. Mr. Kelley also serves as Secretary of the Corporation. Prior to being named Chief Financial Officer, he served as Controller and CFO of The State Bank and Davison State Bank. Prior to joining the Banks, Mr. Kelley was an Assistant Vice President and Accounting Officer with Citizens Bank. Mr. Kelley has over 18 years of banking experience.
     Daniel J. Wollschlager (age 58) is the Chief Lending Officer of The State Bank and Davison State Bank as well as a Senior Vice President of The State Bank. Prior to holding these positions, he was a community bank President and CEO.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The market, dividend, and holders of record information required by this item appears under the caption “Fentura Financial, Inc. Common Stock” and Table 16 on pages 57 and 58 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of the Company’s 2008 Rule 14a-3 annual report, and is incorporated herein by reference. The performance graph is incorporated by reference from page 58 of the Company’s 2008 Rule 14a-3 annual report. Please refer to the caption “Dividends” under “Item 1. Description of Business” of this Form 10-K for a discussion of regulations which affect our ability to pay dividends.
     The following table summarizes the repurchase activity of the Corporation’s common stock during the quarter ended December 31, 2008:

	Total		Total Number of	Maximum Number of
	Number of	Average	Purchased as	Shares that May Yet
	Share	Price Paid	Publicly Announced	be Purchased Under
	Purchased	per Share	Plans or Programs	the Program
October 1-October 31	0	$0.00	0	0
November 1-November 30	0	$0.00	0	0
December 1-December 31	0	$0.00	0	0
Total	0	$0.00	0	0
     The Company does not currently have a repurchase program in place.

ITEM 6.	SELECTED FINANCIAL DATA
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — SELECTED FINANCIAL DATA”, appearing in Table 1 on page 37 of the Company’s 2008 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 37 through 58 of the Company’s 2008 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required by this item appears under the headings “Liquidity and Interest Rate Risk Management” on page 53, “Quantitative and Qualitative Disclosure About Market Risk” on page 54 and “Interest Rate Sensitivity Management” on pages 55 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2008 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of the Company including the notes thereto and Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm, appear on pages 1 through 36 of the Financial Statements portion of the Corporation’s 2008 Rule 14a-3 annual report, and are incorporated herein by reference. The supplementary data is not required for smaller reporting companies.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

ITEM 9A(T)	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-K Annual Report was being prepared.
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
Fentura Financial Inc.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective, based on those criteria.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2008, that materially affected, or is reasonably likely to affect, the Corporation’s internal control over financial reporting.
This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

ITEM 9B	OTHER INFORMATION
     None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The Corporation’s executive officers are identified under “Additional Item” in Part I of this Report on Form 10-K. The other information required by this item appears under the captions “2009 Election of Directors,” “The Corporation’s Board of Directors,” “Code of Ethics,” “Committees of the Corporation Board,” and “Compliance with Section 16 Reporting” on pages 3, 4, 5, 6, 7, 8, 9, 10 and 21, respectively, of the Corporation’s 2009 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
     The Board of Directors of the Corporation has determined that Kenneth R. Elston, a director and member of the Audit Committee, qualifies as an “Audit Committee financial expert” as defined in rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002 and is independent pursuant to NASDAQ listing standards.
     The Board of Directors of the Corporation has adopted a Code of Ethics, which details principles and responsibilities governing ethical conduct for all Corporation directors and executive officers. The Code of Ethics is filed as an Exhibit to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this item appears under the captions “Director Compensation,” “Report of Compensation/ESOP Committee,” “Executive Compensation,” “Payments upon Termination/Change in Control” and “Compensation/ESOP Committee Interlocks,” on pages 9 through 21 of the Company’s 2009 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item appears under the caption “Stock Ownership of Directors, Executive Officers and Certain Major Shareholders” on pages 5 and 6 of the Corporation’s 2009 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
     Securities Authorized for Issuance Under Equity Compensation Plans. The Corporation had the following equity compensation plans at December 31, 2008:

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected
	of outstanding options	outstanding options	in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders	26,597	$29.85	120,400

Equity compensation plans not approved by security holders	0	0	0

Total	26,597	$29.85	120,400

     These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item appears under the captions “Independence of Directors and Attendance at Meetings” and “Other Information — Transactions with Certain Interested Parties” on pages 7 and 21 respectively, of the Company’s 2009 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item appears under the caption “Relationship with Independent Public Accountants” on pages 20 and 21 of the Company’s 2009 Notice of Annual Shareholders Meeting and Proxy Statement and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements:

The following consolidated financial statements of the Corporation and Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm, are incorporated by reference under Item 8 “Financial Statements and Supplementary Data” of this document:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial statements
Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

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

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 18, 2009.

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

Signature	Capacity	Date

/s/Forrest A. Shook Forrest A. Shook	Chairman of the Board Director	March 18, 2009

/s/Donald L. Grill Donald L. Grill	Director	March 18, 2009

/s/Kenneth R. Elston Kenneth R. Elston	Director	March 18, 2009

/s/J. David Karr J. David Karr	Director	March 18, 2009

/s/Thomas P. McKenney Thomas P. McKenney	Director	March 18, 2009

/s/Thomas L. Miller Thomas L. Miller	Director	March 18, 2009

/s/Brian P. Petty Brian P. Petty	Director	March 18, 2009

/s/Douglas W. Rotman Douglas W. Rotman	Director	March 18, 2009

/s/Ian W. Schonsheck Ian W. Schonsheck	Director	March 18, 2009

/s/Sheryl E. Stephens Sheryl E. Stephens	Director	March 18, 2009

FENTURA FINANCIAL, INC.
2008 Annual Report on Form 10-K
EXHIBIT INDEX

Exhibit
No.	Exhibit

3(i)	Articles of Incorporation of Fentura Financial, Inc. (Filed herewith).

3(ii)	Bylaws of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550).

4.1	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 — Registration No. 333-75194).

10.1	Supplemental Executive Retirement Agreement with Donald Grill dated March 16, 2007 (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.2	Supplemental Executive Retirement Agreement with Daniel Wollschlager dated October 24, 2008 (Incorporated by reference from Current Report filed on Form 8-K on October 29, 2008).

10.3	Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.4	Form of Non Employee Stock Option Plan Agreement (Incorporated by reference to Form 10-Q SB filed on May 2, 1996)

10.5	Retainer Stock Option Plan for Directors (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.6	Employee Stock Option Plan (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.7	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.8	Stock Purchase Plan between The State Bank and Donald E. Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated November 17, 1996 (Incorporated by reference to Exhibit 10.19 to the Form 10-K SB filed March 20, 1997).

10.9	Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 Form S-8 filed on August 10, 2004).

10.10	Severance Compensation Agreement between Donald L. Grill. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.11	Severance Compensation Agreement between Ronald L. Justice. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.12	Severance Compensation Agreement between Dennis E. Leyder. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.13	Severance Compensation Agreement between Douglas J. Kelley. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

Exhibit
No.	Exhibit

10.14	Severance Compensation Agreement between Holly J. Pingatore. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.15	Nonqualified Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.11 to the Current report on Form 8-K filed October 29, 2008).

10.16	Fentura Bancorp, Inc. Employee Deferred Compensation and Stock Ownership Plan. (Incorporated by reference to Exhibit 10.13 to the Form 10-K filed March 28, 2005).

10.17	2006 Executive Stock Bonus Plan (Filed as Exhibit 10.1 Form 8-K filed on December 4, 2006).

13	Rule 14a-3 Annual Report to Security Holders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part of this Report).

14	Code of Ethics for Directors and Executive Officers (Filed herewith).

21.1	Subsidiaries of the Registrant (Filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith).

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Office and Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.