Form 10-Q
period 2009-03-31
FENTURA FINANCIAL INC
filed 2009-05-15
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(810) 629-2263

(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 24, 2009

Class — Common Stock	Shares Outstanding — 2,196,037

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Fentura Financial, Inc.
Consolidated Balance Sheets

	March 31,
	2009	Dec 31,
(000s omitted except share data)	(unaudited)	2008

ASSETS
Cash and due from banks	$26,643	$13,626
Federal funds sold	0	0

Total cash & cash equivalents	26,643	13,626
Securities-available for sale	42,737	47,065
Securities-held to maturity, (fair value of $7,769 at March 31, 2009 and $8,220 at December 31, 2008)	6,563	6,765

Total securities	49,300	53,830
Loans held for sale	4,842	690
Loans:
Commercial	282,184	289,523
Real estate loans — construction	51,001	48,777
Real estate loans — mortgage	36,235	37,828
Consumer loans	51,206	52,910

Total loans	420,626	429,038
Less: Allowance for loan losses	(11,405)	(10,455)

Net loans	409,221	418,583
Bank owned life insurance	7,034	7,282
Bank premises and equipment	16,610	16,879
Federal Home Loan Bank stock	1,900	1,900
Accrued interest receivable	2,275	2,231
Acquisition intangibles	252	293
Equity Investment	845	1,360
Other real estate owned	5,703	5,983
Assets of held for sale operations	43,878	45,650
Other assets	8,831	10,297

Total assets	$577,334	$578,604

LIABILITIES
Deposits:
Non-interest bearing deposits	$65,668	$64,325
Interest bearing deposits	409,224	405,039

Total deposits	474,892	469,364
Short term borrowings	886	1,500
Federal Home Loan Bank advances	10,007	12,707
Subordinated debentures	14,000	14,000
Note payable	750	1,000
Liabilities of held for sale operations	40,856	42,174
Accrued taxes, interest and other liabilities	2,090	1,735

Total liabilities	543,481	542,480

SHAREHOLDERS’ EQUITY
Common stock — no par value 2,195,326 shares issued (2,185,765 at Dec. 31, 2008)	42,814	42,778
Retained deficit	(6,336)	(4,677)
Accumulated other comprehensive loss	(2,625)	(1,977)

Total shareholders’ equity	33,853	36,124

Total liabilities and shareholders’ equity	$577,334	$578,604

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31
(000s omitted except per share data)	2009	2008

INTEREST INCOME
Interest and fees on loans	$6,463	$7,483
Interest and dividends on securities:
Taxable	420	547
Tax-exempt	144	111
Interest on federal funds sold	0	93

Total interest income	7,027	8,234
INTEREST EXPENSE
Deposits	2,613	3,745
Borrowings	311	486

Total interest expense	2,924	4,231

NET INTEREST INCOME	4,103	4,003
Provision for loan losses	1,655	980

Net interest income after Provision for loan losses	2,448	3,023
NON-INTEREST INCOME
Service charges on deposit accounts	436	623
Gain on sale of mortgage loans	235	118
Trust and investment services income	364	456
Loss on equity investment	(515)	(168)
Other income and fees	620	372

Total non-interest income	1,140	1,401
NON-INTEREST EXPENSE
Salaries and employee benefits	2,552	2,824
Occupancy	503	505
Furniture and equipment	424	471
Loan and collection	385	148
Advertising and promotional	41	85
Loss on security impairment	0	574
Loss on impairment of held for sale operations	700	0
Other operating expenses	1,231	799

Total non-interest expense	5,836	5,406

Loss from continuing operations before income tax	(2,248)	(982)
Federal income tax benefit	(592)	(364)

Net loss from continuing operations	$(1,656)	$(618)

Net loss from held for sale operations, net of tax	(3)	(10)

Net loss	$(1,659)	$(628)

Loss per share from continuing operations
Basic	$(0.76)	$(0.29)

Diluted	$(0.76)	$(0.29)

Net loss per share
Basic	$(0.76)	$(0.29)

Diluted	$(0.76)	$(0.29)

Cash Dividends declared	$0.00	$0.00

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended
	March 31,
(000s omitted)	2009	2008

COMMON STOCK
Balance, beginning of period	$42,778	$42,478
Issuance of shares under
Director stock purchase plan & Dividend reinvestment program (9,561 and 8,296 shares)	36	169
Stock options exercised	0	0
Stock compensation expense	0	2

Balance, end of period	42,814	42,649

RETAINED EARNINGS
Balance, beginning of period	(4,677)	7,488
Net loss	(1,659)	(628)
Cash dividends declared	0	0

Balance, end of period	(6,336)	6,860

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	(1,977)	(470)
Change in unrealized gain (loss) on securities, net of tax	(648)	339

Balance, end of period	(2,625)	(131)

Total Shareholders’ Equity	$33,853	$49,378

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(000s omitted)	2009	2008

OPERATING ACTIVITIES:
Net loss	$(1,659)	$(628)
Adjustments to reconcile net income (loss) to cash Provided by Operating Activities:
Stock compensation expense	0	2
Depreciation and amortization	342	216
Provision for loan losses	1,655	980
Loans originated for sale	(17,275)	(9,901)
Proceeds from the sale of loans	13,358	10,211
(Gain) on sales of loans	(235)	(118)
(Gain) Loss on sale of fixed assets	0	(40)
(Gain) Loss on sale of other real estate owned	57	0
Loss on security impairment	0	574
Loss on equity investment	515	168
Earnings from bank owned life insurance	(251)	(45)
Net (increase) decrease in interest receivable & other assets	356	(755)
Net increase (decrease) in interest payable & other liabilities	427	(1,397)

Total Adjustments	(1,051)	(105)

Net cash used in operating activities	(2,710)	(733)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities of securities — HTM	200	0
Proceeds from maturities of securities — AFS	2,039	2,309
Proceeds from calls of securities — AFS	2,000	11,112
Purchases of securities — AFS	0	(5,499)
Net (increase) decrease in loans	9,858	292
Sales of other real estate owned	663	0
Acquisition of premises and equipment, net	(53)	167

Net cash provided by investing activities	14,707	8,381
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,473	(14,738)
Net increase (decrease) in borrowings	(614)	67
(Repayment) of notes payable	(250)	0
Purchase of advances from FHLB	55,495	9,001
Repayments of advances from FHLB	(58,195)	(8,000)
Net proceeds from stock issuance and purchase	36	169

Net cash provided by (used in) financing activities	945	(13,501)

Net Change in Cash and Cash Equivalents	$12,942	$(5,853)
Change in cash and cash equivalents of held for sale operations	75	(2,252)

Cash and cash equivalents — Beginning	$13,626	$30,034

Cash and cash equivalents — Ending	$26,643	$22,014

Cash paid for:
Interest	$2,085	$4,803
Income Taxes	$195	$0
Noncash Disclosures:
Transfers from loans to other real estate	$1,238	$1,527
See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(000s Omitted)	2009	2008

Net loss	$(1,659)	$(628)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	(648)	913
Less: Impairment loss recognized during period	0	(574)

Other comprehensive income (loss)	(648)	339

Comprehensive income (loss)	$(2,307)	$(289)

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements at December 31, 2008, March 31, 2008 and March 31, 2009 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. The transaction is expected to close during the third quarter of 2009. At March 31, 2009, Davison had assets of $43.9 million, loans of $29.6 million, deposits of $39.3 million, equity of $3.0 million and a year-to-date net loss of $3,000. The agreement calls for consideration to be received of $3.0 million plus or minus certain closing equity adjustments. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. The agreement also provides for a termination payment of $150,000 if either party breaches the agreement. This transaction will have minimal impact to 2009 core earnings due to the proportionate size of Davison State Bank. The Corporation projects cost savings for the fourth quarter of 2009 and beyond, as a result of this transaction.
Financial statements are presented with held for sale operations sequestered on the balance sheet and income statement. The presentations have been updated for both March 31, 2009, December 31, 2008 and March 31, 2008 to reflect the held for sale operations results.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

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
The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Corporation or by the Corporation to shareholders. The Banks have been restricted from dividend payments in efforts of preserving their individual capital levels.
Stock Option Plans: The Nonemployee Director Stock Option Plan provides for granting options to nonemployee directors to purchase the Corporation’s common stock. No options have been granted in 2009. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 8,131 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,967 shares in the aggregate may be outstanding at any one time.
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
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price

Options outstanding at December 31, 2008	26,597	$29.85
Options granted 2009	0	$0.00
Options forfeited 2009	0	$0.00

Options outstanding at March 31, 2009	26,597	$29.85

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
New Accounting Pronouncements:
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have any impact on the Corporation’s results of operations or financial position.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which changed the accounting and reporting for minority interests, re-characterizing them as non-controlling interests and classifying them as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of FAS No. 160 did not have a significant impact on the Corporation’s results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in FASB Statement No. 128, Earnings Per Share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of this FSP on January 1, 2009 had no effect on the Corporation’s results of operations or financial position.
Recently Issued and Not Yet Effective Accounting Standards:
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Corporation plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation plans to adopt this FSP in the second quarter.

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
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The remaining fair values of securities (Level 3 inputs) are based on the reporting entity’s own assumptions and basic knowledge of market conditions and individual investment performance. The Corporation reviews the performance of the securities that comprise Level 3 on a quarterly basis.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
			Identical Assets	Observable Inputs	Unobservable Inputs
(000s omitted)		Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	March 31, 2009	$42,737	$23	$41,724	$990

Available for sale securities	December 31, 2008	$52,722	$9	$45,827	$1,229
Level 1 assets are comprised of investments in other financial institutions, which are publicly traded on the open market.
Level 2 assets are comprised of available for sale securities including, U.S. Treasuries, Government Agencies and Municipal Securities.
Level 3 assets are comprised of investments in other financial institutions including DeNovo banks.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(000s omitted)	Asset	Liability	Total
Beginning balance, Jan. 1, 2009	$1,229	$0	$1,229
Total gains or losses (realized / unrealized)
Included in earnings
Loss on security impairment	0	0	0
Included in other comprehensive income	(239)	0	(239)
Purchases, issuances, and settlements	0	0	0
Transfers in and / or out of Level 3	0	0	0

Ending balance, March 31, 2009	$990	$0	$990
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

			Fair Value Measurements Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
			Identical Assets	Observable Inputs	Unobservable Inputs
(000s omitted)		Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	March 31, 2009	$29,266	$0	$0	$29,266
Other real estate owned	March 31, 2009	$0	$0	$0	$0

Impaired loans	December 31, 2008	$21,235	$0	$0	$21,235
The following represent impairment charges recognized during the period:
At March 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $35,865,000 with a valuation allowance of $6,599,000 resulting in an additional provision for loan losses of $1,100,000 for the period. This is compared to December 31, 2008 when the fair value of the collateral dependent impaired loans was $29,090,000 with a valuation allowance of $5,642,000.
At March 31, 2009, other real estate owned measured at fair vale using collateral valuation methods (Level 3 inputs) has a carrying value of zero. During the period ended March 31, 2009, other real estate owned did not incur valuation losses.
NOTE 4 — SECURITIES
The Corporation evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and the ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing the issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of the reviews of the issuer’s financial condition.
NOTE 5 — EARNINGS PER COMMON SHARE
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
000s omitted except share and per share data	2009	2008
Basic
Net loss	$(1,659)	$(628)

Weighted average common shares outstanding	2,187,084	2,167,235

Outstanding
Basic loss per common share	$(0.76)	$(0.29)

Diluted
Net loss	$(1,659)	$(628)
Weighted average common shares outstanding for basic earnings per common share	2,187,084	2,167,235
Add: Dilutive effects of assumed exercises of stock Options	0	0

Average shares and dilutive potential common shares	2,187,084	2,167,235

Diluted loss per common share	$(0.76)	$(0.29)

There were no stock options for the three month period ended March 31, 2009 or 2008 that were dilutive, as a result of the net loss for both periods.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
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
NOTE 7 — HELD FOR SALE OPERATIONS
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. The transaction is expected to close during the third quarter of 2009. At March 31, 2009, Davison had assets of $43.9 million, loans of $29.6 million, deposits of $39.3 million, equity of $3.0 million and a year-to-date net loss of $3,000. The agreement calls for consideration to be received of $3.0 million plus or minus certain closing equity adjustments. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. The agreement also provides for a termination payment of $150,000 if either party breaches the agreement. This transaction will have minimal impact to 2009 core earnings due to the proportionate size of Davison State Bank. The Corporation projects cost savings for the fourth quarter of 2009 and beyond, as a result of this transaction.

A condensed balance sheet of held for sale operations is presented below for the periods ended March 31, 2009 and December 31, 2008. A condensed statement of income of held for sale operations are presented for the quarters ended March 31, 2009 and March 31, 2008.
NOTE 7 — HELD FOR SALE OPERATIONS (continued)
DAVISON STATE BANK
CONDENSED BALANCE SHEET OF HELD FOR SALE OPERATIONS
(Unaudited)

	March 31,	Dec 31,
(000s omitted)	2009	2008
ASSETS
Cash and cash equivalents	$6,953	$7,327
Securities — available for sale	5,019	5,789
Securities — held to maturity	1,190	1,190
Loans, net of allowance ($1,187-2009, $1,318-2008)	28,372	28,954
Other assets	2,341	2,390

Total assets	$43,878	$45,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$8,207	$9,361
Interest bearing	31,103	31,004

Total deposits	39,310	40,365
Federal Home Loan Bank advances	2,000	2,000
Accrued taxes, interest and other liabilities	(453)	(191)
Shareholders’ equity	3,021	3,476

Total liabilities and shareholders’ Equity	$43,878	$45,650

DAVISON STATE BANK
CONDENSED STATEMENT OF INCOME OF HELD FOR SALE OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
(000s omitted)	2009	2008

Interest income	$549	$714
Interest expense	188	292

Net interest income	361	422
Provision for loan losses	(1)	101

Net interest income after provision for loan losses	362	321

Non-interest income	122	157
Non-interest expense	487	499

Loss before federal income tax	(3)	(21)

Federal income tax benefit	0	(11)

Net loss	$(3)	$(10)

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
The Corporation evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and the ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of the reviews of the issuer’s financial condition.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. We have recorded no valuation allowance on the balance of our deferred tax assets as we conclude that the tax benefits associated with this asset will more likely than not be realized based upon the levels of taxable income in prior years and the expectation of a return to profitability and generation of taxable income in future years. Management has reviewed the deferred tax position for the Corporation at March 31, 2009 and December 31, 2008. The deferred tax position was impacted by several significant transactions in 2008. These transactions included write-off of an investment and a 60% write down of an equity investment. After evaluating the impact of the significant transactions the Corporation has determined that no valuation reserve is required.
As indicated in the income statement, the loss for the three months ended March 31, 2009 was $1,659,000 compared to loss of $628,000 for the same period in 2008. Net interest income in the first quarter of 2009, was approximately $100,000 above net interest income for the same quarter in 2008. The first quarter 2009 provision for loan loss was up $675,000 comparing the first quarter of 2008. The increase in provision is due to the continued economic depression which has reduced real estate values, weakened the job markets and has negatively impacted borrower capacity to repay their obligations. Management feels the provision is adequate and the allowance for loan losses has increased $3,080,000 when comparing the period ended March 31, 2009 to the period ended March 31, 2008.
Additionally, on March 17, 2009, the Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private non-affiliated, investor group. The transaction is expected to close during the third quarter of 2009. In the first quarter of 2009, the Corporation recorded, in other operating expenses, an estimated loss on the sale of $700,000 along with estimated sale related expenses of $150,000. As a result of this pending transaction, the financial statements are displayed with consideration of continuing operations being detailed and held for sale operations being omitted from comparisons.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2009, the Corporation’s return on average assets (annualized) was (1.17%) compared to (0.41%) for the same period in 2008. Net loss per share, basic and diluted, was ($0.76) in the first three months of 2009 compared to ($0.29) net loss per share basic and diluted for the same period in 2008.
Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 and 2008 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.
Table 1

	THREE MONTHS ENDED
	MARCH 31,
	2009 COMPARED TO 2008
	INCREASE (DECREASE)
	DUE TO
			YIELD/
(000s omitted)	TIME	VOL	RATE	TOTAL

Taxable securities	$(6)	$(149)	$29	$(126)
Tax-exempt securities	(2)	(4)	58	52
Federal funds sold	(1)	(92)	0	(93)

Total loans	(82)	(196)	(735)	(1,013)

Loans held for sale	0	2	(6)	(4)

Total earning assets	(91)	(439)	(654)	(1,184)

Interest bearing demand deposits	(5)	(17)	(197)	(219)
Savings deposits	(2)	(10)	(81)	(93)
Time CD’s $100,000 and over	(21)	(259)	(202)	(482)
Other time deposits	(13)	(11)	(312)	(336)
Other borrowings	(5)	(30)	(140)	(175)

Total interest bearing liabilities	(46)	(327)	(932)	(1,305)

Net Interest Income	$(45)	$(112)	$278	$121

As indicated in Table 1, during the three months ended March 31, 2009, net interest income increased compared to the same period in 2008. While interest rates and volume on loans have decreased over the past year, deposit interest expense decreased at a more rapid pace. This is due to the immediate repricing ability of liquid deposits and the nature of the short term CDs that customers had been acquiring.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2009 and 2008 are shown in Table 2. Net interest income for the three months ended March 31, 2009 was $4,191,000, an increase of $121,000, or 2.97%, over the same period in 2009. Net interest margin increased due to a decline in prevailing market rates, which reduced interest income on loans. The decreases on loans was offset by management’s ability to effectively re-price deposits downward on rate bearing deposits as well as increase the average balance of non-interest bearing deposits.
Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.
As indicated in Table 2, for the three months ended March 31, 2009, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.52% compared with 3.14% for the same period in 2008. This increase is a result of management’s ability to make large downward repricing steps on interest bearing liabilities. Additionally non-interest bearing deposits increased when comparing the period ended March 31, 2009 to the period ended March 31, 2008.
Average earning assets decreased 7.4% or approximately $38,835,000 comparing the three months of 2009 to the same time period in 2008. Strategic shrinking of the balance sheet has led to the dramatic decrease. Loans, the highest yielding component of earning assets, represented 88.3% of earning assets in 2009 compared to 83.9% in 2008. Average interest bearing liabilities decreased 6.9% or $31,805,000 comparing the first three months of 2009 to the same time period in 2008. Non-interest bearing deposits amounted to 15.1% of average earning assets in the first three months of 2009 compared with 13.7% in the same time period of 2008.
Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2009, corresponding changes in funding costs will be considered to avoid the potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	THREE MONTHS ENDED MARCH 31,
	2009			2008
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$36,469	$377	4.19%	$50,229	$517	4.14%
State and Political (1)	14,409	220	6.18%	14,801	168	4.57%
Other	3,638	43	4.79%	5,151	29	2.26%

Total Securities	54,516	640	4.76%	70,181	714	4.09%
Fed Funds Sold	0	0	0.00%	11,716	93	3.19%
Loans:
Commercial	333,313	5,082	6.18%	343,848	5,876	6.87%
Tax Free (1)	2,752	44	6.48%	2,009	32	6.37%
Real Estate-Mortgage	37,606	591	6.37%	38,247	612	6.44%
Consumer	52,227	735	5.71%	53,366	945	7.12%

Total loans	425,898	6,452	6.14%	437,470	7,465	6.86%
Allowance for Loan Losses	(10,421)			(7,804)
Net Loans	415,477	6,452	6.30%	429,666	7,465	6.99%

Loans Held for Sale	2,089	25	4.85%	1,971	29	5.92%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$482,503	$7,117	5.98%	$521,338	$8,301	6.40%

Cash Due from Banks	16,689			13,983
Assets of held for sale operations	44,880			49,573
All Other Assets	49,856			45,583

TOTAL ASSETS	$575,640			$622,673

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$89,959	$216	0.97%	$93,624	$435	1.87%
Savings Deposits	69,370	97	0.57%	73,461	190	1.04%
Time CD’s $100,000 and Over	131,924	1,414	4.35%	153,017	1,896	4.98%
Other Time CD’s	109,694	888	3.28%	110,668	1,224	4.45%

Total Deposits	400,947	2,615	2.65%	430,770	3,745	3.50%
Other Borrowings	29,809	311	4.23%	31,791	486	6.15%

INTEREST BEARING LIABILITIES	$430,756	$2,926	2.75%	$462,561	$4,231	3.68%

Non-Interest bearing — DDA	64,973			63,393
Liabilities of held for sale operations	41,364			43,158
All Other Liabilities	1,907			3,709
Shareholders’ Equity	36,640			49,852

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$575,640			$622,673

Net Interest Rate Spread			3.23%			2.72%

Net Interest Income /Margin		$4,191	3.52%		$4,070	3.14%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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
At March 31, 2009, the allowance was $11,405,000, or 2.68% of total loans compared to $10,455,000, or 2.43%, at December 31, 2008, increasing the allowance $950,000 during the first three months of 2009. Non performing loan levels, discussed later, increased during the period and net charge-offs have increased to $705,000 during the first three months of 2009 compared to $247,000 during the first three months of 2008. Management has reviewed historical losses and following analysis of those losses, believes that the allowance is appropriate given identified risk in the loan portfolio based on asset quality.
Table 3 below summarizes loan losses and recoveries for the first three months of 2009 and 2008. During the first three months of 2009, the Corporation experienced net charge-offs of $705,000 or ..17% of gross loans compared with net charge-offs of $247,000 or .06% of gross loans in the first three months of 2008. The provision for loan loss was $1,655,000 in the first three months of 2009 and $980,000 for the same time period in 2008. As a result of continuing credit quality deterioration and the review of historical losses by loan type, additional provision for loan losses was taken in the first quarter. The substantial increase in provision for loan loss was to provide specific reserves for non-performing construction and land development loans, increased charge-offs and continuing decline in the Michigan economy.
Davison State Bank had net charge-offs of $129,000 in the first three months of 2009 and no loan loss provision for the first quarter of 2009.

Table 3 Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
(000s omitted)	2009	2008
Balance at Beginning of Period	$10,455	$7,592

Charge-Offs:
Commercial, Financial and Agriculture	(627)	(301)
Real Estate-Mortgage	(36)	(23)
Installment Loans to Individuals	(101)	(105)

Total Charge-Offs	(764)	(429)
Recoveries:
Commercial, Financial and Agriculture	35	148
Real Estate-Mortgage	3	0
Installment Loans to Individuals	21	34

Total Recoveries	59	182

Net Charge-Offs	(705)	(247)
Provision	1,655	980

Balance at End of Period	$11,405	$8,325

Ratio of Net Charge-Offs to Gross Loans	0.17%	0.06%
Non-Interest Income
Non-interest income decreased during the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to the decrease in service charges on deposits and trust and investment services income and an increase in gain on sale of mortgage loans. Overall non-interest income, of continuing operations, was $1,140,000 for the three months ended March 31, 2009 compared to $1,401,000 for the same period in 2008. This represents a decrease of 18.6%.
The most significant category of non-interest income is service charges on deposit accounts. These fees from continuing operations were $436,000 in the first three months of 2009, compared to $623,000 for the same period of 2008. This represents a decrease of 30.0% from year to year. The decrease is a result of a 32.8% decrease in NSF charges as customers have become more mindful of the usage of the overdraft privilege product.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market increased 99.2% to $235,000 in the three months ended March 31, 2009 compared to $118,000 in the same period in 2008. As market conditions continue to be favorable for mortgage rates, consumers in the market have flocked to refinance their homes, taking advantage of historically low rates. Management sees this as a short term rise in mortgage refinance and believes that it will taper off as the year continues.
Trust, investment and financial planning services income decreased $92,000 or 20.2% in the first three months of 2009 compared to the same period in the prior year. A portion of the decrease is a result of the decline in market values in which funds are invested into, and income is earned from. In addition, as many consumers have feared market conditions, they have withdrawn their brokerage relationships, thus impacting income.
Other operating income decreased by $99,000 or 48.5% to $105,000 in the first three months of 2009 compared to $204,000 in the same time period in 2008. The primary driver of the decrease was a loss on the equity investment. A partial offset of $66,000 can be associated with the collection of building rent from a property now owned by one of the subsidiary banks. The Banks also increased service fees collected in relation to debit card services were up by $7,000 year over year. In addition, one of the Banks received proceeds from a bank owned life insurance policy providing a benefit of $203,000. Drawing from those increases, the Banks recognized slightly larger losses on sales of real estate owned and a reduced collection of fees from servicing other institutions. The Corporation also realized a $515,000 loss on its equity investment in Valley Capital Bank headquartered in Mesa, Arizona. This is compared to a $167,000 loss in the first quarter of 2008. As a DeNovo, Valley Capital Bank was anticipated to have operating losses during their start-up phase. Valley Capital Bank is receiving the same economic pressure as other financial institutions resulting in an increased loan loss provision and other real estate expenses. Accordingly, the Corporation has recognized its share of the operating loss, using the equity method of accounting on this investment.
Non-Interest Expense
Total non-interest expense, from continued operations, increased 8.0% to $5,836,000 in the three months ended March 31, 2009, compared with $5,406,000 in the same period of 2008. The increase was largely attributed to the estimated loss on sale of Davison State Bank of $700,000 and an additional $150,000 in estimated transaction costs in conjunction with an agreement to sell this bank. In addition, increases in loan and collection expenses related to other real estate owned, were the largest year-over-year increases. Decreases in salaries and benefits, furniture and equipment depreciation and advertising expenses, partially offset the large increases.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $2,552,000 in the first three months of 2009, compared with $2,824,000, or a decrease of 9.6%, for the same time period in 2008. The decrease in cost was due to strategic staff reduction and realignment along with the elimination of performance incentive payments.
Occupancy expenses, at $503,000, decreased in the three months ended March 31, 2009 compared to the same period in 2008 by $2,000 or 0.4%. The expenses remained nearly flat from year-to-year as management worked to maintain expenses through contract and service negotiation.
During the three months ended March 31, 2009, furniture and equipment expenses were $424,000 compared to $471,000 for the same period in 2008, a decrease of 10.0%. This is the result of decreases, totaling $68,000, in depreciation on furniture and equipment, as some items have become fully depreciated. The decreases were partially offset by increases to rental and maintenance of furniture and equipment. Management continues to scrutinize vendors to improve contract terms and ensure that only necessary services are being paid for.
Loan and collection expenses, from continuing operations, at $385,000, were up $237,000 or 160.1% during the three months ended March 31, 2009 compared to the same time period in 2008. The increase was primarily attributable to an increase in other loan expense relating to other real estate owned, in the form of property taxes and property maintenance. As the Banks continue to become owners of these properties, resulting from the unfavorable changing economy in Michigan, we anticipate these expenses to be above desired levels until the economic situation begins to become more favorable.
Advertising expenses of $41,000 in the three months ended March 31, 2009 decreased 51.8% compared with $85,000 for the same period in 2008. The Corporation has taken a close review of how advertising, sponsorship and donation funds are shared with the community. As a result, we have reduced our advertising in local markets and reduced sponsorships of community events, while still remaining a participating sponsor.
Other operating expenses, from continued operations, were $1,931,000 in the three months ended March 31, 2009 compared to $799,000 in the same time period in 2008, an increase of $558,000 or 40.6%. The Corporation recorded a preliminary loss on the sale of Davison State Bank of $700,000, along with the accrual of $150,000 in related transaction costs in conjunction with an agreement to sell this bank. The sale is expected to close later in 2009. These transactions along with a significant increase in FDIC assessment expense were the main increases from year to year. The FDIC insurance assessments will continue to increase, due to the 10 basis point special assessment approved by the FDIC in 2009. Offsetting these increases were reductions in transportation expense, director fees, ATM/Debit card expenses, dues and memberships, conferences and education and other losses.

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
The Corporation’s total assets were $577 million at March 31, 2009 compared to total assets of $579 million at December 31, 2008. This includes assets from discontinued operations of $44 million at March 31, 2009 and $46 million at December 31, 2008. Loans comprised 72.8% of total assets at March 31, 2009 compared to 74.2% at December 31, 2008. Loans shrank $8.4 million during the first three months of 2009. On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 13.8% at March 31, 2009 and 13.7% at December 31, 2008. Interest bearing deposit liabilities totaled $409.2 million at March 31, 2009 compared to $405.0 million at December 31, 2008. Total deposits increased $5.5 million with non-interest bearing demand deposits increasing $1,343,000 and interest bearing deposits increasing $4,185,000. Short-term borrowings decreased $614,000 due to the decrease in treasury tax and loan payments outstanding at the end of the two periods. FHLB advances decreased $2.7 million comparing the two periods.
Bank premises and equipment decreased $269,000 to $16.6 million at March 31, 2009 compared to $16.9 million at December 31, 2008. The decrease was a result of normal depreciation.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure. Table 4 reflects the levels of these assets at March 31, 2009 and December 31, 2008.
Non-performing assets increased from December 31, 2008 to March 31, 2009. The increase of $110,000 was primarily due to increases in loans in redemption, which was offset by decreases in non-accrual loans and other real estate owned. Loans past due 90 days or more and still accruing held relatively flat from year end and non-accrual loans decreased $955,000. REO-in-Redemption balance is comprised of seven commercial properties and three residential properties for a total of $1,627,000 at March 31, 2009. Marketability of these properties is dependent on the real estate market. Renegotiated loans decreased $942,000 from December 31, 2008 to a total of $940,000 at March 31, 2009. Additionally, decreases to non accrual loans resulted from transfers to real estate in redemption.
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

The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual status when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Interest accrued but not collected is reversed against income for the current quarter when the loan is placed on non-accrual status.
Davison State Bank had non-performing loans of $1,635,000 and non-performing assets of $1,955,000 at March 31, 2009, compared to $1,751,000 of non-performing loans and $2,117,000 of non-performing assets at December 31, 2008.
Table 4 — Non-Performing Assets and Past Due Loans

	March 31,	December 31,
	2009	2008
Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$687	$667
Non-Accrual Loans	21,734	22,574
Renegotiated Loans	940	942

Total Non-Performing Loans	23,361	24,183

Other Non-Performing Assets:
Other Real Estate	5,703	5,983
REO in Redemption	1,627	390
Other Non-Performing Assets	0	25

Total Other Non-Performing Assets	7,329	6,398

Total Non-Performing Assets	$30,691	$30,581

Non-Performing Loans as a % of Total Loans	5.49%	5.63%
Allowance for Loan Losses as a % of Non-Performing Loans	48.82%	43.23%
Accruing Loans Past Due 90 Days or More to Total Loans	0.16%	0.16%
Non-performing Assets as a % of Total Assets	5.31%	5.29%
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first three months of 2009. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $4.5 million since December 31, 2008 due to the calls and maturities of securities and pay downs of Mortgage Backed Securities (MBS). The Corporation has invested some of the excess funds, from the call of these securities, back into the securities and loan portfolios to increase yield and income versus keeping the excess funds in federal funds sold which has a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash flows from financing activities resulting primarily from the increase of deposits. In the first three months of 2009, these deposits increased $4,473,000. Cash provided by investing activities was $14,707,000 in first three months of 2009 compared to cash used of $10,222,000 in first three months of 2008. The change in investing activities was due to a call on available for sale securities totaling $2,000,000 and the maturity of $200,000 of held to maturity securities. In addition, declines in the loan portfolio of $9,858,000 provided the cash from investing activities.
Capital Management
Total shareholders’ equity decreased 6.3% to $33,853,000 at March 31, 2009 compared with $36,124,000 at December 31, 2008. The Corporation’s equity to asset ratio was 5.9% at March 31, 2009 and 6.2% at December 31, 2008. The decline was due to a net loss in the first quarter of 2009.
As indicated on the balance sheet at December 31, 2008, the Corporation had an accumulated other comprehensive loss of $1,977,000 compared to accumulated other comprehensive loss at March 31, 2009 of $2,625,000. The increase in the loss position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio, largely in relation to private label securities.
Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity, less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 5, at March 31, 2009 and at December 31, 2008, the Corporation was well in excess of the minimum capital and leverage requirements necessary to be considered a “well capitalized” banking company.

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
Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2009, that the Banks meet all capital adequacy requirements to which they are subject. As of December 31, 2008 and 2007, the most recent notifications from Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.
West Michigan Community Bank has entered into a Consent Order with the regulatory agencies in 2009 that resulted in it being considered less than well-capitalized as of March 1, 2009 when the Consent Order was effective. The Consent Order requires West Michigan Community Bank to retain a Tier 1 capital to total assets ratio of a minimum of 8.0%. As of March 31, 2009, West Michigan Community Bank had a Tier 1 capital to total assets ratio of 8.4%. The Consent Order also restricts dividend payments from West Michigan Community Bank to the Holding Company. The Consent Order does not place any restrictions on the Holding Company. The State Bank and Davison State Bank are also taking measures to preserve capital by restricting dividend payments to the Holding Company. The State Bank and Davison State Bank have increased their minimum target ratio of Tier 1 capital to total assets from 5% to 8%. The State Bank and Davison State Bank had actual Tier 1 capital to total assets of 8.2% and 8.3%, respectively, at March 31, 2009.
The Corporation’s principal source of funds for dividend payments is dividends received from the Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.
Table 5

	Capital Ratios
		Fentura Financial, Inc.
	Regulatory Minimum	March 31,	December 31,	March 31,
	For “Well Capitalized”	2009	2008	2008
Total Capital to risk
Weighted assets	10%	11.37%	11.40%	11.65%
Tier 1 Capital to risk
Weighted assets	6%	10.10%	10.20%	10.41%
Tier 1 Capital to average
Assets	5%	8.76%	8.80%	9.13%
The Corporation’s primary source of cash to service its subordinated debt and notes payable is dividends from the three subsidiary banks. As the subsidiary banks are working to preserve capital and not upstream dividends to the Holding Company, the Corporation has elected to defer interest payments for five years on $14,000,000 of subordinated debentures. The reason for the interest deferral is to maintain liquidity at the Holding Company. The Corporation is not in default under either of the indentures. During this five year period, the Corporation is precluded from paying dividends on its outstanding common stock. The Corporation subsequently may give notice that it elects to shorten the deferral period, pay accrued interest and return to the normal course of dividend payments.
Critical Accounting Policies and Estimates
The Management’s Discussion and Analysis of financial condition and results of operations are based on the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and actual results could differ from those estimates.
The allowance for loan losses is maintained at a level we believe is adequate to absorb probable losses identified and inherent in the loan portfolio. Our evaluation of the adequacy of the allowance for loan losses is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance for loan losses represents management’s best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance for loan losses in the near future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance for loan losses. In either instance unanticipated changes could have a significant impact on operating earnings.
The allowance for loan losses is increased through a provision charged to operating expense. Uncollectible loans are charged-off through the allowance for loan losses. Recoveries of loans previously charged-off are added to the allowance for loan losses. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. We have recorded no valuation allowance on the balance of our deferred tax assets as we conclude that the tax benefits associated with this asset will more likely than not be realized based upon the levels of taxable income in prior years and the expectation of a return to profitability and generation of taxable income in future years. Management has reviewed the deferred tax position for the Corporation at March 31, 2009 and December 31, 2008. The deferred tax position was impacted by several significant non-recurring transactions in the past few years. After evaluating the impact of the significant transactions the Corporation has determined that no valuation reserve is required.
The Corporation evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and the ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of the reviews of the issuer’s financial condition.
Off Balance Sheet Arrangements
At March 31, 2009, the Banks had outstanding standby letters of credit of $2.8 million and unfunded loan commitments outstanding of $96.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Banks have the ability to fund these commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 54 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2009, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2009 compared to 2008.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 6 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2009, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 6 GAP Analysis — March 31, 2009

	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$0	$0	$0	$0	$0
Securities	7,067	11,626	20,416	10,191	49,300
Loans	99,444	69,801	198,165	53,216	420,626
Loans Held for Sale	4,842	0	0	0	4,842
FHLB Stock	1,900	0	0	0	1,900

Total Earning Assets	$113,253	$81,427	$218,581	$63,407	$476,668

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$87,281	$0	$0	$0	$87,281
Savings Deposits	72,866	0	0	0	72,866
Time Deposits Less than $100,000	21,359	49,008	43,897	142	114,406
Time Deposits Greater than $100,000	27,736	35,491	71,444	0	134,671
Short term borrowings	1,636	0	0	0	1,636
Other Borrowings	26	2,000	7,126	855	10,007
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$224,904	$86,499	$122,467	$997	$434,867

Interest Rate Sensitivity GAP	($111,651)	($5,072)	$96,114	$62,410	$41,801
Cumulative Interest Rate
Sensitivity GAP	($111,651)	($116,723)	($20,609)	$41,801
Interest Rate Sensitivity GAP	(0.50)	(0.94)	1.78	63.59
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.50)	(1.44)	0.34	63.93
As indicated in Table 6, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s gap position at March 31, 2009 and the change in net interest margin for the three months ended March 31, 2009 compared to the same time period in 2008. At March 31, 2009, the Corporation was negatively gapped through one year and since that time interest rates have stayed steady; and rates are expected to remain flat for the next 3 months. Further, net interest margin increased when the first three months of 2009 is compared to the same period in 2008. This occurred as short-term, higher priced deposits matured and was re-priced to lower rates, as well as an increase in non-interest bearing deposits. In addition to GAP analysis, the Corporation, as part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin.

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
ITEM 4T: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings. — None
Item 1A.	Risk Factors — There have been no material changes in the risk factors applicable to the Corporation from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. — None
Item 3.	Defaults Upon Senior Securities. — None
Item 4.	Submission of Matters to a Vote of Securities Holders.
On January 23, 2009, the Company held a special meeting of shareholders to consider an amendment to the articles of incorporation to permit the issuance of preferred stock. The results of the vote at the special meeting were as follows:

For	Against	Abstain	Non-Votes
1,285,699	178,127	22,257	694,985
Item 5.	Other Information. — None
Item 6.	Exhibits.
(a)	Exhibits
3(i)	Articles of Incorporation (Incorporated by reference from Form 10-K for the year ended 12/31/08).

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.
Dated: May 15, 2009	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: May 15, 2009	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3(i)	Articles of Incorporation (Incorporated by reference from Form 10-K for the year ended 12/31/08).

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.