Form 10-Q
period 2009-06-30
FENTURA FINANCIAL INC
filed 2009-08-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 24, 2009

Class — Common Stock	Shares Outstanding — 2,209,183

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Fentura Financial, Inc.
Consolidated Balance Sheets

	June 30,
	2009	Dec 31,
(000s omitted except share data)	(unaudited)	2008

ASSETS
Cash and due from banks	$43,645	$13,626
Federal funds sold	0	0

Total cash & cash equivalents	43,645	13,626
Securities-available for sale	51,483	47,065
Securities-held to maturity, (fair value of $5,657 at June 30, 2009 and $6,784 at December 31, 2008)	5,654	6,765

Total securities	57,137	53,830
Loans held for sale	1,136	690
Loans:
Commercial	278,224	289,523
Real estate loans — construction	37,028	48,777
Real estate loans — mortgage	33,050	37,828
Consumer loans	50,669	52,910

Total loans	398,971	429,038
Less: Allowance for loan losses	(13,970)	(10,455)

Net loans	385,001	418,583
Bank owned life insurance	7,088	7,282
Bank premises and equipment	16,369	16,879
Federal Home Loan Bank stock	1,900	1,900
Accrued interest receivable	1,996	2,231
Acquisition intangibles	220	293
Equity investment	0	1,360
Other real estate owned	5,933	5,983
Assets of held for sale operations	42,712	45,650
Other assets	5,502	10,297

Total assets	$568,639	$578,604

LIABILITIES
Deposits:
Non-interest bearing deposits	$69,231	$64,325
Interest bearing deposits	409,844	405,039

Total deposits	479,075	469,364
Short term borrowings	477	1,500
Federal Home Loan Bank advances	9,981	12,707
Subordinated debentures	14,000	14,000
Note payable	0	1,000
Liabilities of held for sale operations	40,143	42,174
Accrued taxes, interest and other liabilities	5,753	1,735

Total liabilities	549,429	542,480

SHAREHOLDERS’ EQUITY
Common stock — no par value
2,209,183 shares issued (2,185,765 at Dec. 31, 2008)	42,850	42,778
Retained deficit	(21,700)	(4,677)
Accumulated other comprehensive loss	(1,940)	(1,977)

Total shareholders’ equity	19,210	36,124

Total liabilities and shareholders’ equity	$568,639	$578,604

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(000s omitted except per share data)	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$6,000	$6,867	$12,463	$14,350
Interest and dividends on securities:
Taxable	390	499	809	1,045
Tax-exempt	138	144	283	255
Interest on federal funds sold	0	15	0	108

Total interest income	6,528	7,525	13,555	15,758
INTEREST EXPENSE
Deposits	2,613	3,065	5,226	6,809
Borrowings	291	423	602	909

Total interest expense	2,904	3,488	5,828	7,718

NET INTEREST INCOME	3,624	4,037	7,727	8,040
Provision for loan losses	7,711	3,475	9,366	4,455

Net interest income (loss) after provision for loan losses	(4,087)	562	(1,639)	3,585
NON-INTEREST INCOME
Service charges on deposit accounts	480	595	917	1,220
Gain on sale of mortgage loans	277	100	512	218
Trust and investment services income	463	516	827	972
Loss on equity investment	(874)	(290)	(1,360)	(457)
Other income and fees	480	451	1,069	820

Total non-interest income	826	1,372	1,965	2,773
NON-INTEREST EXPENSE
Salaries and employee benefits	2,071	2,767	4,623	5,591
Occupancy	447	492	950	997
Furniture and equipment	403	508	827	979
Loan and collection	933	221	1,318	369
Advertising and promotional	47	130	88	215
Loss on security impairment	200	36	200	610
Loss on impairment of held for sale operations	0	0	700	0
Other operating expenses	1,211	766	2,441	1,566

Total non-interest expense	5,312	4,920	11,1147	10,327

Loss from continuing operations before income tax	(8,573)	(2,986)	(10,821)	(3,969)
Federal income tax expense/(benefit)	5,952	(1,025)	5,360	(1,389)

Net loss from continuing operations	$(14,525)	$(1,961)	$(16,181)	$(2,580)
Net loss from held for sale operations, net of tax	(839)	(207)	(842)	(217)

Net loss	$(15,364)	$(2,168)	$(17,023)	$(2,797)

Loss per share from continuing operations
Basic	$(6.61)	$(0.90)	$(7.38)	$(1.19)

Diluted	$(6.61)	$(0.90)	$(7.38)	$(1.19)

Net loss per share
Basic	$(6.99)	$(1.00)	$(7.77)	$(1.29)

Diluted	$(6.99)	$(1.00)	$(7.77)	$(1.29)

Cash Dividends declared	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Six Months Ended
	June 30,
(000s omitted)	2009	2008

COMMON STOCK
Balance, beginning of period	$42,778	$42,478
Issuance of shares under
Director stock purchase plan & Dividend reinvestment program (23,418 and 11,800 shares)	72	213
Stock options exercised	0	0
Stock compensation expense	0	4

Balance, end of period	42,850	42,695

RETAINED DEFICIT
Balance, beginning of period	(4,677)	7,488
Net loss	(17,023)	(2,797)
Cash dividends declared	0	0

Balance, end of period	(21,700)	4,691

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	(1,977)	(470)
Change in unrealized gain (loss) on securities, net of tax	37	(417)

Balance, end of period	(1,940)	(887)

Total Shareholders’ Equity	$19,210	$46,499

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(000s omitted)	2009	2008

OPERATING ACTIVITIES:
Net loss	$(17,023)	$(2,797)
Adjustments to reconcile net income (loss) to cash Provided by Operating Activities:
Stock compensation expense	0	4
Depreciation and amortization	581	458
Establishment of deferred tax asset valuation allowance	6,617	0
Provision for loan losses	9,366	4,455
Loans originated for sale	(42,302)	(16,999)
Proceeds from the sale of loans	42,368	18,424
(Gain) on sales of loans	(512)	(218)
(Gain) Loss on sale of fixed assets	0	(118)
(Gain) Loss on other real estate owned	200	0
Loss on security impairment	200	610
Loss on equity investment	1,360	458
Earnings from bank owned life insurance	194	(108)
Net (increase) decrease in interest receivable & other assets	1,748	2,591
Net increase (decrease) in interest payable & other liabilities	2,097	(1,412)

Total Adjustments	15,741	8,145

Net cash provided by (used in) operating activities	(1,282)	5,348

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities of securities — HTM	1,108	1,253
Proceeds from maturities of securities — AFS	4,726	4,726
Proceeds from sales of securities — AFS	0	1,999
Proceeds from calls of securities — AFS	2,000	11,112
Purchases of securities — AFS	(10,646)	(6,732)
Net (increase) decrease in loans	24,966	2,552
Sales of other real estate owned	865	0
Acquisition of premises and equipment, net	(71)	95

Net cash provided by investing activities	22,948	15,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	9,711	(26,698)
Net increase (decrease) in borrowings	(1,023)	2,109
Net increase (decrease) in repurchase agreements	0	(5,000)
Repayment of notes payable	(250)	0
Purchase of advances from FHLB	55,495	7,001
Repayments of advances from FHLB	(58,221)	(8,024)
Net proceeds from stock issuance and purchase	72	213

Net cash provided by (used in) financing activities	5,784	(30,399)

Net Change in Cash and Cash Equivalents	$27,450	$(10,046)
Change in cash and cash equivalents of held for sale operations	2,569	(2,231)

Cash and cash equivalents — Beginning	$13,626	$27,041

Cash and cash equivalents — Ending	$43,645	$14,764

Cash paid for:
Interest	$5,655	$7,690
Income Taxes	$3,715	$0
Noncash Disclosures:
Transfers from loans to other real estate	$750	$2,892

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000s Omitted)	2009	2008	2009	2008

Net loss	$(15,364)	$(2,168)	$(17,023)	$(2,797)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	900	(706)	237	193
Impairment loss recognized during period	(200)	(35)	(200)	(610)

Other comprehensive income (loss)	1,100	(741)	37	(417)

Comprehensive income (loss)	$(14,264)	$(2,909)	$(16,986)	$(3,214)

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements at December 31, 2008, June 30, 2008 and June 30, 2009 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. The transaction is expected to close during the third quarter of 2009. At June 30, 2009, Davison had assets of $42.7 million, loans of $27.4 million; deposits of $37.8 million, equity of $2.6 million and a year-to-date net loss of $842,000. The agreement calls for consideration to be received of $3.0 million plus or minus certain closing equity adjustments. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. The agreement also provides for a termination payment of $150,000 if either party breaches the agreement. This transaction will have minimal impact to 2009 core earnings due to the proportionate size of Davison State Bank. The Corporation projects cost savings for the fourth quarter of 2009 and beyond, as a result of this transaction.
Financial statements are presented with held for sale operations sequestered on the balance sheet and income statement. The presentations have been updated for June 30, 2009, December 31, 2008 and June 30, 2008 to reflect the held for sale operations results.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

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

The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price

Options outstanding at December 31, 2008	26,597	$29.85
Options granted 2009	0	$0.00
Options forfeited 2009	(2,350)	$30.52

Options outstanding at June 30, 2009	24,247	$29.78

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
New Accounting Pronouncements:
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have an impact on the Corporation’s results of operations or financial position.
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
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation adopted this FSP in the second quarter. The adoption did not have any effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Corporation adopted this FSP in the second quarter. The adoption did not have any effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation adopted this FSP in the second quarter and the relevant disclosures have been added to Note 3.
Recently Issued and Not Yet Effective Accounting Standards:
In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. The objective of this statement is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS #157, “Fair Value measure for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP on January 1, 2009 did not have a material impact on our consolidated financial statements.

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events. This SFAS adopts part of the auditing literature regarding subsequent event transactions into the accounting standards. Though the criteria used to measure subsequent events did not change, the relevant terms of Type 1 and Type 2 subsequent events were changed to ‘recognized subsequent events’ and ‘nonrecognized subsequent events’ respectively. This standard also requires public companies to disclose the date upon which subsequent events were measured, which is the date the financial statements are filed with the Securities and Exchange Commission (SEC).
The Corporation evaluated subsequent events as of and through the date August 14, 2009.
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets	Observable	Unobservable
			for Identical	Inputs	Inputs
(000s omitted)		Total	Assets (Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	June 30, 2009	$51,483	$12	$51,471	$0
Available for sale securities	December 31, 2008	$47,065	$9	$45,827	$1,229

NOTE 3 — FAIR VALUE (Continued)
Level 1 assets are comprised of investments in other financial institutions, which are publicly traded on the open market.
Level 2 assets are comprised of available for sale securities including, U.S. Treasuries, Government Agencies and Municipal Securities.
Level 3 assets are comprised of investments in other financial institutions including DeNovo banks.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(000s omitted)	Asset	Liability	Total
Beginning balance, Jan. 1, 2009	$1,229	$0	$1,229
Total gains or losses (realized / unrealized)
Included in earnings
Loss on security impairment	(200)	0	(200)
Included in other comprehensive income	356	0	356
Purchases, issuances, and settlements
Transfers in and / or out of Level 3	(1,385)	0	(1,385)

Ending balance, June 30, 2009	$0	$0	$0
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

			Fair Value Measurements Using
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
			Assets	Inputs	Inputs
(000s omitted)		Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	June 30, 2009	$26,693	$0	$0	$26,693
Other real estate owned	June 30, 2009	$22	$0	$0	$22

Impaired loans	December 31, 2008	$19,970	$0	$0	$19,970
The following represent impairment charges recognized during the period:
At June 30, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $35,208,000 with a valuation allowance of

NOTE 3 — FAIR VALUE (Continued)
$8,465,000 resulting in an additional provision for loan losses of $7,156,000 for the period. This is compared to December 31, 2008 when the fair value of the collateral dependent impaired loans was $29,090,000 with a valuation allowance of $5,642,000.
At June 30, 2009, other real estate owned measured at fair vale using collateral valuation methods (Level 3 inputs) has a carrying value of $22,000. During the period ended June 30, 2009, other real estate owned incurred valuation losses totaling $119,000.
Carrying amount and estimated fair value of financial instruments, not previously presented, at year end were as follows:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
(000s omitted)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$43,645	$43,645	$13,626	$14,764
Securities — held to maturity	5,654	5,657	6,765	6,784
FHLB stock	1,900	n/a	1,900	n/a
Loans held for sale	1,136	1,136	690	448
Loans	398,971	377,835	429,038	408,387
Accrued interest receivable	1,996	1,996	2,231	2,231

Liabilities:
Deposits	$479,075	$451,013	$469,364	$433,398
Short-term borrowings	477	477	1,500	1,500
FHLB advances	9,981	9,709	12,707	12,505
Subordinated debentures	14,000	13,810	14,000	14,061
Accrued interest payable	763	763	590	590
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.
Securities (including mortgage-backed securities)
Fair values for securities held to maturity are based on similar information previously presented for securities available for sale.
FHLB Stock
It was not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.
Loans held for sale
The market value of these loans represents estimated fair value. The market value is determined in the aggregate on the basis of existing forward commitments or fair values attributable to similar loans.

NOTE 3 — FAIR VALUE (Continued)
Loans
For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analysis. The carrying amount of accrued interest receivable approximates its fair value.
Off-balance-sheet instruments
The fair value of off-balance sheet items is not considered material.
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
Note Payable
The carrying amount of the note payable approximates its fair value.
FHLB advances
Rates currently available for FHLB debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.
Repurchase agreements
Rates currently available for repurchase agreements with similar terms and remaining maturities are used to estimate the fair value of the existing repurchase agreements.
Subordinated Debentures
The estimated the fair value of the existing subordinated debentures is calculated by comparing a current market rate for the instrument compared to the book rate. The difference between these rates computes the fair value.
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

NOTE 4 — SECURITIES
The following table summarizes the amortized cost and fair value of the available for sale and held to maturity securities portfolio at June 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

(000s omitted)		Gross	Gross
Available for Sale	Amortized	Unrecognized	Unrecognized
2009	Cost	Gains	Losses	Fair Value
U.S. Government & federal agency	$9,574	$105	$(136)	$9,543
State and municipal	7,873	46	(102)	7,817
Mortgage-backed — residential	16,817	239	(32)	17,024
Collateralized mortgage obligations	16,698	113	(1,612)	15,199
Equity securities	2,362	10	(472)	1,900

	$53,324	$513	$(2,354)	$51,483

(000s omitted)		Gross	Gross
Held to Maturity	Amortized	Unrecognized	Unrecognized
2009	Cost	Gains	Losses	Fair Value
State and municipal	$5,652	$38	$(35)	$5,655
Mortgage-backed — residential	2	0	0	2

	$5,654	$38	$(35)	$5,657

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities at June 30, 2009 were as follows:

	Available for Sale
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$8,420	$8,441
Due from one to five years	3,750	3,714
Due from five to ten years	4,777	4,695
Due after ten years	500	511
Mortgage-backed securities	16,820	17,023
Collateralized mortgage obligations	16,698	15,199
Equity securities	2,362	1,900

	$53,327	$51,483

	Held to Maturity
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$570	$572
Due from one to five years	2,818	2,836
Due from five to ten years	2,264	2,247
Due after ten years	0	0
Mortgage-backed securities	2	2

	$5,654	$5,657

At June 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
Securities with unrealized losses at June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:
2009

Available for Sale	Less than 12 Months		12 Months or More		Total
(000s omitted)
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss
US Government & federal agency	$3,438	$(136)	$0	$0	$3,438	$(136)
State & municipal	2,357	(102)	0	0	2,357	(102)
Mortgage-backed	4,346	(32)	0	0	4,346	(32)
Collateralized mortgage obligations	8,437	(69)	4,976	(1,543)	13,413	(1,612)
Equity securities	0	0	1,900	(472)	1,900	(472)

Total available for sale	$18,578	$(339)	$6,876	$(2,015)	$25,454	$(2,354)

2009

Held to Maturity	Less than 12 Months		12 Months or More		Total
(000s omitted)
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss
State & municipal	$1,015	$(35)	$0	$0	$1,015	$(35)
Mortgage-backed	0	0	0	0	0	0

Total held to maturity	$1,015	$(35)	$0	$0	$1,015	$(35)

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
As of June 30, 2008, the Corporation had $1,999 in proceeds from the sales of securities and no gain or loss on securities. As of June 30, 2009, the Corporation had no proceeds from the sale of securities.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.
In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of June 30, 2009, the Corporation’s security portfolio consisted of 65 securities, 49 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMO’s) and equity securities, as discussed below:
Collateralized Mortgage Obligations (CMO’s) and Equity Securities
The Corporation’s unrealized losses relate primarily to its investment in collateralized mortgage obligation securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities.
Management’s analysis of nine of these investments falls within the scope of EITF 99-20 and includes $16.7 million book value of collateralized mortgage obligations (CMOs). The majority of these securities were issued by U.S. government sponsored agencies, Ginnie Mae and Federal Home Loan Bank. In addition, the portfolio contains three private label securities. For private label securities, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. Management reviews payment streams, delinquency ratios, geographic distribution, ratings and general market conditions. Following the June 30, 2009 analysis, managements review did not indicate other-than-temporary impairment on these securities.
On a quarterly basis, management reviews the Corporation’s investment in equity securities. Management reviews current market prices on publicly traded equity securities and compares the current price to the book price. Any difference is adjusted as a temporary valuation difference, unless other resources provide other information. Equity securities that are not publicly traded receive a multi-faceted review utilizing call report data. Management reviews such performance indicators as earnings, ROE, ROA, non-performing assets, brokered deposits and capital ratios. Management draws conclusions from this information, as well as any published information or trading activity received from the individual institutions, to assist in determining if a temporary valuation adjustment is warranted. The equity securities portfolio has an amortized cost of $2,362,000. Currently, the equity securities have a net unrecognized loss of $472,000, for a fair value of $1,900,000. As of the end of the second quarter, management performed its review and determined that an other than temporary impairment was necessary on one equity security in the portfolio. The determination was made based on the age of the denovo, unfavorable changes in performance of their loan portfolio and decreases in capital ratios. The impairment taken on the individual security totaled $200,000. The remaining securities in the portfolio do not hold other-than-temporary impairment.
Other Securities
At June 30, 2009, approximately 88% of the mortgage-backed securities held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
The Corporation’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a market value of $5.0 million which had unrealized losses of approximately $1.6 million at June 30, 2009. The Corporation monitors to insure it has adequate credit support and as of June 30, 2009, the Corporation believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.
NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Major categories of loans at June 30, 2009 and December 31, 2008, are as follows:

(000s omitted)	June 30, 2009	December 31, 2008
Commercial	$278,224	$289,523
Real estate — construction	37,028	48,777
Real estate — mortgage	33,050	37,828
Consumer	50,669	52,910

	398,971	429,038
Less allowance for loan losses	13,970	10,455

	$385,001	$418,583

The Corporation has originated primarily residential and commercial real estate loans, commercial, construction and installment loans. The Corporation estimates that the majority of their loan portfolio is based in Genesee, Oakland and Livingston counties within southeast Michigan; in Kent and Ottawa counties in west Michigan, with the remainder of the portfolio distributed throughout Michigan. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Activity in the allowance for loan losses, for the six month periods ended June 30, 2009 and June 30, 2008 is as follows:

(000s omitted)	June 30, 2009	June 30, 2008
Balance, January 1,	$10,455	$7,592
Provision for loan losses	9,366	4,455
Loans charged off	(5,958)	(929)
Loan recoveries	107	262

Balance, end of period	$13,970	$11,380

Activity in the allowance for loan losses, for the three month periods ended June 30, 2009 and June 30, 2008 is as follows:

(000s omitted)	June 30, 2009	June 30, 2008
Balance, April 1,	$11,405	$8,325
Provision for loan losses	7,711	3,475
Loans charged off	(5,194)	(500)
Loan recoveries	48	80

Balance, end of period	$13,970	$11,380

Loan impairment is measured by valuing the underlying collateral or by estimating the expected future cash flows and discounting them at the respective effective interest rate. The recorded investment in these loans is as follows at June 30:

(000s omitted)	June 30, 2009	December 31, 2008
Period end loans not requiring allocation	$15,205	$19,086
Period end loans requiring allocation	35,208	29,090

	$50,413	$48,176

Amount of the allowance for loan losses allocated	$8,465	$5,642
Nonaccrual loans and loans past due 90 days still on accrual were as follows:

(000s omitted)	June 30, 2009	December 31, 2008
Loans past due over 90 days still on accrual	$15	$667
Renegotiated loans	$108	$942
Nonaccrual loans	$23,872	$24,325
Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 6 — INCOME TAXES
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at June 30, 2009. The deferred tax position has been impacted by several significant transactions in the past few years. These transactions included other than temporary impairment write-offs of certain investments, goodwill impairment, and continued elevated levels of provision for loan losses. As a result, the Corporation is in a cumulative loss position over the past few years and under the applicable accounting guidance, has concluded that it is not “more likely than not” that we will be able to realize our deferred tax assets and accordingly have established a full valuation allowance against our deferred tax asset at June 30, 2009. As a result, our net deferred tax asset of $6.6 million at December 31, 2008 has decreased to $0 at June 30, 2009. The valuation allowance will be analyzed quarterly for changes affecting the deferred tax assets, and as financial conditions improve and we return to consistent profitability, it may be reduced or eliminated.
NOTE 7 — EARNINGS PER COMMON SHARE
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000s omitted except share and per share data)	2009	2008	2009	2008
Basic
Net loss	$(15,364)	$(2,168)	$(17,023)	$(2,797)

Weighted average common shares outstanding	2,196,743	2,172,177	2,191,940	2,169,692

Outstanding
Basic loss per common share	$(6.99)	$(1.00)	$(7.77)	$(1.29)

Diluted
Net loss	$(15,364)	$(2,168)	$(17,023)	$(2,797)

Weighted average common shares outstanding for basic earnings per common share	2,196,743	2,172,177	2,191,940	2,169,692
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Average shares and dilutive potential common shares	2,196,743	2,172,177	2,191,940	2,169,692

Diluted loss per common share	$(6.99)	$(1.00)	$(7.77)	$(1.29)

There were no stock options for the three or six month periods ended June, 2009 or 2008 that were dilutive, as a result of the net loss for both periods.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
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
NOTE 9 — HELD FOR SALE OPERATIONS
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. The transaction is expected to close during the third quarter of 2009. At June 30, 2009, Davison had assets of $42.7 million, loans of $27.4 million; deposits of $37.8 million, equity of $2.6 million and a year-to-date net loss of $842,000. The agreement calls for consideration to be received of $3.0 million plus or minus certain closing equity adjustments. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. The agreement also provides for a termination payment of $150,000 if either party breaches the agreement. This transaction will have minimal impact to 2009 core earnings due to the proportionate size of Davison State Bank. The Corporation projects cost savings for the fourth quarter of 2009 and beyond, as a result of this transaction.

A condensed balance sheet of held for sale operations is presented below for the periods ended June 30, 2009 and December 31, 2008. A condensed statement of income of held for sale operations are presented for the three and six months ended June 30, 2009 and June 30, 2008.
DAVISON STATE BANK
CONDENSED BALANCE SHEET OF HELD FOR SALE OPERATIONS
(Unaudited)

	June 30,	Dec 31,
(000s omitted)	2009	2008
ASSETS
Cash and cash equivalents	$5,164	$7,327
Securities — available for sale	7,195	5,657
Securities — held to maturity	1,190	1,190
Loans, net of allowance ($652-2009, $1,318-2008)	26,757	28,954
Other assets	2,406	2,522

Total assets	$42,712	$45,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$8,552	$9,361
Interest bearing	29,295	31,004

Total deposits	37,847	40,365
Federal Home Loan Bank advances	2,000	2,000
Accrued taxes, interest and other liabilities	295	(191)
Shareholders’ equity	2,570	3,476

Total liabilities and shareholders’ Equity	$42,712	$45,650

DAVISON STATE BANK
CONDENSED STATEMENT OF INCOME OF HELD FOR SALE OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

(000s omitted)	2009	2008	2009	2008

Interest income	$513	$664	$1,062	$1,377
Interest expense	171	237	359	529

Net interest income	342	427	703	848
Provision for loan losses	156	336	155	437

Net interest income after provision for loan losses	186	91	548	411

Non-interest income	141	181	263	338
Non-interest expense	490	595	977	1,093

Loss before federal income tax	(163)	(323)	(166)	(344)

Federal income tax expense/(benefit)	676	(116)	676	(127)

Net loss	$(839)	$(207)	$(842)	$(217)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities, carrying value of deferred tax assets and other financial instruments.
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
Results of Operations
The Corporation posted a loss of $15,364,000 for the three months ended June 30, 2009 versus a loss of $2,168,000 for the same period in 2008. Significant charges in the second quarter included the establishment of a $5,998,000 valuation reserve for deferred taxes, provision for loan losses of $7,711,000, and the write off of the Corporation’s remaining investment in an Arizona bank of $874,000.
Note 6 discussed the required establishment of a reserve against deferred tax assets, i.e. future tax deductions. The Corporation recognized a reserve of $5,998,000 at the end of the second quarter of 2009. Management believes cost reduction initiatives along with the sale of Davison State Bank and aggressive loan and deposit pricing will return the Corporation to profitability in future quarters. The markets in which the Corporation operates, however, have not shown signs of recovery as evidenced by the $7,711,000 in provision for loan losses for the quarter. The possibility of further loan losses coupled with the Corporation’s losses the last three years creates uncertainty regarding the usability of these deferred tax assets. In uncertain situations, accounting rules require these assets to be offset by a reserve, which is the action taken by the Corporation during the quarter. In future periods, if it becomes more likely these assets can be utilized the Corporation can write them back onto the books. Evidence to substantiate the transaction would include several consecutive quarters and/or years of profitability, an increase in the value of certain capital investments and an improvement in the Michigan economy.
As briefly described above, the Corporation provided an additional $7,711,000 of provision for loan losses in the second quarter of 2009. The total provision for the first six months of 2009 is $9,366,000. This is compared to $3,475,000 in the second quarter of 2008 and $4,455,000 for the first six months of 2008. Lower appraised values for loans in the Corporation’s substandard category and softness in the commercial real estate market were significant factors behind the additional provision amounts.
In 2007, the Corporation invested in an Arizona bank to diversify outside the Michigan market. The Arizona economy has experienced similar economic conditions as Michigan, raising concerns regarding the financial liability of the Arizona bank. As a result, the Corporation elected to write off the remaining investment in the Arizona bank. The second quarter write off of $874,000 brings the 2009 total charges to $1,360,000.

On March 17, 2009, the Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private non-affiliated, investor group. The transaction is expected to close during the third quarter of 2009. In the first quarter of 2009, the Corporation recorded, in other operating expenses, an estimated loss on the sale of $700,000 along with estimated sale related expenses of $150,000. In accordance with accounting rules, Davison State Bank is now deemed an “operation held for sale”. In addition, Davison State Bank’s results have been excluded from current period results and prior period results have been restated to exclude their results as well. Operating results for Davison State Bank are detailed in Note 8. The Corporation’s net income includes a line item after Net Loss from Continuing Operations to account for Davison State Bank’s performance in 2008 and 2009.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended June 30, 2009, the Corporation’s return on average assets (annualized) was (10.63%) compared to (1.45%) for the same period in 2008. For six months ended June 30, 2009, the Corporation’s return on average assets (annualized) was (5.89%) compared to (0.92%) for the same period in 2008. Net loss per share, basic and diluted, was ($6.99) in the second quarter of 2009 compared to ($1.00) net loss per share basic and diluted for the same period in 2008. Net loss per share — basic and diluted was ($7.77) for the six month period ended June 30, 2009 compared to ($1.29) net loss per basic and diluted share for the same period in 2008.
Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2009 and 2008 are summarized in Table 2. Table 3 summarizes net interest income, average balances and yields on major categories of interest-earning assets and interest-earning liabilities for the three months ended June 30, 2009 and 2008. The effects of changes in average interest rates and average balances are detailed in Table 1 below.
Table 1

	SIX MONTHS ENDED
	JUNE 30,
	2009 COMPARED TO 2008
	INCREASE (DECREASE)
	DUE TO
			YIELD/
(000s omitted)	TIME	VOL	RATE	TOTAL

Taxable securities	$(6)	$(235)	$5	$(236)
Tax-exempt securities (1)	(2)	(13)	58	43
Federal funds sold	(1)	(107)	0	(108)

Total loans (1)	(79)	(573)	(1,234)	(1,886)
Loans held for sale	0	15	(9)	6

Total earning assets	(88)	(913)	(1,180)	(2,181)

Interest bearing demand deposits	(4)	(50)	(291)	(345)
Savings deposits	(2)	(5)	(122)	(129)
Time CD’s $100,000 and over	(19)	(280)	(367)	(666)
Other time deposits	(13)	136	(566)	(443)
Other borrowings	(5)	(162)	(140)	(307)

Total interest bearing liabilities	(43)	(361)	(1,486)	(1,890)

Net Interest Income	$(45)	$(552)	$306	$(291)

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

As indicated in Table 1, during the six months ended June 30, 2009, net interest income decreased $291,000 compared to the same period in 2008. Total average earning assets declined 7.2% in balances year-over-year and resulted in a 6.9% decline in yield on these assets. Management was successful in offsetting this lost income by reducing average interest rates on interest bearing liabilities. Management reduced the cost of interest bearing liabilities from 3.44% at June 30, 2008 to 2.71% at June 30, 2009. This is a 21.2% reduction in rate when comparing the two periods. As indicated in Table 2, the Corporation’s net interest margin (with consideration of full tax equivalency) improved to 3.35% compared to 3.22% for the same period in 2008, as a result of management’s strategy.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 2009 and 2008 are shown in Table 3. Net interest income for the three months ended June 30, 2009 was $3,710,000, a decrease of $415,000, or 10.0%, over the same period in 2008. The decrease is due to a decrease in balances of earning assets of 6.92% as well as a decrease of 6.91% in their average yield. During this same period, interest bearing liability rates decreased 16.0%. Management reduced interest bearing liability rates from 3.18% to 2.67% during the three month period. The Corporation’s net interest margin (with consideration of full tax equivalency), decreased to 3.18% for the quarter ended June 30, 2009 when compared with 3.29% for the same time in 2008. While maintaining average balances, management has been successful in reducing offering rates on interest bearing accounts including demand, savings and certificates of deposit.
Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.
Average earning assets decreased 7.2% or approximately $36,883,000 comparing the six months of 2009 to the same time period in 2008. Loans, the highest yielding component of earning assets, represented 88.5% of earning assets in 2009 compared to 85.5% in 2008. Average interest bearing liabilities decreased 4.0% or $18,280,000 comparing the first six months of 2009 to the same time period in 2008. Non-interest bearing deposits amounted to 14.1% of average earning assets in the first six months of 2009 compared with 12.6% in the same time period of 2008. For the second quarter of 2009 compared to 2008, average earning assets decreased 6.9% or $34,850,000. The largest decrease was in the loan portfolio as the Banks continued to reduce loan outstandings as well as loans moving into non-performing assets. Loans decreased 5.1% or $22,386,000 comparing the second quarter of 2009 to the second quarter of 2008. Loans represented 88.4% of earning assets in 2009 compared to 86.7% in 2008. Average interest bearing liabilities decreased $4,782,000 or 1.1% comparing the second quarter of 2009 to 2008. Non-interest bearing liabilities were 14.7% of average earning assets for the second quarter of 2009 versus 13.1% in the second quarter of 2008.
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

Table 2 Average Balance and Rates

	SIX MONTHS ENDED JUNE 30
	2009			2008
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$36,818	$759	4.16%	$47,552	$983	4.16%
State and Political (1)	14,143	429	6.11%	14,666	386	5.30%
Other	3,526	50	2.86%	4,913	62	2.54%

Total Securities	54,487	1,238	4.58%	67,131	1,431	4.29%
Fed Funds Sold	0	0	0.00%	7,279	108	2.98%
Loans:
Commercial	328,220	9,777	6.01%	343,374	11,247	6.59%
Tax Free (1)	2,724	85	6.39%	1,995	64	6.41%
Real Estate-Mortgage	36,339	1,117	6.20%	37,672	1,202	6.42%
Consumer	51,693	1,465	5.72%	53,430	1,817	6.84%

Total loans	418,976	12,444	5.99%	436,471	14,330	6.60%
Allowance for Loan Losses	(10,772)			(8,072)
Net Loans	408,204	12,444	6.15%	428,399	14,330	6.73%

Loans Held for Sale	1,979	48	4.89%	1,444	42	5.85%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$475,442	$13,730	5.82%	$512,325	$15,911	6.25%

Cash Due from Banks	27,794			13,387
Assets of held for sale operations	44,138			45,697
All Other Assets	41,605			47,541

TOTAL ASSETS	$578,207			$610,878

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$87,954	$411	0.94%	$94,234	$756	1.61%
Savings Deposits	73,027	205	0.57%	74,069	334	0.91%
Time CD’s $100,000 and Over	130,946	2,795	4.30%	142,498	3,461	4.88%
Other Time CD’s	114,204	1,815	3.20%	107,708	2,258	4.22%

Total Deposits	406,131	5,226	2.59%	418,509	6,809	3.27%
Other Borrowings	27,093	602	4.48%	32,995	909	5.54%

INTEREST BEARING LIABILITIES	$433,224	$5,828	2.71%	$451,504	$7,718	3.44%

Non-Interest bearing — DDA	66,897			64,612
Liabilities of held for sale operations	40,845			41,734
All Other Liabilities	1,853			3,230
Shareholders’ Equity	35,388			49,798

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$578,207			$610,878

Net Interest Rate Spread			3.11%			2.81%

Net Interest Income /Margin		$7,902	3.35%		$8,193	3.22%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED JUNE 30,
	2009			2008
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$37,664	$383	4.08%	$44,775	$468	4.19%
State and Political (1)	13,889	209	6.04%	14,631	218	6.00%
Other	2,905	7	0.79%	4,674	32	2.67%

Total Securities	54,458	599	4.41%	64,080	718	4.50%
Fed Funds Sold	0	0	0.00%	2,842	15	2.12%
Loans:
Commercial	323,183	4,693	5.82%	342,898	5,371	6.30%
Tax Free (1)	2,697	44	6.53%	1,981	32	6.46%
Real Estate-Mortgage	36,957	525	5.70%	37,097	590	6.40%
Consumer	49,295	730	5.94%	53,495	872	6.56%

Total loans	412,132	5,992	5.83%	435,471	6,865	6.34%
Allowance for Loan Losses	(11,101)			(8,340)
Net Loans	401,031	5,992	5.99%	427,131	6,865	6.46%

Loans Held for Sale	1,870	23	4.93%	917	14	6.14%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$468,460	$6,614	5.66%	$503,310	$7,612	6.08%

Cash Due from Banks	38,776			12,790
Assets of held for sale operations	43,405			44,284
All Other Assets	41,224			47,039

TOTAL ASSETS	$580,764			$599,083

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$85,972	$194	0.91%	$94,843	$322	1.37%
Savings Deposits	76,644	111	0.58%	74,678	145	0.78%
Time CD’s $100,000 and Over	129,979	1,381	4.26%	131,980	1,563	4.77%
Other Time CD’s	118,665	927	3.13%	104,749	1,034	3.97%

Total Deposits	411,260	2,613	2.55%	406,250	3,064	3.03%
Other Borrowings	24,406	291	4.78%	34,198	423	4.97%

INTEREST BEARING LIABILITIES	$435,666	$2,904	2.67%	$440,448	$3,487	3.18%

Non-Interest bearing — DDA	68,798			65,830
Liabilities of held for sale operations	40,334			40,314
All Other Liabilities	1,798			2,747
Shareholders’ Equity	34,168			49,744

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$580,764			$599,083

Net Interest Rate Spread			2.99%			2.90%

Net Interest Income /Margin		$3,710	3.18%		$4,125	3.29%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Allowance and Provision For Loan Losses
The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. While the Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans, the loan portfolio has a concentration connected with commercial real estate, construction and land development loans. Specific strategies have been deployed to reduce the concentration level and limit exposure to this type of lending in the future. The Michigan economy, employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets.”
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
At June 30, 2009, the allowance was $13,970,000, or 3.50% of total loans compared to $10,455,000, or 2.44%, at December 31, 2008, increasing the allowance $3,515,000 during the first six months of 2009. Non performing loan levels, discussed later, increased during the period and net charge-offs have increased to $5,851,000 during the first six months of 2009 compared to $667,000 during the first six months of 2008. Management has reviewed historical losses and following analysis of those losses, believes that the allowance is appropriate given identified risk in the loan portfolio based on asset quality.
Table 4 below summarizes loan losses and recoveries for the first six months of 2009 and 2008. During the first six months of 2009, the Corporation experienced net charge-offs of $5,851,000 or 1.46% of gross loans compared with net charge-offs of $667,000 or .16% of gross loans in the first six months of 2008. The provision for loan loss was $9,366,000 in the first six months of 2009 and $4,455,000 for the same time period in 2008. As a result of continuing credit quality deterioration and the review of historical losses by loan type, additional provision for loan losses was taken in the first and second quarters of 2009. The substantial increase in provision for loan loss was to provide specific reserves for non-performing construction and land development loans, increased charge-offs and continuing decline in the Michigan economy.
Davison State Bank had net charge-offs of $821,000 in the first six months of 2009 and $155,000 of loan loss provision for the first six months of 2009.

Table 4 Analysis of the Allowance for Loan Losses

	Six Months Ended June 30,
(000s omitted)	2009	2008

Balance at Beginning of Period	$10,455	$7,592

Charge-Offs:
Commercial, Financial and Agriculture	(5,063)	(629)
Real Estate-Mortgage	(477)	(88)
Installment Loans to Individuals	(418)	(212)

Total Charge-Offs	(5,958)	(929)
Recoveries:
Commercial, Financial and Agriculture	60	201
Real Estate-Mortgage	3	0
Installment Loans to Individuals	44	61

Total Recoveries	107	262

Net Charge-Offs	(5,851)	(667)
Provision	9,366	4,455

Balance at End of Period	$13,970	$11,380

Ratio of Net Charge-Offs to Gross Loans	1.46%	0.16%
Non-Interest Income
Non-interest income decreased during the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to the decrease in service charges on deposits; trust and investment services income and the write-off of the remaining investment in Valley Capital Bank. Overall non-interest income, of continuing operations, was $826,000 for the three months ended June 30, 2009 compared to $1,372,000 for the same period in 2008. This represents a decrease of 39.8%. On a year to date basis, non-interest income at June 30, 2009 was $1,965,000 compared with $2,773,000 at June 30, 2008. This represents a decrease of 29.1%.
The most significant category of non-interest income is service charges on deposit accounts. These fees from continuing operations were $480,000 in the second quarter of 2009, compared to $595,000 for the same period of 2008. This represents a decrease of 19.3% from year to year. The decrease is a result of a decrease in NSF charges as customers have become more mindful of the usage of the overdraft privilege product. On a year to date basis, service charges on deposits accounts decreased 24.8% to $917,000 at June 30, 2009.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market increased 177.0% to $277,000 in the second quarter of 2009 compared to $100,000 for the same period in 2008. As market conditions continue to be favorable for mortgage rates, consumers in the market have flocked to refinance their homes, taking advantage of historically low rates. Management sees this as a short term rise in mortgage refinance and believes that it will taper off as the year continues. On a year to date basis, the gain on the sale of mortgage loan has increased 134.9% over the first six months of 2008.
Trust, investment and financial planning services income decreased $53,000 or 10.3% in the second quarter of 2009 compared to the same period in the prior year. A portion of the decrease is a result of the decline in market values in which funds are invested into, and income is earned from. In addition, as many consumers have feared market conditions, they have withdrawn their brokerage relationships, thus impacting income. On a year to date basis, trust and wealth management income has decreased 14.9% compared to 2008.
Other operating income decreased by $556,000 or 345.3% in the second quarter of 2009 compared to the same time period in 2008. The primary driver of the decrease was a loss on the equity investment. A partial offset of $150,000 can be associated with the collection of building rent from a property now owned by one of the subsidiary banks. Drawing from those increases, the Banks recognized slightly larger losses on sales of real estate owned and a reduced collection of fees from servicing other institutions. The Corporation also realized an $874,000 loss on its equity investment in Valley Capital Bank headquartered in Mesa, Arizona. This is compared to a $290,000 loss in the second quarter of 2008. Valley Capital Bank is experiencing the same economic pressure as other financial institutions resulting in an increased loan loss provision and other real estate expenses. Accordingly, the Corporation has recognized a complete write-off of the investment due to continued losses and troubled assets. In addition, one of the Banks received proceeds from a bank owned life insurance policy providing a benefit of $203,000, in the first quarter of 2009.
Non-Interest Expense
Total non-interest expense, from continued operations, increased 8.0% to $5,312,000 in the three months ended June 30, 2009, compared with $4,920,000 in the same period of 2008. The increase can be attributed to increases in loan and collection costs of $712,000, related to other real estate owned (ORE), a special assessment charge from the FDIC of $255,000 and the other-than-temporary impairment of an equity security of $200,000. Partially offsetting these increases were decreases in salary and benefits costs, and reductions in occupancy and furniture and equipment expenses. On a year to date basis, non-interest expense increased 7.9% versus last year through June 30, 2009. In addition to the items that occurred in the quarter, as mentioned above, the year-to-date increase was largely attributed to the estimated loss on sale of Davison State Bank of $700,000 and an additional $150,000 in estimated transaction costs in conjunction with an agreement to sell this bank.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $2,071,000 in the second quarter of 2009, compared with $2,767,000, or a decrease of 25.2%, for the same time period in 2008. The decrease in cost was due to strategic staff reduction, pay reductions for all staff, elimination of performance incentive payments and reduction of retirement benefits for all employees. On a year to date basis, salary and benefit costs have decreased 17.3%.
Occupancy expenses, at $447,000, decreased in the three months ended June 30, 2009 compared to the same period in 2008 by $45,000 or 9.1%. The expenses decreased $47,000 or 4.7% from year-to-year as management worked to reduce expenses through contract and service negotiation.
During the three months ended June 30, 2009, furniture and equipment expenses were $403,000 compared to $508,000 for the same period in 2008, a decrease of 20.7%. This is the result of decreases, totaling $105,000, in depreciation on furniture and equipment, as some items have become fully depreciated. The decreases were partially offset by increases to rental and maintenance of furniture and equipment. Management continues to scrutinize vendors to improve contract terms and ensure that only necessary services are being paid for. On a year to date basis, furniture and equipment expenses decreased $152,000 or 15.5%.
Loan and collection expenses, from continuing operations, at $933,000, were up $712,000 or 322.2% during the three months ended June 30, 2009 compared to the same time period in 2008. The increase was primarily attributable to an increase in other loan expense relating to other real estate owned, in the form of property taxes and property maintenance. As the Banks continue to become owners of these properties, resulting from the unfavorable changing economy in Michigan, we anticipate these expenses to be above desired levels until the economic situation begins to become more favorable. On a year to date basis, loan and collection expenses increased $949,000 or 257.2%.
Advertising expenses of $47,000 in the three months ended June 30, 2009 decreased 63.8% compared with $130,000 for the same period in 2008. The Corporation has taken a close review of how advertising, sponsorship and donation funds are shared with the community. As a result, we have reduced our advertising in local markets and reduced sponsorships of community events, while still remaining a participating sponsor. On a year to date basis, advertising expenses decreased $127,000 or 59.1%.

At the end of the second quarter, the Corporation evaluated the performance of the equity securities which it holds. Management concluded that the performance of the institution, which is a late phase denovo, should have improved greater than results show. From the analysis, a $200,000 permanent write down of one of the securities was taken.
Other operating expenses, from continued operations, were $1,211,000 in the three months ended June 30, 2009 compared to $766,000 in the same time period in 2008, an increase of $445,000 or 58.1%. The main reason for the increase is the special assessment from the FDIC, which totaled $255,000. We understand the FDIC might impose an additional special assessment later in 2009. The special assessment along with the continued significant increase in traditional FDIC assessments makes up the majority of the increase. Offsetting these increases were reductions in transportation expense, director fees, ATM/Debit card expenses, dues and memberships, conferences and education and other losses.
In addition, during the first quarter of 2009, the Corporation recorded a preliminary loss on the sale of Davison State Bank of $700,000, along with the accrual of $150,000 in related transaction costs in conjunction with an agreement to sell this bank. The sale is expected to close later in 2009.
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
The Corporation’s total assets were $569 million at June 30, 2009 compared to total assets of $579 million at December 31, 2008. This includes assets from discontinued operations of $43 million at June 30, 2009 and $46 million at December 31, 2008. Loans comprised 70.2% of total assets at June 30, 2009 compared to 74.2% at December 31, 2008. Loans shrank $30.0 million during the first six months of 2009. On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 14.5% at June 30, 2009 and 13.7% at December 31, 2008. Interest bearing deposit liabilities totaled $409.8 million at June 30, 2009 compared to $405.0 million at December 31, 2008. Total deposits increased $9.7 million with non-interest bearing demand deposits increasing $4,906,000 and interest bearing deposits increasing $4,805,000. Short-term borrowings decreased $1,023,000 due to the decrease in treasury tax and loan payments outstanding at the end of the two periods. FHLB advances decreased $2.7 million comparing the two periods.
Bank premises and equipment decreased $510,000 to $16.4 million at June 30, 2009 compared to $16.9 million at December 31, 2008. The decrease was a result of normal depreciation.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure. Table 5 reflects the levels of these assets at June 30, 2009 and December 31, 2008.
Non-performing assets increased from December 31, 2008 to June 30, 2009. The increase of $1,019,000 was primarily due to increased levels of non-accrual loans and REO-in-Redemption. Non-accrual loans increased $1,298,000 to $23,872 and REO-in-redemption increased $1,281,000 to $1,671,000. Loans past due 90 days or more and still accruing decreased dramatically as balances moved into non-accrual loans. Non-accrual loans increased $1,298,000, when compared to December 31, 2008 due to additional deterioration in loan repayment abilities of borrowers. REO-in-Redemption balance is comprised of three commercial properties and six residential properties for a total of $1,671,000 at June 30, 2009. Marketability of these properties is dependent on the real estate market. Renegotiated loans decreased $834,000 from December 31, 2008 to a total of $108,000 at June 30, 2009.
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
Davison State Bank had non-performing loans of $2,565,000 and non-performing assets of $2,885,000 at June 30, 2009, compared to $1,751,000 of non-performing loans and $2,117,000 of non-performing assets at December 31, 2008.
Table 5 — Non-Performing Assets and Past Due Loans

(000s omitted)	June 30,	December 31,
	2009	2008

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$15	$667
Non-Accrual Loans	23,872	22,574
Renegotiated Loans	108	942

Total Non-Performing Loans	23,995	24,183

Other Non-Performing Assets:
Other Real Estate	5,933	5,983
REO in Redemption	1,671	390
Other Non-Performing Assets	0	25

Total Other Non-Performing Assets	7,604	6,398

Total Non-Performing Assets	$31,599	$30,581

Non-Performing Loans as a % of Total Loans	6.00%	5.63%
Allowance for Loan Losses as a % of Non-Performing Loans	58.22%	43.23%
Accruing Loans Past Due 90 Days or More to Total Loans	0.00%	0.16%
Non-performing Assets as a % of Total Assets	5.56%	5.29%

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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first six months of 2009. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $2.6 million since December 31, 2008. The Corporation has invested excess deposits into the securities and loan portfolios. The goal of this reinvestment is to increase yield and income versus keeping the excess funds in federal funds sold which has a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash flows from financing activities resulting primarily from the increase of deposits. In the first six months of 2009, these deposits, from continuing operations, increased $9,711,000. Cash provided by investing activities was $22,948,000 in first six months of 2009 compared to cash used of $15,005,000 in first six months of 2008. The change in investing activities was due to the origination of loans, primarily mortgage loans that were subsequently sold into the secondary market.
Capital Management
Total shareholders’ equity decreased 46.8% to $19,210,000 at June 30, 2009 compared with $36,124,000 at December 31, 2008. As indicated on the balance sheet at December 31, 2008, the Corporation had an accumulated other comprehensive loss of $1,977,000 compared to accumulated other comprehensive loss at June 30, 2009 of $1,940,000. The decrease in the loss position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio, largely in relation to private label securities and bank stocks owned.

Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity, less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Table 6, at June 30, 2009 and at December 31, 2008, the Corporation was in excess of the minimum capital and leverage requirements necessary to be considered an “adequately capitalized” banking company.
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
West Michigan Community Bank has entered into a Consent Order with the regulatory agencies in 2009 that resulted in it being considered less than well-capitalized as of March 1, 2009 when the Consent Order was effective. The Consent Order requires West Michigan Community Bank to retain a Tier 1 capital to total assets ratio of a minimum of 8.0%. As of June 30, 2009, West Michigan Community Bank had a Tier 1 capital to total assets ratio of 6.2%. The Consent Order also restricts dividend payments from West Michigan Community Bank to the Holding Company. The Consent Order does not place any restrictions on the Holding Company. The State Bank and Davison State Bank are also taking measures to preserve capital by restricting dividend payments to the Holding Company. As a result of regulatory guidance, the State Bank and Davison State Bank have increased their minimum target ratio of Tier 1 capital to total assets from 5% to 8%. The State Bank and Davison State Bank had actual Tier 1 capital to total assets of 6.0% and 6.7%, respectively, at June 30, 2009.
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

Table 6

	Capital Ratios
		Fentura Financial, Inc.
	Regulatory Minimum	June 30,	December 31,	June 30,
	For “Well Capitalized”	2009	2008	2008

Total Capital to risk Weighted assets	10%	8.47%	11.40%	11.56%
Tier 1 Capital to risk Weighted assets	6%	7.24%	10.20%	10.31%
Tier 1 Capital to average Assets	5%	6.02%	8.80%	8.98%
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
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Management has reviewed the deferred tax position for the Corporation at

June 30, 2009 and December 31, 2008. Management has concluded that recognition of a valuation allowance for deferred taxes became necessary at the end of the second quarter. Following in depth analysis and discussion, management has recognized a total of $5,998,000 of these taxes, from continuing operations. These dollars became an expense to the Corporation and directly impacted earnings for the second quarter and year to date period. A valuation allowance has been established for these dollars and will be evaluated on a quarterly basis.
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
Off Balance Sheet Arrangements
At June 30, 2009, the Banks had outstanding standby letters of credit of $2.2 million and unfunded loan commitments outstanding of $64.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Banks have the ability to fund these commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 54 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2009, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2009 compared to 2008.
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

An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2009, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.
Table 7 GAP Analysis — June 30, 2009

	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$0	$0	$0	$0	$0
Securities	8,737	14,925	17,550	15,925	57,137
Loans	100,335	63,632	175,835	59,169	398,971
Loans Held for Sale	1,136	0	0	0	1,136
FHLB Stock	1,900	0	0	0	1,900

Total Earning Assets	$112,108	$78,557	$193,385	$75,094	$459,144

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$84,930	$0	$0	$0	$84,930
Savings Deposits	79,659	0	0	0	79,659
Time Deposits Less than $100,000	17,893	59,336	40,620	125	117,974
Time Deposits Greater than $100,000	10,840	49,466	66,975	0	127,281
Short term borrowings	477	0	0	0	477
Other Borrowings	0	2,000	7,126	855	9,981
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$207,799	$110,802	$114,721	$980	$434,302

Interest Rate Sensitivity GAP	($95,691)	($32,245)	$78,664	$74,114	$24,842
Cumulative Interest Rate
Sensitivity GAP	($95,691)	($127,936)	($49,272)	$24,842
Interest Rate Sensitivity GAP	(0.54)	(0.71)	1.69	76.61
Cumulative Interest Rate
Sensitivity GAP Ratio	(0.54)	(1.25)	0.44	77.05
As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s gap position at June 30, 2009 and the change in net interest margin for the six months ended June 30, 2009 compared to the same time period in 2008. At June 30, 2009, the Corporation was negatively gapped through one year. Interest rates have stayed steady since 2008 and rates are expected to remain flat for the next 3 months. Further, net interest margin increased when the six months of 2009 is compared to the same period in 2008. These occurred as short-term, higher priced deposits matured and were re-priced to lower rates, as well as an increase in non-interest bearing deposits. In addition to GAP analysis, the Corporation, as part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin.
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

The registrant’s annual meeting was held April 28, 2009. Three directors were elected at the meeting, each to a three year term. The vote was as follows:

		VOTE
Director Nominee	Term Expires	For	Withheld
Forrest A. Shook	2012	1,316,553	145,986
Donald L. Grill	2012	1,238,439	224,100
Douglas W. Rotman	2012	1,304,041	158,498
Sheryl E. Stephens	2012	1,274,831	187,708
The following directors were not up for re-election and, consequently, their terms continue after the annual meeting: Kenneth R. Elston, Thomas L. Miller, Ian W. Schonsheck, Thomas P. McKenney, and Brian P. Petty.
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

Fentura Financial, Inc.
Dated: August 14, 2009	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: August 14, 2009	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.