Form 10-Q
period 2009-09-30
FENTURA FINANCIAL INC
filed 2009-11-12
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 23, 2009
Class — Common Stock               Shares Outstanding — 2,225,214

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Fentura Financial, Inc.
Consolidated Balance Sheets

	September 30,
	2009	Dec 31,
(000s omitted except share data)	(unaudited)	2008

ASSETS
Cash and due from banks	$18,814	$13,626
Federal funds sold	27,250	0

Total cash & cash equivalents	46,064	13,626
Securities-available for sale	49,405	47,065
Securities-held to maturity, (fair value of $5,636 at September 30, 2009 and $6,784 at December 31, 2008)	5,577	6,765

Total securities	54,982	53,830
Loans held for sale	1,434	690
Loans:
Commercial	270,542	289,523
Real estate loans — construction	34,072	48,777
Real estate loans — mortgage	30,829	37,828
Consumer loans	50,438	52,910

Total loans	385,881	429,038
Less: Allowance for loan losses	(14,485)	(10,455)

Net loans	371,396	418,583
Bank owned life insurance	7,138	7,282
Bank premises and equipment	16,111	16,879
Federal Home Loan Bank stock	1,900	1,900
Accrued interest receivable	2,020	2,231
Acquisition intangibles	189	293
Equity investment	0	1,360
Other real estate owned	6,856	5,983
Assets of held for sale operations	41,195	45,650
Other assets	5,707	10,297

Total assets	$554,992	$578,604

LIABILITIES
Deposits:
Non-interest bearing deposits	$63,786	$64,325
Interest bearing deposits	405,080	405,039

Total deposits	468,866	469,364
Short term borrowings	34	1,500
Federal Home Loan Bank advances	9,981	12,707
Subordinated debentures	14,000	14,000
Note payable	0	1,000
Liabilities of held for sale operations	38,164	42,174
Accrued taxes, interest and other liabilities	4,400	1,735

Total liabilities	535,445	542,480

SHAREHOLDERS’ EQUITY
Common stock — no par value 2,225,214 shares issued (2,185,765 at Dec. 31, 2008)	42,883	42,778
Retained deficit	(22,548)	(4,677)
Accumulated other comprehensive loss	(788)	(1,977)

Total shareholders’ equity	19,547	36,124

Total liabilities and shareholders’ equity	$554,992	$578,604

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(000s omitted except per share data)	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$5,936	$7,013	$18,399	$21,364
Interest and dividends on securities:
Taxable	404	458	1,213	1,503
Tax-exempt	135	148	418	403
Interest on federal funds sold	1	31	1	139

Total interest income	6,476	7,650	20,031	23,409
INTEREST EXPENSE
Deposits	2,277	2,892	7,503	9,702
Borrowings	227	350	829	1,259

Total interest expense	2,504	3,242	8,332	10,961

NET INTEREST INCOME	3,972	4,408	11,699	12,448
Provision for loan losses	1,940	700	11,306	5,155

Net interest income after provision for loan losses	2,032	3,708	393	7,293
NON-INTEREST INCOME
Service charges on deposit accounts	519	651	1,435	1,871
Gain on sale of mortgage loans	100	42	612	260
Trust and investment services income	458	456	1,285	1,428
Gain on sale of securities	12	0	12	0
Loss on equity investment	0	(239)	(1,360)	(696)
Other income and fees	391	270	1,461	1,089

Total non-interest income	1,480	1,180	3,445	3,952
NON-INTEREST EXPENSE
Salaries and employee benefits	2,129	2,534	6,752	8,126
Occupancy	428	453	1,378	1,450
Furniture and equipment	385	453	1,212	1,432
Loan and collection	984	135	2,302	504
Advertising and promotional	39	108	126	323
Loss on security impairment	0	233	200	843
Loss on impairment of held for sale operations	0	0	700	0
Other operating expenses	1,015	861	3,458	2,424

Total non-interest expense	4,980	4,777	16,128	15,102

Income/(loss) from continuing operations before income tax	(1,468)	111	(12,290)	(3,857)
Federal income tax expense/(benefit)	(332)	(101)	5,028	(1,490)

Net income/(loss) from continuing operations	$(1,136)	$212	$(17,318)	$(2,367)
Net income/(loss) from held for sale operations, net of tax	289	83	(553)	(134)

Net income/(loss)	$(847)	$295	$(17,871)	$(2,501)

Income/(loss) per share from continuing operations
Basic	$(0.51)	$0.10	$(7.88)	$(1.09)

Diluted	$(0.51)	$0.10	$(7.88)	$(1.09)

Net income/(loss) per share
Basic	$(0.38)	$0.14	$(8.13)	$(1.15)

Diluted	$(0.38)	$0.14	$(8.13)	$(1.15)

Cash Dividends declared	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine Months Ended
	September 30,
(000s omitted)	2009	2008
COMMON STOCK
Balance, beginning of period	$42,778	$42,478
Issuance of shares under
Director stock purchase plan & Dividend reinvestment program (39,449 and 17,187 shares)	105	254
Stock compensation expense	0	6

Balance, end of period	42,883	42,738

RETAINED DEFICIT
Balance, beginning of period	(4,677)	7,488
Net loss	(17,871)	(2,501)

Balance, end of period	(22,548)	4,987

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of period	(1,977)	(470)
Change in unrealized gain (loss) on securities, net of tax	1,189	(1,054)

Balance, end of period	(788)	(1,524)

Total Shareholders’ Equity	$19,547	$46,201

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(000s omitted)	2009	2008

OPERATING ACTIVITIES:
Net loss	$(17,871)	$(2,501)
Adjustments to reconcile net income (loss) to cash Provided by Operating Activities:
Stock compensation expense	0	6
Depreciation and amortization	811	610
Establishment of deferred tax asset valuation allowance	5,924	0
Provision for loan losses	11,306	5,155
Loans originated for sale	(49,629)	(19,918)
Proceeds from the sale of loans	49,497	20,372
(Gain) on sales of loans	(612)	(260)
(Gain) Loss on sale of securities	(12)	0
(Gain) Loss on sale of fixed assets	0	(118)
(Gain) Loss on other real estate owned	645	(70)
Loss on security impairment	200	843
Loss on equity investment	1,360	697
Earnings from bank owned life insurance	(59)	(159)
Net (increase) decrease in interest receivable & other assets	(1,347)	(21,774)
Net increase (decrease) in interest payable & other liabilities	(3,783)	1,972

Total Adjustments	14,301	(12,644)

Net cash (used in) operating activities	(3,570)	(15,145)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities of securities — HTM	1,183	1,326
Proceeds from maturities of securities — AFS	7,714	6,961
Proceeds from sales of securities — AFS	4,000	1,999
Proceeds from calls of securities — AFS	2,000	11,112
Purchases of securities — AFS	(14,560)	(7,067)
Net decrease in loans	41,379	14,912
Proceeds from bank owned life insurance	203	0
Sales of other real estate owned	1,876	2,613
Acquisition of premises and equipment, net	(79)	76

Net cash provided by investing activities	43,716	31,932
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in deposits	(498)	(33,513)
Net increase (decrease) in borrowings	(1,466)	1,726
Net (decrease) in repurchase agreements	0	(5,000)
Repayment of notes payable	(1,000)	0
Purchase of advances from FHLB	55,495	25,001
Repayments of advances from FHLB	(58,221)	(23,024)
Net proceeds from stock issuance and purchase	105	255

Net cash (used in) financing activities	(5,585)	(34,555)
Net Change in Cash and Cash Equivalents	$32,438	$(14,154)
Change in cash and cash equivalents of held for sale operations	(2,123)	3,614

Cash and cash equivalents — Beginning	$13,626	$27,041

Cash and cash equivalents — Ending	$46,064	$12,887

Cash paid for:
Interest	$8,506	$11,043
Income Taxes	$3,981	$0
Noncash Disclosures:
Transfers from loans to other real estate	$3,394	$6,917

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000s Omitted)	2009	2008	2009	2008

Net loss	$(847)	$295	$(17,871)	$(2,501)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	547	(75)	764	332
Impairment loss recognized during period	0	(233)	(200)	(843)
Reclassification adjustment for gains included in income	12	0	12	0
Tax effect	593	(328)	613	(543)

Other comprehensive income (loss)	1,152	(636)	1,189	(1,054)

Comprehensive income (loss)	$305	$(341)	$(16,682)	$(3,555)

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements at December 31, 2008, September 30, 2008 and September 30, 2009 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. The transaction is expected to close during the fourth quarter of 2009. At September 30, 2009, Davison had assets of $41.2 million, loans of $25.6 million; deposits of $36.1 million, equity of $3.0 million and a year-to-date net loss of $553,000. The agreement calls for consideration to be received of $3.0 million plus or minus certain closing equity adjustments. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. The agreement also provides for a termination payment of $150,000 if either party breaches the agreement.
Financial statements are presented with held for sale operations separately presented on the balance sheet and income statement. The presentations have been updated for September 30, 2009, December 31, 2008 and September 30, 2008 to reflect the held for sale operations results.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the

NOTE 1 — BASIS OF PRESENTATION (continued)
consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.
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
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance reduces deferred tax assets to the amount expected to be realized.
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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based

NOTE 1 — BASIS OF PRESENTATION (continued)
on historical volatilities of the Corporation’s common stock. The Corporation uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Shares that are issued upon option exercise come from authorized but unissued shares.
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price

Options outstanding at December 31, 2008	26,597	$29.85
Options granted 2009	0	$0.00
Options forfeited 2009	(2,592)	$30.31

Options outstanding at September 30, 2009	24,005	$29.80

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
New Accounting Pronouncements:

In December 2007, the FASB issued statements regarding Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have an impact on the Corporation’s results of operations or financial position.
In December 2007, the FASB issued a statement regarding Non-controlling Interest in Consolidated Financial Statements, which changed the accounting and reporting for minority interests, re-characterizing them as non-controlling interests and classifying them as a component of equity within the consolidated balance sheets. This is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of this statement did not have a significant impact on the Corporation’s results of operations or financial position.
In June 2008, the FASB issued a statement regarding Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in the statement regarding Earnings Per Share. This statement is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of this statement on January 1, 2009 had no effect on the Corporation’s results of operations or financial position.
In April 2009, the FASB issued a statement regarding the Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. This statement requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS (continued)
aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Additionally, the statement expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation adopted this statement in the second quarter. The adoption did not have any effect on the results of operations or financial position.
In April 2009, the FASB issued a statement regarding determining fair value when the volume and level of activity for the asset and liability have significantly decreased and identifying transactions that are not orderly. This statement emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The statement provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The statement also requires increased disclosures. This statement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Corporation adopted this statement in the second quarter. The adoption did not have any effect on the results of operations or financial position.
In April 2009, the FASB issued statements regarding interim disclosures about fair value of financial instruments. This statement amends the FASB statement regarding disclosures about fair value of financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This statement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation adopted this statement in the second quarter and the relevant disclosures have been added to Note 3.
In July 2009, the FASB issued a statement regarding the codification of financial accounting standards and the hierarchy of generally accepted accounting principles. The objective of this statement is to replace the statement previously titled, “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
In February 2008, FASB issued a statement regarding the effective date of fair value disclosures. This statement delays the effective date of the, “Fair Value measure for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this statement on January 1, 2009 did not have a material impact on our consolidated financial statements.

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS (continued)
In May, 2009, the FASB issued a statement regarding subsequent events. This SFAS adopts part of the auditing literature regarding subsequent event transactions into the accounting standards. Though the criteria used to measure subsequent events did not change, the relevant terms of Type 1 and Type 2 subsequent events were changed to ‘recognized subsequent events’ and ‘nonrecognized subsequent events’ respectively. This standard also requires public companies to disclose the date upon which subsequent events were measured, which is the date the financial statements are filed with the Securities and Exchange Commission (SEC).
The Corporation evaluated subsequent events as of and through the date November 11, 2009.
NOTE 3 — SECURITIES
The following table summarizes the amortized cost and fair value of the available for sale and held to maturity securities portfolio at September 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

(000s omitted)		Gross	Gross
Available for Sale	Amortized	Unrecognized	Unrecognized
2009	Cost	Gains	Losses	Fair Value
U.S. Government & federal agency	$7,558	$58	$(52)	$7,564
State and municipal	7,868	290	(15)	8,143
Mortgage-backed — residential	15,909	275	(9)	16,175
Collateralized mortgage obligations	16,616	201	(1,123)	15,694
Equity securities	2,363	36	(570)	1,829

	$50,314	$860	$(1,769)	$49,405

(000s omitted)		Gross	Gross
Held to Maturity	Amortized	Unrecognized	Unrecognized
2009	Cost	Gains	Losses	Fair Value
State and municipal	$5,575	$74	$(15)	$5,634
Mortgage-backed — residential	2	0	0	2

	$5,577	$74	$(15)	$5,636

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities at September 30, 2009 were as follows:

	Available for Sale
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$7,094	$7,121
Due from one to five years	4,529	4,552
Due from five to ten years	3,803	4,034
Mortgage-backed securities	15,909	16,175
Collateralized mortgage obligations	16,616	15,694
Equity securities	2,363	1,829

	$50,314	$49,405

NOTE 3 — SECURITIES (continued)

	Held to Maturity
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$2,642	$2,650
Due from one to five years	2,166	2,180
Due from five to ten years	767	804
Due after ten years	0	0
Mortgage-backed securities	2	2

	$5,577	$5,636

At September 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
For the nine months ended September 30, 2008, the Corporation had $1,999,000 in proceeds from the sales of securities and no gain or loss on securities. For the nine months ended September 30, 2009, the Corporation had $4,000,000 in proceeds from the sale of securities with a gain of $12,000.
Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:
2009

Available for Sale
(000s omitted)	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss
US Government & federal agency	$3,506	$(52)	$0	$0	$3,506	$(52)
State & municipal	0	0	685	(15)	685	(15)
Mortgage-backed	1,276	(9)	0	0	1,276	(9)
Collateralized mortgage obligations	0	0	5,042	(1,123)	5,042	(1,123)
Equity securities	0	0	1,315	(570)	1,315	(570)

Total available for sale	$4,782	$(61)	$7,042	$(1,708)	$11,824	$(1,769)

2009

Held to Maturity
(000s omitted)	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss
State & municipal	$321	$(1)	$641	$(14)	$962	$(15)

Total held to maturity	$321	$(1)	$641	$(14)	$962	$(15)

NOTE 3 — SECURITIES (continued)
2008

Available for Sale
(000s omitted)	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss
State & municipal	$2,790	$(91)	$1,583	$(80)	$4,373	$(171)
Mortgage-backed	3,968	(83)	19,550	(2,310)	23,518	(2,393)
Equity securities	1,049	(598)	188	(228)	1,237	(826)

Total available for sale	$7,807	$(772)	$21,321	$(2,618)	$29,128	$(3,390)

2008

Held to Maturity
(000s omitted)	Less than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss
State & municipal	$0	$0	$682	$(29)	$682	$(29)

Total held to maturity	$0	$0	$682	$(29)	$682	$(29)

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.
In determining OTTI management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of September 30, 2009, the Corporation’s security portfolio consisted of 127 securities, 25 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, as discussed below:

NOTE 3 — SECURITIES (continued)
Collateralized Mortgage Obligations (CMOs) and Equity Securities
The Corporation’s unrealized losses relate primarily to its investment in collateralized mortgage obligation securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. These nine investments total $16.6 million of book value. The majority of these securities were issued by U.S. government sponsored agencies, Ginnie Mae and Federal Home Loan Bank, all of which hold AAA ratings by a major rating agency. In addition, the portfolio contains four private label securities. The ratings held on the private label securities are AAA on two of the securities, BB on one and CCC on the fourth. The underlying collateral of these CMOs is comprised largely of 1-4 family residences located in geographically diverse locations. In each of these securities the Corporation lies in the senior tranche and receives payments before other tranches. For private label securities, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. Management reviews historical and payment streams, delinquency ratios, geographic distribution, ratings, projected future cash flows and general market conditions. Following the September 30, 2009 analysis, managements review did not indicate other-than-temporary impairment on these securities.
The Corporation also holds investments in equity securities. The majority of the equity securities are investments into bank holding companies within Michigan. One equity investment is held in a Community Reinvestment Act (CRA) money market instrument. On a quarterly basis, management reviews the Corporation’s investment in these equity securities. Management reviews current market prices on publicly traded equity securities and compares the current price to the book price. Any difference is adjusted as a temporary valuation difference, unless other resources provide other information. Equity securities that are not publicly traded receive a multi-faceted review utilizing call report data. Management reviews such performance indicators as earnings, ROE, ROA, non-performing assets, brokered deposits and capital ratios. Management draws conclusions from this information, as well as any published information or trading activity received from the individual institutions, to assist in determining if a temporary valuation adjustment is warranted. The equity securities portfolio has an amortized cost of $2,363,000. Currently, the equity securities have a net unrecognized loss of $534,000, for a fair value of $1,829,000. As of the end of the second quarter, management performed its review and determined that an other than temporary impairment was necessary on one equity security in the portfolio.
The determination was made based on the age of the denovo, unfavorable changes in performance of their loan portfolio and decreases in capital ratios. The impairment taken on the individual security totaled $200,000. At September 30, 2009, management performed its quarterly review of the equity securities portfolio. Management concluded that the performance of the underlying banks remained relatively stable and did not provide other-than-temporary impairment as management anticipates improved performance of these institutions as economic conditions stabilize.
Other Securities
At September 30, 2009, approximately 81% of the mortgage-backed securities held by the Corporation were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Corporation does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
The Corporation’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a market value of $5.0 million which had unrealized losses of approximately $1.1 million at September 30, 2009. The Corporation monitors to insure it has adequate credit support and as of

NOTE 3 — SECURITIES (continued)
September 30, 2009, the Corporation believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.
NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Major categories of loans at September 30, 2009 and December 31, 2008, are as follows:

(000s omitted)	September 30, 2009	December 31, 2008
Commercial	$268,438	$289,523
Real estate — construction	34,072	48,777
Real estate — mortgage	30,829	37,828
Consumer	50,438	52,910

	383,777	429,038
Less allowance for loan losses	14,485	10,455

	$369,292	$418,583

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
Activity in the allowance for loan losses, for the nine month periods ended September 30, 2009 and September 30, 2008 is as follows:

(000s omitted)	September 30, 2009	September 30, 2008
Balance, January 1,	$10,455	$7,592
Provision for loan losses	11,306	5,155
Loans charged off	(7,524)	(3,182)
Loan recoveries	248	457

Balance, end of period	$14,485	$10,022

Activity in the allowance for loan losses, for the three month periods ended September 30, 2009 and September 30, 2008 is as follows:

(000s omitted)	September 30, 2009	September 30, 2008
Balance, July 1,	$13,970	$11,380
Provision for loan losses	1,940	700
Loans charged off	(1,567)	(2,253)
Loan recoveries	142	195

Balance, end of period	$14,485	$10,022

Loan impairment is measured by valuing the underlying collateral or by estimating the expected future cash flows and discounting them at the respective effective interest rate.
The recorded investment in these loans is as follows at September 30:

(000s omitted)	September 30, 2009	December 31, 2008
Period end loans not requiring allocation	$6,798	$19,086
Period end loans requiring allocation	40,838	29,090

	$47,636	$48,176

Amount of the allowance for loan losses allocated	$8,504	$5,642

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
Nonaccrual loans and loans past due 90 days still on accrual were as follows:

(000s omitted)	September 30, 2009	December 31, 2008
Loans past due over 90 days still on accrual	$193	$667
Renegotiated loans	$2,568	$942
Nonaccrual loans	$23,052	$24,325
Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 5 — FAIR VALUE
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

NOTE 5 — FAIR VALUE (continued)

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
(000s omitted)	Total	Assets (Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities
US Gov’t and federal agency	$7,563	$0	$7,563	$0
State and municipal	8,143	0	8,143	0
Mortgage backed/CMO securities	31,856	0	31,856	0
Equity securities	1,843	20	1,823	0

September 30, 2009	$49,405	$20	$49,385	$0

Available for sale securities
US Gov’t and federal agency	$8,186	$0	$8,186	$0
State and municipal	7,762	0	7,762	0
Mortgage backed/CMO securities	$29,380	0	29,380	0
Equity securities	$1,737	$9	0	$1,728

December 31, 2008	$47,065	$9	$45,328	$1,728
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
(000s omitted)	Asset	Liability	Total
Beginning balance, Jan. 1, 2009	$1,229	$0	$1,229
Total gains or losses (realized / unrealized)
Included in earnings	108		108
Loss on security impairment	(200)	0	(200)
Included in other comprehensive income	248	0	248
Purchases, issuances, and settlements
Transfers in and / or out of Level 3	(1,385)	0	(1,385)

Ending balance, September 30, 2009	$0	$0	$0
At June 30, 2009, $1,385,000 of equity securities were transferred from level 3 inputs to level 2 inputs due to the existence of observable trades in markets that are not active.

NOTE 5 — FAIR VALUE (continued)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

			Fair Value Measurements Using
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
			Assets	Inputs	Inputs
(000s omitted)		Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	September 30, 2009	$32,334	$0	$0	$32,334
Other real estate owned	September 30, 2009	$976	$0	$0	$976
Impaired loans	December 31, 2008	$19,970	$0	$0	$19,970
The following represent impairment charges recognized during the period: At September 30, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $40,838,000 with a valuation allowance of $8,504,000 resulting in an additional provision for loan losses of $1,300,000 for the period. This is compared to December 31, 2008 when the fair value of the collateral dependent impaired loans was $29,090,000 with a valuation allowance of $5,642,000.
At September 30, 2009, other real estate owned measured at fair value using collateral valuation methods (Level 3 inputs) has a carrying value of $976,000. During the period ended September 30, 2009, other real estate owned incurred valuation losses totaling $462,000.
Carrying amount and estimated fair value of financial instruments, not previously presented, at year end were as follows:

	September 30, 2009		December 31, 2008
(000s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$46,064	$46,064	$13,626	$13,626
Securities — held to maturity	5,577	5,636	6,765	6,784
FHLB stock	1,900	n/a	1,900	n/a
Loans held for sale	1,434	1,434	690	690
Loans	383,777	364,670	429,038	408,387
Accrued interest receivable	2,020	2,020	2,231	2,231

Liabilities:
Deposits	$468,866	$463,403	$469,364	$433,398
Short-term borrowings	34	34	1,500	1,500
FHLB advances	9,981	9,670	12,707	12,505
Subordinated debentures	14,000	12,656	14,000	14,061
Accrued interest payable	855	855	590	590

NOTE 5 — FAIR VALUE (continued)
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

NOTE 5 — FAIR VALUE (Continued)
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
NOTE 6 — INCOME TAXES
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The deferred tax position has been impacted by several significant transactions in the past few years. These transactions included other than temporary impairment write-offs of certain investments, goodwill impairment, and continued elevated levels of provision for loan losses. As a result, the Corporation is in a cumulative loss position over the past few years and under the applicable accounting guidance, has concluded that it is not “more likely than not” that we will be able to realize our deferred tax assets and accordingly have established a full valuation allowance against our deferred tax asset at June 30, 2009. As a result, our net deferred tax asset of $6.6 million at December 31, 2008 was reduced to $0 at June 30, 2009 and remains at $0 at September 30, 2009. The valuation allowance will be analyzed quarterly for changes affecting the deferred tax assets, and as financial conditions improve and we return to consistent profitability, portions may be reduced or eliminated.
The income tax benefit, from continuing operations, for the third quarter of 2009 was $332,000. As compared to a benefit of $101,000 for the third quarter of 2008. For the nine months ending September 30, 2009, the income tax expense, from continuing operations, is $5,028,000 compared to the nine months ended September 30, 2008 which resulted in a benefit of $1,490,000. The 2009 figures include adjustments to the tax asset valuation allowance as a result of changes in other comprehensive income.
Normally, the calculation for the income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is warranted when there is a pre-tax loss in continuing operations. When this is the case, pre-tax income from other categories, such as changes in OCI, are included in the calculation of the tax expense or benefit for the current year. For the third quarter of 2009, this resulted in an increase to the income tax benefit.
NOTE 7 — EARNINGS PER COMMON SHARE
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and nine months ended September 30, 2009 and 2008:

NOTE 7 — EARNINGS PER COMMON SHARE (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(000s omitted except share and per share data)	2009	2008	2009	2008

Basic
Net income (loss)	$(847)	$295	$(17,871)	$(2,501)

Weighted average common shares outstanding	2,210,613	2,175,186	2,198,233	2,171,758

Basic income (loss) per common share	$(0.38)	$0.14	$(8.13)	$(1.15)

Diluted
Net income (loss)	$(847)	$295	$(17,871)	$(2,501)

Weighted average common shares outstanding for basic earnings per common share	2,210,613	2,175,186	2,198,233	2,171,758
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Average shares and dilutive potential common shares	2,210,613	2,175,186	2,198,233	2,171,758

Diluted income (loss) per common share	$(0.38)	$0.14	$(8.13)	$(1.15)

There were no stock options for the three or nine month period ended September 30, 2009 that were dilutive, as a result of the net loss the period. Stock options for 27,506 shares and 27,325 shares of common stock for the three and nine month period ended September 30, 2008 were not considered in computing diluted earnings per common share because they were antidilutive.
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
NOTE 9 — HELD FOR SALE OPERATIONS
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. The transaction is expected to close during the fourth quarter of 2009. At September 30, 2009, Davison had assets of $41.2 million, loans of $25.6 million; deposits of $36.1 million, equity of $3.0 million and a year-to-date net loss of $553,000. The agreement calls for consideration to be received of $3.0 million plus or minus certain closing equity adjustments. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. The agreement also provides for a termination payment of $150,000 if either party breaches the agreement. This transaction will have minimal impact to 2009 core earnings due to the proportionate size of Davison State Bank. The Corporation projects cost savings for 2010 and beyond, as a result of this transaction.
A condensed balance sheet of held for sale operations is presented below for the periods ended September 30, 2009 and December 31, 2008. A condensed statement of income of held for sale operations are presented for the three and nine months ended September 30, 2009 and September 30, 2008.

NOTE 9 — HELD FOR SALE OPERATIONS (continued)
DAVISON STATE BANK
CONDENSED BALANCE SHEET OF HELD FOR SALE OPERATIONS
(Unaudited)

	September 30,	Dec 31,
(000s omitted)	2009	2008
ASSETS
Cash and cash equivalents	$5,204	$7,327
Securities — available for sale	7,277	5,657
Securities — held to maturity	440	1,190
Loans, net of allowance ($633-2009, $1,318-2008)	24,936	28,954
Other assets	3,338	2,522

Total assets	$41,195	$45,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$9,478	$9,361
Interest bearing	26,612	31,004

Total deposits	36,090	40,365
Federal Home Loan Bank advances	2,000	2,000
Accrued taxes, interest and other liabilities	74	(191)
Shareholders’ equity	3,031	3,476

Total liabilities and shareholders’ Equity	$41,195	$45,650

DAVISON STATE BANK
CONDENSED STATEMENT OF INCOME OF HELD FOR SALE OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

(000s omitted)	2009	2008	2009	2008

Interest income	$494	$658	$1,556	$2,035
Interest expense	151	232	510	761

Net interest income	343	426	1,046	1,274
Provision for loan losses	35	36	190	473

Net interest income after provision for loan losses	308	390	856	801

Non-interest income	143	166	405	504
Non-interest expense	418	444	1,395	1,536

Income (loss) before federal income tax	33	112	(134)	(231)

Federal income tax expense/(benefit)	(256)	29	419	(97)

Net income (loss)	$289	$83	$(553)	$(134)

NOTE 10-REGULATORY MATTERS
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity, less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I

NOTE 10-REGULATORY MATTERS (continued)
capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in the table below, at September 30, 2009 and at December 31, 2008, the Corporation was in excess of the minimum capital and leverage requirements necessary to be considered an “adequately capitalized” banking company. In addition, each of the three subsidiary banks was considered “adequately capitalized” at September 30, 2009.

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$39,924	8.8%	$36,329	8.0%	NA	NA
The State Bank	24,423	8.4	23,269	8.0	29,087	10.0
Davison State Bank	3,594	10.3	2,805	8.0	3,507	10.0
West Michigan Community Bank	11,750	9.1	10,378	8.0	12,973	10.0

Tier 1 Capital
Consolidated	34,142	7.5	18,164	4.0	NA	NA
The State Bank	20,700	7.1	11,635	4.0	17,452	6.0
Davison State Bank	3,179	9.1	1,403	4.0	2,104	6.0
West Michigan Community Bank	10,106	7.8	5,189	4.0	7,784	6.0

Tier 1 Capital (to Average Assets)
Consolidated	34,142	6.1	22,494	4.0	NA	NA
The State Bank	20,700	5.7	14,421	4.0	18,027	5.0
Davison State Bank	3,179	7.6	1,683	4.0	2,103	5.0
West Michigan Community Bank	10,106	6.3	6,390	4.0	7,987	5.0

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk Weighted Assets)
Consolidated	$58,194	11.4%	$40,726	8.0%	NA	NA
The State Bank	34,807	10.7	25,952	8.0	32,440	10.0
Davison State Bank	4,170	11.7	2,863	8.0	3,578	10.0
West Michigan Community Bank	15,656	10.8	11,558	8.0	14,448	10.0

Tier 1 Capital
Consolidated	51,827	10.2	20,363	4.0	NA	NA
The State Bank	30,720	9.5	12,976	4.0	19,464	6.0
Davison State Bank	3,712	10.4	1,431	4.0	2,147	6.0
West Michigan Community Bank	13,834	9.6	5,779	4.0	8,669	6.0

Tier 1 Capital (to Average Assets)
Consolidated	51,827	8.8	23,320	4.0	NA	NA
The State Bank	30,720	8.5	14,498	4.0	18,123	5.0
Davison State Bank	3,712	8.2	1,804	4.0	2,255	5.0
West Michigan Community Bank	13,834	8.1	6,833	4.0	8,541	5.0

NOTE 10-REGULATORY MATTERS (continued)
As previously mentioned, West Michigan Community Bank (WMCB) entered into a consent order in the first quarter of 2009 due primarily to Tier 1 capital falling below 8%. The consent order restricts dividend payments to the Holding Company and requires WMCB to increase the Tier 1 capital level. The consent order does not place any restrictions on the Holding Company. WMCB Tier 1 capital at September 30, 2009 was 6.6%. The regulatory agencies are completing audits of the remaining two banks. Tier 1 capital at September 30, 2009 was 5.8% at The State Bank and 7.8% at Davison State Bank.
During the fourth quarter of 2009, it is expected that a second bank will enter into a written agreement with the banks regulators. The agreement is expected to address asset quality and capitalization concerns.
Since December 31, 2008, the subsidiary banks of the Corporation have reduced their risk rating from well capitalized to adequately capitalized. These changes in ratings may impact the banks liquidity position. The bank’s ability to obtain brokered CDs will be limited.
The Corporation’s primary source of cash to service its subordinated debt and notes payable is dividends from the three subsidiary banks. As the subsidiary banks are working to preserve capital and not up streaming dividends to the Holding Company, the Corporation has elected to defer interest payments for five years on $14,000,000 of subordinated debentures. The reason for the interest deferral is to maintain liquidity at the Holding Company. The Corporation is not in default under either of the indentures. During this five year period, the Corporation is precluded from paying dividends on its outstanding common stock. The Corporation subsequently may give notice that it elects to shorten the deferral period, pay accrued interest and return to the normal course of dividend payments.
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
Results of Operations
The Corporation posted a loss of $847,000 for the three months ended September 30, 2009 versus income of $295,000 for the same period in 2008. Charges in the third quarter included provision for loan losses of $1,940,000, loan and collection expenses totaling $984,000. Partially offsetting those charges were additional tax benefits which totaled $289,000.

As briefly described above, the Corporation provided an additional $1,940,000 of provision for loan losses in the third quarter of 2009. The total provision for the first nine months of 2009 is $11,306,000. This is compared to $700,000 in the third quarter of 2008 and $5,155,000 for the first nine months of 2008. Lower appraised values for loans in the Corporation’s substandard category and softness in the commercial real estate market were significant factors behind the additional provision amounts.
The Corporation’s return to profitability will be driven by cost reduction initiatives and aggressive loan and deposit pricing. These coupled with the sale of Davison State Bank will be positive factors in future quarters. The markets in which the Corporation operates, however, have not shown signs of recovery as evidenced by the $1,940,000 in provision for loan losses for the quarter. The possibility of further loan losses coupled with the Corporation’s losses the last three years creates uncertainty regarding the usefulness of these deferred tax assets. In uncertain situations, accounting rules require these assets to be offset by a valuation allowance. In future periods, if it becomes more likely these assets can be utilized by the Corporation, and the valuation allowance can be reversed. Evidence to substantiate the reversal would be quarterly profitability, projection of sufficient future taxable income to utilize the deferred tax assets and an increase in the value of certain capital assets.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended September 30, 2009, the Corporation’s return on average assets (annualized) was (0.15%) compared to 0.01% for the same period in 2008. For the nine months ended September 30, 2009, the Corporation’s return on average assets (annualized) was (4.16%) compared to (0.65%) for the same period in 2008. Net loss per share, basic and diluted, was ($0.38) in the third quarter of 2009 compared to $0.14 net income per share basic and diluted for the same period in 2008. Net loss per share — basic and diluted was ($8.13) for the nine month period ended September 30, 2009 compared to ($1.15) net loss per basic and diluted share for the same period in 2008.
On March 17, 2009, the Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private non-affiliated, investor group. The transaction is expected to close during the fourth quarter of 2009. In the first quarter of 2009, the Corporation recorded, in other operating expenses, an estimated loss on the sale of $700,000 along with estimated sale related expenses of $150,000. In accordance with accounting rules, Davison State Bank is now deemed an “operation held for sale”. In addition, Davison State Bank’s results have been excluded from current period results and prior period results have been restated to exclude their results as well. Operating results for Davison State Bank are detailed in Note 8. The Corporation’s net income includes a line item after Net Loss from Continuing Operations to account for Davison State Bank’s performance in 2008 and 2009.
The Corporation is evaluating other opportunities which could improve the capital position of the Corporation. These opportunities include divestiture of other bank subsidiaries and branches.
The Corporation invested in an Arizona bank to diversify outside the Michigan market. The Arizona economy has experienced similar economic conditions as Michigan, which raised concerns regarding the financial viability of the Arizona bank. As a result, the Corporation elected to write off the remaining investment in the Arizona bank during the second quarter of 2009. The write off brings the 2009 total charges to $1,360,000.
Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008 are summarized in Table 2. Table 3 summarizes net interest income, average balances and yields on major categories of interest-earning assets and interest-earning liabilities for the three months ended September 30, 2009 and 2008.

Table 1 below displays the effects of changing rates and volumes on our net interest income for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. The information displayed is with respect to the effects on interest income and interest expense attributable to changes in volume and rate.
Table 1

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009 COMPARED TO 2008
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000s omitted)	VOL	RATE	TOTAL

Taxable securities	$(267)	$(23)	$(290)
Tax-exempt securities (1)	(34)	56	22
Federal funds sold	(92)	(46)	(138)

Total loans (1)	(1,335)	(1,627)	(2,962)
Loans held for sale	21	(12)	9

Total earning assets	(1,707)	(1,652)	(3,359)

Interest bearing demand deposits	(71)	(460)	(531)
Savings deposits	(8)	(248)	(256)
Time CD’s $100,000 and over	(334)	(535)	(869)
Other time deposits	231	(774)	(543)
Other borrowings	(246)	(184)	(430)

Total interest bearing liabilities	(428)	(2,201)	(2,629)

Net Interest Income	$(1,279)	$549	$(730)

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.
As indicated in Table 1, during nine months ended September 30, 2009, net interest income decreased $730,000 compared to the same period in 2008. Total average earning assets declined 8.0% in balances year-over-year and resulted in a 6.6% decline in yield on these assets. Management was successful in offsetting this lost income by reducing average interest rates on interest bearing liabilities. Management reduced the cost of interest bearing liabilities from 3.28% at September 30, 2008 to 2.58% at September 30, 2009. This is a 21.3% reduction in rate when comparing the two periods.
As indicated in Table 2, the Corporation’s net interest margin (with consideration of full tax equivalency) improved to 3.40% compared to 3.32% for the same period in 2008, as a result of management’s strategy described above in Table 1. Average earning assets decreased 8.0% or approximately $41,092,000 comparing the nine months of 2009 to the same time period in 2008. Loans, the highest yielding component of earning assets, represented 87.2% of earning assets in 2009 compared to 85.2% in 2008. Average interest bearing liabilities decreased 3.1% or $13,955,000 comparing the first nine months of 2009 to the same time period in 2008. Non-interest bearing deposits amounted to 14.3% of average earning assets in the first nine months of 2009 compared with 12.8% in the same time period of 2008.
Table 3 shows net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended September 30, 2009 and 2008. Net interest income for the three months ended September 30, 2009 was $4,056,000, a decrease of $438,000, or 9.7%, over the same period in 2008. The decrease is due to a decrease in balances of earning assets of 9.1% as well as a decrease of 8.1% in their average yield. During this same period, interest bearing liability rates decreased 23.0%. Management reduced interest bearing liability rates from 3.00% to 2.31% during the three month period. The Corporation’s net interest margin (with consideration of full tax equivalency), decreased modestly to 3.52% for the quarter ended September 30, 2009 when compared with 3.60% for the same time in 2008. While maintaining average balances, management has been successful in reducing offering rates on interest bearing accounts including demand, savings and certificates of deposit. For the third quarter of 2009 compared to 2008, average earning assets decreased 9.1% or $45,582,000. The largest decrease was in the loan portfolio as the Banks continued to reduce loan outstandings, while certain loans moved into a non-performing status. Loans decreased 9.6% or $41,663,000 comparing the third quarter of 2009 to the third quarter of 2008. Loans represented 85.7% of earning assets in 2009 compared to 86.2% in 2008. Average interest bearing liabilities decreased $5,388,000 or 1.2% comparing the third quarter of 2009 to 2008. Non-interest bearing liabilities were 14.8% of average earning assets for the third quarter of 2009 versus 13.4% in the third quarter of 2008.
Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to selectively seek out new loan opportunities while continuing to maintain sound credit quality.
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

Table 2 Average Balance and Rates

	NINE MONTHS ENDED SEPTEMBER 30,
	2009			2008
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$37,997	$1,143	4.02%	$45,266	$1,411	4.16%
State and Political (1)	13,902	633	6.09%	14,697	611	5.55%
Other	4,309	70	2.17%	7,529	92	1.63%

Total Securities	56,208	1,846	4.39%	67,492	2,114	4.18%
Fed Funds Sold	2,332	1	0.06%	6,964	139	2.67%
Loans:
Commercial	320,436	14,453	6.03%	342,455	16,787	6.55%
Tax Free (1)	2,656	129	6.48%	1,985	97	6.53%
Real Estate-Mortgage	35,113	1,614	6.15%	37,217	1,770	6.35%
Consumer	51,351	2,185	5.69%	53,543	2,689	6.71%

Total loans	409,556	18,381	6.00%	435,200	21,343	6.55%
Allowance for Loan Losses	(11,891)			(9,193)
Net Loans	397,665	18,381	6.18%	426,007	21,343	6.69%

Loans Held for Sale	1,657	62	5.00%	1,189	53	5.95%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$469,753	$20,290	5.77%	$510,845	$23,649	6.18%

Cash Due from Banks	32,115			13,338
Assets of Held for Sale Operations	43,457			45,899
All Other Assets	39,433			44,428

TOTAL ASSETS	$572,867			$605,317

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest Bearing — DDA	$88,275	$523	0.79%	$94,275	$1,054	1.49%
Savings Deposits	74,373	236	0.42%	75,347	492	0.87%
Time CDs $100,000 and Over	128,744	4,067	4.22%	137,547	4,936	4.79%
Other Time CDs	114,512	2,677	3.13%	106,490	3,220	4.04%

Total Deposits	405,904	7,503	2.47%	413,659	9,702	3.13%
Other Borrowings	26,133	829	4.24%	32,333	1,259	5.20%

INTEREST BEARING LIABILITIES	$432,037	$8,332	2.58%	$445,992	$10,961	3.28%

Non-Interest bearing — DDA	67,163			65,509
Liabilities of Held for Sale Operations	40,384			42,016
All Other Liabilities	3,012			2,866
Shareholders’ Equity	30,271			48,934

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$572,867			$605,317

Net Interest Rate Spread			3.20%			2.90%

Net Interest Income /Margin		$11,958	3.40%		$12,688	3.32%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED SEPTEMBER 30,
	2009			2008
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$40,316	$384	3.78%	$40,740	$427	4.22%
State and Political (1)	13,429	205	6.04%	14,759	224	6.11%
Other	3,805	20	2.09%	6,886	31	1.81%

Total Securities	57,550	609	4.20%	62,385	682	4.40%
Fed Funds Sold	6,919	1	0.06%	6,341	31	1.97%
Loans:
Commercial	305,122	4,677	6.08%	340,638	5,543	6.54%
Tax Free (1)	2,521	41	6.44%	1,964	30	6.21%
Real Estate-Mortgage	32,701	498	6.04%	36,318	567	6.28%
Consumer	50,678	720	5.64%	53,765	872	6.52%

Total loans	391,022	5,936	6.02%	432,685	7,012	6.52%
Allowance for Loan Losses	(14,127)			(11,412)
Net Loans	376,895	5,936	6.25%	421,273	7,012	6.69%

Loans Held for Sale	1,022	14	5.43%	684	11	6.47%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$456,513	$6,560	5.70%	$502,095	$7,736	6.20%

Cash Due from Banks	40,618			13,242
Assets of held for sale operations	42,117			46,297
All Other Assets	37,205			44,094

TOTAL ASSETS	$562,326			$594,316

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$88,906	$113	0.50%	$94,357	$297	1.27%
Savings Deposits	77,020	31	0.16%	77,875	158	0.82%
Time CDs $100,000 and Over	124,411	1,272	4.06%	127,750	1,475	4.64%
Other Time CDs	115,117	861	2.97%	104,080	962	3.72%

Total Deposits	405,454	2,277	2.23%	404,062	2,892	2.88%
Other Borrowings	24,244	227	3.71%	31,024	350	4.54%

INTEREST BEARING LIABILITIES	$429,698	$2,504	2.31%	$435,086	$3,242	3.00%

Non-Interest bearing — DDA	67,685			67,284
Liabilities of held for sale operations	39,476			42,572
All Other Liabilities	5,300			2,151
Shareholders’ Equity	20,167			47,223

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$562,326			$594,316

Net Interest Rate Spread			3.39%			3.20%

Net Interest Income /Margin		$4,056	3.52%		$4,494	3.60%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Allowance and Provision For Loan Losses
The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. While the Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans, the loan portfolio has a concentration connected with commercial real estate, construction and land development loans. The concentration of loans in construction and land development loans was $34.1 million or 8.8% of gross loans at September 30, 2009. This is down from $48.8 million or 11.4% of gross loans at December 31, 2009. Specific strategies have been deployed to reduce the concentration levels and limit exposure to this type of lending in the future. The Michigan economy, employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets.”
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
At September 30, 2009, the allowance was $14,485,000, or 3.77% of total loans compared to $10,455,000, or 2.44%, at December 31, 2008, an increase of $4,030,000 during the first nine months of 2009. Non performing loan levels, discussed later, increased during the period and net charge-offs increased to $7,276,000 during the first nine months of 2009 compared to $2,725,000 during the first nine months of 2008. The Corporation has experienced continued decline in property values, which have necessitated collateral re-evaluation and in some cases reduction of our book value to market value. Additionally, as loans are renewed, a higher level of scrutiny of the individual business health has lead to increased risk weighting and therefore additional reserve to cover the potential shortfall. As of September 30, 2009, management has reviewed historical losses and following analysis of those losses, believes that the allowance is appropriate given identified risk in the loan portfolio based on current asset quality.
Table 4 below summarizes loan losses and recoveries for the first nine months of 2009 and 2008. During the first nine months of 2009, the Corporation experienced net charge-offs of $7,276,000 or 1.90% of gross loans compared with net charge-offs of $2,725,000 or 0.64% of gross loans in the first nine months of 2008. The provision for loan loss was $11,306,000 in the first nine months of 2009 and $5,155,000 for the same time period in 2008. As a result of continuing credit quality deterioration and the review of historical losses by loan type, additional provision for loan losses was taken in the first three quarters of 2009. The substantial increase in provision for loan loss was to provide specific reserves for non-performing and substandard loans, increased charge-offs and continuing weakness in the Michigan economy.
Davison State Bank had net charge-offs of $825,000 in the first nine months of 2009 and $190,000 of loan loss provision for the first nine months of 2009.

Table 4 Analysis of the Allowance for Loan Losses

	Nine Months Ended September 30,
(000s omitted)	2009	2008

Balance at Beginning of Period	$10,455	$7,592

Charge-Offs:
Commercial, Financial and Agriculture	(6,263)	(2,656)
Real Estate-Mortgage	(738)	(230)
Installment Loans to Individuals	(523)	(296)

Total Charge-Offs	(7,524)	(3,182)
Recoveries:
Commercial, Financial and Agriculture	166	266
Real Estate-Mortgage	7	0
Installment Loans to Individuals	75	191

Total Recoveries	248	457

Net Charge-Offs	(7,276)	(2,725)
Provision	11,306	5,155

Balance at End of Period	$14,485	$10,022

Ratio of Net Charge-Offs to Gross Loans	1.89%	0.64%
Non-Interest Income
Non-interest income increased during the three months ended September 30, 2009 as compared to the same period in 2008; this was due to the partial write-off of the investment in Valley Capital Bank during the third quarter of 2008. Overall non-interest income, of continuing operations, was $1,480,000 for the three months ended September 30, 2009 compared to $1,180,000 for the same period in 2008. This represents an increase of 25.4%. On a year to date basis, non-interest income at September 30, 2009 was $3,445,000 compared with $3,952,000 at September 30, 2008. This represents a decrease of 12.8%.
The most significant category of non-interest income is service charges on deposit accounts. These fees from continuing operations were $519,000 in the third quarter of 2009, compared to $651,000 for the same period of 2008. This represents a decrease of 20.3% from year to year. The decrease is a result of a decrease in NSF charges as customers have become more mindful of the usage of the overdraft privilege product. On a year to date basis, service charges on deposits accounts decreased 23.3% to $1,435,000 at September 30, 2009.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market increased by $58,000 or 138.1% to $100,000 in the third quarter of 2009 compared to $42,000 for the same period in 2008. As market conditions continue to be favorable for mortgage rates, consumers in the market continue to refinance their homes, taking advantage of historically low rates. Management sees this as a short term rise in mortgage refinance and believes that it will taper off as the year continues. On a year to date basis, the gain on the sale of mortgage loan has increased 135.4% over the first nine months of 2008.
Trust, investment and financial planning services income increased $2,000 or 0.4% in the third quarter of 2009 compared to the same period in the prior year. As the markets have somewhat stabilized, investment customers have maintained their portfolios, awaiting market improvements. On a year to date basis, trust and wealth management income has decreased 10.0% compared to 2008.
Other operating income increased by $372,000 or 1200.0% in the third quarter of 2009 compared to the same time period in 2008. The primary driver of the improvement was the loss on the equity investment in the third quarter of 2008. Additionally, increased fee collections on electronic and card services have added to the bottom line. Offsetting those increases, the Banks recognized larger losses on sales of real estate owned. On a year to date basis, other operating income decreased $280,000 or 71.2%. This was due to the 2008 write down of the Arizona investment which totaled $696,000, along with $90,000 in losses on sale of real estate owned and $118,000 of loss on the sale of fixed assets. In addition, one of the Banks received proceeds from a bank owned life insurance policy providing a benefit of $203,000, in the first quarter of 2009.

Non-Interest Expense
Total non-interest expense, from continued operations, increased 4.2% to $4,980,000 in the three months ended September 30, 2009, compared with $4,777,000 in the same period of 2008. The increase can be attributed to increases in loan and collection costs of $984,000, related to other real estate owned (ORE), and an increase in accruals for FDIC assessments. Partially offsetting these increases were decreases in salary and benefits costs, advertising costs and reductions in occupancy and furniture and equipment expenses. On a year to date basis, non-interest expense increased 6.8% versus last year through September 30, 2009. In addition to the items that occurred in the quarter, as mentioned above, the year-to-date increase was largely attributed to the FDIC special assessment of $255,000, the estimated loss on sale of Davison State Bank of $700,000 and an additional $150,000 in estimated transaction costs in conjunction with an agreement to sell this bank.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $2,129,000 in the third quarter of 2009, compared with $2,534,000, or a decrease of 16.0%, for the same time period in 2008. The decrease in cost was due to strategic staff reduction, pay reductions for all staff, elimination of performance incentive payments and reduction of retirement benefits for all employees. On a year to date basis, salary and benefit costs have decreased 16.9%.
Occupancy expenses, at $428,000, decreased in the three months ended September 30, 2009 compared to the same period in 2008 by $25,000 or 5.5%. The expenses decreased $72,000 or 5.0% from year-to-year as management worked to reduce expenses through contract and service negotiation.
During the three months ended September 30, 2009, furniture and equipment expenses were $385,000 compared to $453,000 for the same period in 2008, a decrease of 15.0%. This is the result of decreases, totaling $101,000, in depreciation on furniture and equipment, as some items have become fully depreciated. Other furniture and equipment related expenses remained relatively flat when comparing the third quarter of 2009 to the same time in 2008. On a year to date basis, furniture and equipment expenses decreased $220,000 or 15.4%.
Loan and collection expenses, from continuing operations, at $984,000, were up $849,000 or 628.9% during the three months ended September 30, 2009 compared to the same time period in 2008. The increase was primarily attributable to an increase in other loan expense relating to other real estate owned, in the form of property taxes and property maintenance. As the Banks continue to become owners of these properties, resulting from the unfavorable changing economy in Michigan, we anticipate these expenses to be above desired levels until the economic situation begins to become more favorable. On a year to date basis, loan and collection expenses increased $1,798,000 or 356.7%.
Advertising expenses of $39,000 in the three months ended September 30, 2009 decreased 63.9% compared with $108,000 for the same period in 2008. The Corporation has reduced expenditures for advertising, sponsorships and community donations. On a year to date basis, advertising expenses decreased $197,000 or 61.0%.
Other operating expenses, from continued operations, were $1,015,000 in the three months ended September 30, 2009 compared to $861,000 in the same time period in 2008, an increase of $154,000 or 17.9%. The Banks had three contributors to this increase: legal expenses, audit fees and FDIC assessments. Offsetting these increases were reductions in stationery and supplies, communication expense, transportation expense, property security, business development expense and other losses.
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
The Corporation’s total assets were $555 million at September 30, 2009 compared to total assets of $579 million at December 31, 2008. This includes assets from discontinued operations of $41 million at September 30, 2009 and $46 million at December 31, 2008. Loans comprised 69.1% of total assets at September 30, 2009 compared to 74.2% at December 31, 2008. Loans declined $45.3 million during the first nine months of 2009. On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 13.6% at September 30, 2009 and 13.7% at December 31, 2008. Interest bearing deposit liabilities totaled $405.0 million at September 30, 2009 compared to $405.0 million at December 31, 2008. Total deposits decreased $498,000 with non-interest bearing demand deposits decreasing $539,000 and interest bearing deposits increasing $41,000. Short-term borrowings decreased $1,466,000 due to the decrease in treasury tax and loan payments outstanding at the end of the two periods. FHLB advances decreased $2.7 million comparing the two periods.
Bank premises and equipment decreased $768,000 to $16.1 million at September 30, 2009 compared to $16.9 million at December 31, 2008. The decrease was a result of normal depreciation.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure or deed-in-lieu of foreclosure. Table 5 reflects the levels of these assets at September 30, 2009 and December 31, 2008.
Non-performing assets increased from December 31, 2008 to September 30, 2009. The increase of $4,192,000 was primarily due to increased levels of renegotiated loans, non-accrual loans and REO-in-Redemption. Renegotiated loans increased $1,626,000 to $2,568,000 at September 30, 2009. Non-accrual loans increased $478,000 to $23,052,000 and REO-in-redemption increased $1,714,000 to $2,104,000. Loans past due 90 days or more and still accruing decreased as balances moved into non-accrual loans. Non-accrual loans increased $478,000, when compared to December 31, 2008 due to continued deterioration in loan repayment abilities of borrowers. REO-in-Redemption balance is comprised of eight commercial properties and three residential properties for a total of $2,104,000 at September 30, 2009. Marketability of these properties is dependent on the real estate market. Renegotiated loans increased from $942,000 at December 31, 2008 to a total of $2,568,000 at September 30, 2009.
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
Davison State Bank had non-performing loans of $1,284,000 and non-performing assets of $2,314,000 at September 30, 2009, compared to $1,751,000 of non-performing loans and $2,117,000 of non-performing assets at December 31, 2008.
Table 5 — Non-Performing Assets and Past Due Loans

	September 30,	December 31,
(000s omitted)	2009	2008

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$193	$667
Non-Accrual Loans	23,052	22,574
Renegotiated Loans	2,568	942

Total Non-Performing Loans	25,813	24,183

Other Non-Performing Assets:
Other Real Estate	6,856	5,983
REO in Redemption	2,104	390
Other Non-Performing Assets	0	25

Total Other Non-Performing Assets	8,960	6,398

Total Non-Performing Assets	$34,773	$30,581

Non-Performing Loans as a % of Total Loans	6.73%	5.63%
Allowance for Loan Losses as a % of Non-Performing Loans	56.12%	43.23%
Accruing Loans Past Due 90 Days or More to Total Loans	0.05%	0.16%
Non-performing Assets as a % of Total Assets	6.27%	5.29%
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2009. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $1.2 million since December 31, 2008. The Corporation has invested excess deposits into the securities and loan portfolios. The goal of this reinvestment is to increase yield and income versus keeping the excess funds in federal funds sold which has a lower yield. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash used in financing activities resulting from the decrease of deposits, short term borrowings and Federal Home Loan Bank advances. In the first nine months of 2009 deposits, from continuing operations, decreased $498,000, while short term borrowings decreased $1,466,000 and Federal Home Loan Bank advances decreased $2,726,000. Cash provided by investing activities was $41,662,000 in first nine months of 2009 compared to $31,932,000 in first nine months of 2008. The change in investing activities was due to payoffs of loans, primarily in the commercial loan portfolio.
Capital Management
Total shareholders’ equity decreased 45.9% to $19,547,000 at September 30, 2009 compared with $36,124,000 at December 31, 2008. As indicated on the balance sheet at December 31, 2008, the Corporation had an accumulated other comprehensive loss of $1,977,000 compared to accumulated other comprehensive loss at September 30, 2009 of $410,000. The decrease in the loss position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio, largely in relation to private label securities and bank stocks owned. In addition, other components of the decrease in shareholders’ equity was a result of high levels of provision for loan losses year-to-date, the establishment of the deferred tax valuation allowance in the second quarter the final write-off of the Arizona investment and a write down on another equity investment.
Regulatory Capital Requirements
Bank holding companies and their bank subsidiaries are required by banking industry regulators to maintain certain levels of capital. These are expressed in the form of certain ratios. These ratios are based on the degree of credit risk in the Corporation’s assets. All assets and off-balance sheet items such as outstanding loan commitments are assigned risk factors to create an overall risk-weighted asset total. Capital is separated into two levels, Tier I capital (essentially total common shareholders’ equity plus qualifying cumulative preferred securities (limited to 33% of common equity, less goodwill) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of gross risk-weighted assets). Capital levels are then measured as a percentage of total risk weighted assets. The regulatory minimum for Tier I capital to risk weighted assets is 4% and the minimum for Total capital (Tier I plus Tier II) to risk weighted assets is 8%. The Tier I leverage ratio measures Tier I capital to average assets and must be a minimum of 3%. As reflected in Note 10, at September 30, 2009 and at December 31, 2008, the Corporation was in excess of the minimum capital and leverage requirements necessary to be considered an “adequately capitalized” banking company.

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
As previously mentioned, West Michigan Community Bank (WMCB) entered into a consent order in the first quarter of 2009 due primarily to Tier 1 capital falling below 8%. The consent order restricts dividend payments to the Holding Company and requires WMCB to increase the Tier 1 capital level. The consent order does not place any restrictions on the Holding Company. WMCB Tier 1 capital at September 30, 2009 was 6.6%. The regulatory agencies are completing audits of the remaining two banks. Tier 1 capital at September 30, 2009 was 5.8% at The State Bank and 7.8% at Davison State Bank.
During the fourth quarter of 2009, it is expected that a second bank will enter into a written agreement with the banks regulators. The agreement is expected to address asset quality and capitalization concerns.
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
The Corporation’s primary source of cash to service its subordinated debt and notes payable is dividends from the three subsidiary banks. As the subsidiary banks are working to preserve capital and not up streaming dividends to the Holding Company, the Corporation has elected to defer interest payments for five years on $14,000,000 of subordinated debentures. The reason for the interest deferral is to maintain liquidity at the Holding Company. The Corporation is not in default under either of the indentures. During this five year period, the Corporation is precluded from paying dividends on its outstanding common stock. The Corporation subsequently may give notice that it elects to shorten the deferral period, pay accrued interest and return to the normal course of dividend payments.
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
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Management has reviewed the deferred tax position for the Corporation at September 30, 2009 and December 31, 2008. Management has concluded that recognition of a valuation allowance for deferred taxes became necessary at the end of the second quarter. Following in depth analysis and discussion, management recognized a total of $5,998,000 of these taxes, from continuing operations at June 30, 2009. These dollars became an expense to the Corporation and directly impacted earnings for the second quarter and year to date period. Adjustments to the reserve as a result of quarterly analysis, has adjusted the reserve to $5,924,000 at September 30, 2009. The valuation allowance will continued to be evaluated on a quarterly basis.
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
Off Balance Sheet Arrangements
At September 30, 2009, the Banks had outstanding standby letters of credit of $189,000 and unfunded loan commitments outstanding of $53.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Banks have the ability to fund these commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 54 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first nine months of 2009, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2009 compared to 2008.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 7 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2009, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 7 GAP Analysis — September 30, 2009

	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$27,250	$0	$0	$0	$27,250
Securities	8,844	12,719	17,779	15,640	54,982
Loans	66,546	92,869	176,018	48,344	383,777
Loans Held for Sale	1,434	0	0	0	1,434
FHLB Stock	1,900	0	0	0	1,900

Total Earning Assets	$105,974	$105,588	$193,797	$63,984	$469,343

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$99,324	$0	$0	$0	$99,324
Savings Deposits	77,698	0	0	0	77,698
Time Deposits Less than $100,000	20,929	57,542	32,733	30	111,234
Time Deposits Greater than $100,000	22,372	29,272	65,180	0	116,824
Short term borrowings	34	0	0	0	34
Other Borrowings	0	4,028	5,098	855	9,981
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$234,357	$90,842	$103,011	$885	$429,095

Interest Rate Sensitivity GAP	($128,383)	$14,746	$90,786	$63,099	$40,248
Cumulative Interest Rate Sensitivity GAP	($128,383)	($113,637)	($22,851)	$40,248
Interest Rate Sensitivity GAP	(0.45)	1.16	1.88	72.28
Cumulative Interest Rate Sensitivity GAP Ratio	(0.45)	0.71	2.59	74.87
As indicated in Table 7, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate volumes. These limitations are evident when considering the Corporation’s gap position at September 30, 2009 and the change in net interest margin for the nine months ended September 30, 2009 compared to the same time period in 2008. At September 30, 2009, the Corporation was negatively gapped through one year. Interest rates have stayed steady since 2008 and rates are expected to remain flat for the next 3 months. Further, net interest margin increased when the nine months of 2009 is compared to the same period in 2008. This occurred as short-term, higher priced deposits matured and were re-priced to lower rates. In addition to GAP analysis, the Corporation, as part of managing interest rate risk, also performs simulation modeling, which measures the impact of upward and downward movements of interest rates on interest margin and the market value of equity. Assuming continued success at achieving repricing of loans to higher rates at a faster pace than repricing of deposits, simulation modeling indicates that an upward movement of interest rates could have a positive impact on net interest income. Because management believes that it should be able to continue these repricing relationships, it anticipates improved performance in net interest margin.
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
ITEM 4T: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.
(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. — None

Item 1A.	Risk Factors — There have been no material changes in the risk factors applicable to the Corporation from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, except as disclosed below.
Since December 31, 2008, the subsidiary banks of the Corporation have reduced their risk rating from well capitalized to adequately capitalized. These changes in ratings may impact the banks liquidity position. The bank’s ability to obtain brokered CDs will be limited.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. — None

Item 3.	Defaults Upon Senior Securities. — None

Item 4.	Submission of Matters to a Vote of Securities Holders — None

Item 5.	Other Information. — None

Item 6.	Exhibits.
(a)	Exhibits
31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.
Dated: November 11, 2009	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: November 11, 2009	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.