Form 10-K
period 2009-12-31
FENTURA FINANCIAL INC
filed 2010-03-18
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

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
☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Aggregate Market Value as of June 30, 2009: $4,418,366
State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 2,250,028 shares of Common Stock as of March 3, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Fentura Financial, Inc. Proxy Statement for its annual meeting of shareholders to be held April 28, 2010 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Financial, Inc.
2009 Annual Report on Form 10-K

PART I
ITEM 1. DESCRIPTION OF BUSINESS
The Company
     Fentura Financial, Inc. (the “Corporation” or “Fentura”) is a bank holding company headquartered in Fenton, Michigan that owns three subsidiary banks (see “The Banks” below). All information in this Item 1 is as of December 31, 2009. The Corporation’s subsidiary banks operate 16 community banking offices offering a full range of banking services principally to individuals, small businesses, and government entities throughout mid-Michigan and western Michigan. At the close of business on December 31, 2009, the Corporation had assets of $522 million, deposits of $441 million, and shareholders’ equity of $21 million. Trust assets under management totaled $111 million.
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
The Banks
     TSB’s original predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name “The Commercial Savings Bank of Fenton.” In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank. For over 100 years, TSB has been engaged in the general banking business in the Fenton, Michigan area. TSB is headquartered in Fenton and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2009, TSB operated four offices and an operations center in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, two offices in the Township of Grand Blanc, Michigan, and one office in Brighton, Michigan. Its main office is located in downtown Fenton.
     DSB commenced operations on March 13, 2000, and is engaged in the general banking business in the Davison, Michigan area. DSB is headquartered in Davison and considers its primary service area to be portions of Genesee and Lapeer Counties. As of December 31, 2009, DSB operated two offices in the City of Davison, Michigan.
     Fentura acquired West Michigan Community Bank on March 15, 2004. WMCB is engaged in the general banking business in Hudsonville, Michigan, and other portions of Ottawa County and western Kent County, Michigan. WMCB is headquartered in Hudsonville and considers its primary service areas to be portions of Kent and Ottawa counties. As of December 31, 2009, WMCB operated two offices in the City of Hudsonville, Michigan, one office in the City of Jenison, Michigan, and two offices in the City of Holland, Michigan.
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

     All three banks are state banks, chartered under the Michigan Banking Code. None are members of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), but the deposits of each are insured by the Federal Deposit Insurance Corporation (the “FDIC”). See “Supervision and Regulation” below.
     As of December 31, 2009, TSB employed 105 full time personnel, including 40 officers, and an additional 41 part time employees; DSB employed 9 full time personnel, including 2 officers, and an additional 6 part time employees; WMCB employed 33 full time personnel, including 11 officers, and an additional 8 part time employees. All Banks consider their employee relations to be excellent.
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
Supervision and Regulation
     The following is a summary of certain statutes and regulations affecting the Corporation and the Banks. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Corporation, the Banks and the business of the Corporation and the Banks.
General
     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Banks can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Federal Reserve Board      , the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Regulation (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
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
The Corporation
     General. The Corporation, as the sole shareholder of the Banks, is a bank holding company and is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.
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
     The Corporation’s common stock is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Sarbanes-Oxley Act provided for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets.
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
     Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. The Corporation has not elected to be treated as a financial holding company.
     The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies.
     Federal legislation also prohibits the acquisition of control of a bank holding company, such as the Corporation, by a person or a group of persons acting in concert, without prior notice to the Federal Reserve Board. Control is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank holding company.
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
     Dividends. The Corporation is a corporation separate and distinct from the Banks. Most of the Corporation’s revenues are received by it in the form of dividends paid by the Banks. Thus, the Corporation’s ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Banks’ ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Banks are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Corporation for an insured bank which fails to meet specified capital levels.
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
     Recent Regulatory Developments. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the U.S. Department of Treasury (the “Treasury”) created the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program (“CPP”) under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies. The Corporation and the Banks did not participate in the TARP CPP.

     On October 22, 2009, the Federal Reserve Board issued proposed guidance for structuring incentive compensation arrangements for all financial institutions. The guidance does not set forth any formulas or pay caps, but sets forth certain principles which companies would be required to follow with respect to employees and groups of employees that may expose the institution to material amounts of risk.
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
     Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the deposit insurance fund pursuant to a risk-based assessment system. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2013.
     Under the FDIC’s risk-based assessment regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the deposit insurance fund at the reserve ratio designated by the FDIC. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Generally, deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except institutions with $1 billion or more in assets and any institutions that become insured on or after January 1, 2007 will have their assessment base determined using average daily balances of insured deposits.
     Due to a decrease in the reserve ratio of the Deposit Insurance Fund, on October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC extended this time to eight years. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment will range between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates varied depending on an institution’s risk category. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. As of April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate was between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate was 45 basis points. The final rule modified the means to determine a Risk Category I institution’s initial base assessment rate. It also provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate is between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate is between 40 and 77.5 basis points.

     On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009, and the Banks’ paid an additional assessment of $267,000.
     On November 12, 2009, the FDIC adopted a final rule that required insured institutions to prepay on December 31, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. For purposes of calculating the prepayment amount, the institution’s third quarter 2009 assessment base was increased quarterly at a five percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by three basis points beginning in 2011. On December 31, 2009, the Banks prepaid estimated assessments of $303,000.
     On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC provides full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Banks did not opt out of the Transaction Account Guarantee portion of the TLGP. The Transaction Account Guarantee was to expire on December 31, 2009, but has been extended until June 30, 2010. Through December 31, 2009, participating institutions were assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage. After December 31, 2009, participating institutions will be assessed 15 to 25 basis points depending on the risk category assigned to the institution. All insured depository institutions currently participating may opt out of participation in the extended period. The Banks have not elected to continue its participation in the Transaction Account Guarantee program.
     Also pursuant to the TLGP, the FDIC will guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (the “Debt Guarantee”). The Corporation and the Banks did not opt out of the Debt Guarantee portion of the TLGP but did not issue any debt under the Debt Guarantee program.
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
equity to total assets
of 2% or less
     As of December 31, 2009, each of the Banks’ ratios exceeded minimum requirements for the adequately capitalized category.
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
     In addition, FDIC insured institutions may be liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.
     Regulatory Agreements In December 2008, WMCB was presented with a Consent Order from the FDIC and the Commissioner (the “Consent Order”). The Consent Order set forth commitments to be made by WMCB to, among other items, address and strengthen WMCB’s practices relating to oversight of WMCB by the management and board of directors of WMCB; maintain sufficient capital at WMCB; improve asset quality through the review of WMCB’s position on problem loans; improve WMCB’s liquidity position; review the adequacy of WMCB’s allowance for loan and lease losses; and adopt and implement a profit plan and budget. The Consent Order also requires WMCB to retain a Tier 1 capital to average asset ratio of a minimum of 8.0%. As of December 31, 2009, WMCB had a Tier 1 capital to average asset ratio of 6.9%. WMCB’s board of directors and management reviewed the Consent Order and after discussions, the directors signed the Consent Order agreeing to comply with all of the requirements of the Consent Order. This Consent Order is effective February 9, 2009.
     In December 2009, TSB was presented with a Consent Order from the FDIC and the Commissioner (the “Consent Order”). The Consent Order set forth commitments to be made by TSB to, among other items, address and strengthen TSB’s practices relating to oversight of TSB by the management and board of directors of TSB; maintain sufficient capital at TSB; improve asset quality through the review of TSB’s position on problem loans; improve TSB’s liquidity position; review the adequacy of TSB’s allowance for loan and lease losses; and adopt and implement a profit plan and budget. The Consent Order requires TSB to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0% and a total capital to risk-weighed asset ratio of 12.0%. At December 31, 2009, TSB had a Tier 1 capital to average asset ratio of 6.2% and a total capital to risk-weighted asset ratio of 8.9%. TSB’s board of directors and management reviewed the Consent Order and after discussions, the directors signed the Consent Order agreeing to comply with all of the requirements of the Consent Order. This Consent Order is effective January 8, 2010.

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
     Pursuant to the Consent Order, TSB may not declare or pay any cash dividend without the prior written consent of the FDIC and the Commissioner.
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
Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Banks, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.7 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.7million up to and including $55.2 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $55.2 million, a reserve requirement of $1.335 million plus 10% of that portion of the total transaction accounts greater than $55.2 million.
The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.
ITEM 1A. Risk Factors.
     This item is not applicable to smaller reporting companies.
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
ITEM 3. LEGAL PROCEEDINGS
     From time to time, the Corporation and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2009, there were no legal proceedings which management anticipates would have a material adverse effect on the Corporation.
ITEM 4. RESERVED
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

     Donald L. Grill (age 62) serves as President and Chief Executive Officer of the Corporation and Chief Executive Officer of The State Bank since 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank — Frankenmuth.
     Ronald L. Justice (age 45) is the CEO and President of West Michigan Community Bank and Senior Vice President of the Corporation. Prior to holding these positions, he served as the CEO and President of Davison State Bank, Secretary of the Corporation and CFO of the Corporation and its subsidiary Banks. Prior to that, Mr. Justice held other positions with The State Bank.
     Dennis E. Leyder (age 56) was appointed Senior Vice President of the Corporation on December 1, 2004 and served as President and Chief Operating Officer of The State Bank from December 2006 to January 2009. In his current capacity as Senior Vice President at The State Bank, he is responsible for all compliance, trust and investment management. Mr. Leyder has over 25 years of banking experience, all in Genesee County.
     Holly J Pingatore (age 52) is the CEO and President of Davison State Bank and a Senior Vice President of the Corporation. Prior holding this position, she was a Senior Vice President of The State Bank. Prior to joining The State Bank in 1999, Ms. Pingatore served in various capacities at a large Michigan based regional bank.
     Douglas J. Kelley (age 40) was appointed Chief Financial Officer of the Corporation in 2003 and was appointed Senior Vice President of the Corporation on December 1, 2004. Mr. Kelley also serves as Secretary of the Corporation. Prior to being named Chief Financial Officer, he served as Controller and CFO of The State Bank and Davison State Bank. Prior to joining the Banks, Mr. Kelley was an Assistant Vice President and Accounting Officer with Citizens Bank. Mr. Kelley has over 18 years of banking experience.
     Daniel J. Wollschlager (age 59) is the Chief Lending Officer of The State Bank and Davison State Bank as well as a Senior Vice President of The State Bank. Prior to holding these positions, he was President and CEO of a south east Michigan bank.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The market, dividend, and holders of record information required by this item appears under the caption “Fentura Financial, Inc. Common Stock” and Table 16 on page 64 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of the Company’s 2009 Rule 14a-3 annual report, and is incorporated herein by reference. Please refer to the caption “Dividends” under “Item 1. Description of Business” of this Form 10-K for a discussion of regulations which affect our ability to pay dividends.
     The following table summarizes the repurchase activity of the Corporation’s common stock during the quarter ended December 31, 2009:

	Total		Total Number of	Maximum Number of
	Number of	Average	Purchased as	Shares that May Yet
	Share	Price Paid	Publicly Announced	be Purchased Under
	Purchased	per Share	Plans or Programs	the Program
October 1-October 31	0	$0.00	0	0
November 1-November 30	0	$0.00	0	0
December 1-December 31	0	$0.00	0	0
Total	0	$0.00	0	0
     The Company does not currently have a repurchase program in place.
ITEM 6. SELECTED FINANCIAL DATA
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – SELECTED FINANCIAL DATA”, appearing in Table 1 on page 43 of the Company’s 2009 Rule 14a-3 annual report, and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 43 through 64 of the Company’s 2009 Rule 14a-3 annual report, and is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required by this item appears under the headings “Liquidity and Interest Rate Risk Management” on pages 57 through 59, “Quantitative and Qualitative Disclosure About Market Risk” on page 61 and “Interest Rate Sensitivity Management” on pages 62 through 63 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 41 through 60 of the Company’s 2009 Rule 14a-3 annual report, and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of the Company including the notes thereto and Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm, appear on pages 1 through 43 of the Financial Statements portion of the Corporation’s 2009 Rule 14a-3 annual report, and are incorporated herein by reference. The supplementary data is not required for smaller reporting companies.
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
     Fentura Financial Inc.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective, based on those criteria.
     There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s quarter ended December 31, 2009, that materially affected, or is reasonably likely to affect, the Corporation’s internal control over financial reporting.
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
ITEM 9B OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The Corporation’s executive officers are identified under “Additional Item” in Part I of this Report on Form 10-K. The other information required by this item appears under the captions “Proposal 1-2010 Election of Directors,” “The Corporation’s Board of Directors,” “Code of Ethics,” “Committees of the Corporation Board,” and “Compliance with Section 16 Reporting” on pages 3, 4, 5, 6, 7, 8, 9, 10 and 19, respectively, of the Corporation’s 2010 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item appears under the captions “Director Compensation,” “Executive Compensation Discussion,” “Payments for Termination following a Change in Control” and “Compensation/ESOP Committee,” on pages 9 and 11 through 17 of the Company’s 2010 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item appears under the caption “Stock Ownership of Directors, Executive Officers and Certain Major Shareholders” on pages 5 of the Corporation’s 2010 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
     Securities Authorized for Issuance Under Equity Compensation Plans. The Corporation had the following equity compensation plans at December 31, 2009:
EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected
	of outstanding options	outstanding options	in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders	20,297	$29.55	120,400

Equity compensation plans not approved by security holders	0	0	0

Total	20,297	$29.55	120,400

     These equity compensation plans are more fully described in Note 12 to the Consolidated Financial Statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item appears under the captions “Independence of Directors and Attendance at Meetings” and “Other Information — Transactions with Certain Interested Parties” on pages 7 and 20 respectively, of the Company’s 2010 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item appears under the caption “Relationship with Independent Public Accountants” on page 18 of the Company’s 2010 Notice of Annual Shareholders Meeting and Proxy Statement and is incorporated herein by reference.

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

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 12, 2010.

Fentura Financial, Inc. (Registrant)
By	/s/Donald L. Grill
Donald L. Grill
On behalf of the registrant and as President & CEO (Principal Executive Officer)

By	/s/Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Capacity	Date

/s/Forrest A. Shook	Chairman of the Board	March 12, 2010
Forrest A. Shook	Director

/s/Donald L. Grill Donald L. Grill	Director	March 12, 2010

/s/Kenneth R. Elston Kenneth R. Elston	Director	March 12, 2010

/s/Thomas P. McKenney Thomas P. McKenney	Director	March 12, 2010

/s/James A. Wesseling James A. Wesseling	Director	March 12, 2010

/s/Brian P. Petty Brian P. Petty	Director	March 12, 2010

/s/Douglas W. Rotman Douglas W. Rotman	Director	March 12, 2010

/s/Ian W. Schonsheck Ian W. Schonsheck	Director	March 12, 2010

/s/William Dery William Dery	Director	March 12, 2010

FENTURA FINANCIAL, INC.
2009 Annual Report on Form 10-K
EXHIBIT INDEX

Exhibit
No.	Exhibit

3(i)	Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 2008).

3(ii)	Bylaws of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550).

4.1	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 — Registration No. 333-75194).

10.1	Supplemental Executive Retirement Agreement with Donald Grill dated March 16, 2007 (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.2	Supplemental Executive Retirement Agreement with Daniel Wollschlager dated October 24, 2008 (Incorporated by reference from Current Report filed on Form 8-K on October 29, 2008).

10.3	Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.4	Form of Non Employee Stock Option Plan Agreement (Incorporated by reference to Form 10-Q SB filed on May 2, 1996)

10.5	Retainer Stock Option Plan for Directors (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.6	Employee Stock Option Plan (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.7	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

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

14	Code of Ethics for Directors and Executive Officers (Filed herewith).

21.1	Subsidiaries of the Registrant (Filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith).

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Office and Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Consent-The State Bank (Incorporated by reference from Exhibit 99.2 of Current Report on Form 8-K filed on February 1, 2010).