Form 10-Q
period 2010-03-31
FENTURA FINANCIAL INC
filed 2010-05-13
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 29, 2010
Class — Common Stock       Shares Outstanding — 2,268,728

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FENTURA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(000s omitted except share and per share data)

	March 31,
	2010	Dec 31,
	(unaudited)	2009

ASSETS
Cash and due from banks	$17,019	$18,459
Federal funds sold	28,650	23,650

Total cash & cash equivalents	45,669	42,109
Securities-available for sale	42,113	43,608
Securities-held to maturity, (fair value of $5,493 at March 31, 2010 and $5,493 at December 31, 2009)	5,453	5,456

Total securities	47,566	49,064
Loans held for sale	1,265	831
Loans:
Commercial	252,231	252,764
Real estate loans — construction	20,129	26,295
Real estate loans — mortgage	25,751	28,058
Consumer loans	45,509	48,313

Total loans	343,620	355,430
Less: Allowance for loan losses	(12,338)	(10,726)

Net loans	331,282	344,704
Bank owned life insurance	7,267	7,221
Bank premises and equipment	15,697	15,914
Federal Home Loan Bank stock	1,900	1,900
Accrued interest receivable	1,927	1,813
Acquisition intangibles	126	157
Other real estate owned	8,928	7,967
Assets of discontinued operations	37,378	37,919
Other assets	9,989	12,480

Total assets	$508,994	$522,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$65,886	$64,530
Interest bearing deposits	362,903	376,245

Total deposits	428,789	440,775
Short term borrowings	67	164
Federal Home Loan Bank advances	7,981	7,981
Subordinated debentures	14,000	14,000
Liabilities of discontinued operations	34,596	35,217
Accrued taxes, interest and other liabilities	3,318	3,410

Total liabilities	488,751	501,547

Shareholders’ equity
Common stock — no par value 2,267,135 shares issued (2,248,553 at December 31, 2009)	42,945	42,913
Retained deficit	(22,140)	(21,657)
Accumulated other comprehensive loss	(562)	(724)

Total shareholders’ equity	20,243	20,532

Total liabilities and shareholders’ equity	$508,994	$522,079

See notes to consolidated financial statements

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(000s omitted except per share data)

	Three Months Ended
	March 31
	2010	2009

Interest income
Interest and fees on loans	$5,306	$6,463
Interest and dividends on securities:
Taxable	292	420
Tax-exempt	124	144
Interest on federal funds sold	5	0

Total interest income	5,727	7,027
Interest expense
Deposits	1,817	2,613
Borrowings	197	311

Total interest expense	2,014	2,924

Net interest income	3,713	4,103
Provision for loan losses	1,790	1,655

Net interest income after provision for loan losses	1,923	2,448
Non-interest income
Service charges on deposit accounts	474	436
Gain on sale of mortgage loans	93	235
Trust and investment services income	389	364
Loss on equity investment	0	(515)
Other income and fees	391	620

Total non-interest income	1,347	1,140
Non-interest expense
Salaries and employee benefits	2,114	2,552
Occupancy	449	503
Furniture and equipment	371	424
Loan and collection	557	385
Advertising and promotional	28	41
Other operating expenses	1,048	1,231

Total non-interest expense	4,567	5,136

Loss from continuing operations before income tax	(1,297)	(1,548)
Federal income tax benefit	(327)	(396)

Net loss from continuing operations	$(970)	$(1,152)

Net income/(loss) from discontinued operations, net of tax	487	(507)

Net loss	$(483)	$(1,659)

Loss per share from continuing operations
Basic and diluted	$(0.43)	$(0.53)

Income/(loss) per share from discontinued operations
Basic and diluted	$0.22	$(0.23)

Net loss per share
Basic and diluted	$(0.21)	$(0.76)

Cash Dividends declared	$0.00	$0.00

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended
	March 31,
(000s omitted)	2010	2009

Common Stock
Balance, beginning of period	$42,913	$42,778
Issuance of shares under
Director stock purchase plan & Dividend reinvestment program (18,582 and 8,296 shares)	32	36

Balance, end of period	42,945	42,814

Retained Deficit
Balance, beginning of period	(21,657)	(4,677)
Net loss	(483)	(1,659)

Balance, end of period	(22,140)	(6,336)

Accumulated Other Comprehensive Loss
Balance, beginning of period	(724)	(1,977)
Change in unrealized loss on securities, net of tax	162	(648)

Balance, end of period	(562)	(2,625)

Total shareholders’ equity	$20,243	$33,853

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(000s omitted)	2010	2009

OPERATING ACTIVITIES:
Net loss	$(483)	$(1,659)
Adjustments to reconcile net loss to cash
Provided by Operating Activities:
Depreciation and amortization	209	361
Provision for loan losses	1,790	1,655
Loans originated for sale	(6,392)	(17,275)
Proceeds from the sale of loans	6,051	13,358
Gain on sales of loans	(93)	(235)
Loss on sale of other real estate owned	93	57
Loss on equity investment	0	515
Earnings from bank owned life insurance	(46)	(45)
Net (increase) decrease in interest receivable & other assets	2,325	(575)
Net increase (decrease) in interest payable & other liabilities	(92)	690
Net change in discontinued operations operating activities	102	447

Total Adjustments	3,947	(1,047)

Net cash provided by/(used in) operating activities	3,464	(2,706)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities — HTM	0	200
Proceeds from maturities of securities — AFS	2,809	1,462
Proceeds from calls of securities — AFS	1,000	2,000
Purchases of securities — AFS	(2,000)	0
Net decrease in loans	10,284	9,147
Proceeds from bank owned life insurance	0	293
Sales of other real estate owned	294	667
Acquisition of premises and equipment, net	(58)	(53)
Net change in discontinued operations investing activities	548	688

Net cash provided by investing activities	12,877	14,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(11,986)	5,528
Net (decrease) in borrowings	(97)	(614)
Repayment of notes payable	0	(250)
Purchase of advances from FHLB	0	55,495
Repayments of advances from FHLB	0	(58,195)
Net proceeds from stock issuance and purchase	32	36
Net change in discontinued operations financing activities	(544)	(1,055)

Net cash provided by (used in) financing activities	(12,595)	945

Net change in cash and cash equivalents	$3,746	$12,643

Cash and cash equivalents — Beginning	44,646	20,953

Cash and cash equivalents — Ending	$48,392	$33,596
Less cash and cash equivalents of discontinued operations	2,723	6,953

Cash and cash equivalents of continuing operations	$45,669	$26,643

Cash paid for:
Interest	$1,891	$3,123
Income taxes	$245	$387
Non-cash Disclosures:
Transfers from loans to other real estate	$1,348	$1,238
See notes to consolidated financial statements

Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(000s omitted)	2010	2009

Net loss	$(483)	$(1,659)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	245	(981)
Tax effect	(83)	333

Other comprehensive income (loss)	162	(648)

Comprehensive loss	$(321)	$(2,307)

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements at December 31, 2009, March 31, 2009 and March 31, 2010 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan; Davison State Bank in Davison, Michigan; and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as Fentura Mortgage Company, West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. At March 31, 2010, Davison had assets of $37.4 million, loans of $24.2 million, and deposits of $34.7 million and equity of $2.8 million. The amended agreement calls for consideration to be received of $2.8 million. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. As a result of the amended sales agreement, the estimated loss of $700,000 was reversed in the first quarter of 2010. This transaction will have minimal impact to 2010 core earnings due to the proportionate size of Davison State Bank. The Corporation projects cost savings for the remainder of 2010 and beyond, as a result of this transaction. On April 30, 2010, the sale of Davison State Bank closed and the assets and liabilities were transferred to the investor group.
Financial statements are presented with discontinued operations sequestered on the balance sheet and income statement. The presentations have been updated for March 31, 2010, December 31, 2009 and March 31, 2009 to reflect the discontinued operations results.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.

NOTE 1 — BASIS OF PRESENTATION (continued)
Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation. For the three month period ending March 31, 2009, a $700,000 impairment charge on discontinued operations was reclassified in the prior year presentation from non-interest expense of continuing operations to discontinued operations. This reclassification reduced the loss from continuing operations by $546,000, net of tax, and had no impact on net income.
Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities, where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.
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
Allowance for Loan Losses
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

NOTE 1 — BASIS OF PRESENTATION (continued)
A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loans effective rate at inception.
Other Real Estate Owned and Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
Income Taxes
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
There were no unrecognized tax benefits at March 31, 2010 or December 31, 2009, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
Dividend Restriction
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Corporation or by the Corporation to shareholders. West Michigan Community Bank and The State Bank have been restricted from dividend payments due to the signing of Consent Orders with the Federal Deposit Insurance Corporation (FDIC). In addition, the Corporation had elected to withhold dividend requests from Davison State Bank.
Stock Option Plans
The Nonemployee Director Stock Option Plan provides for granting options to nonemployee directors to purchase the Corporation’s common stock. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 8,131 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,967 shares in the aggregate may be outstanding at any one time. No options have been granted in 2010 or 2009.
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

NOTE 1 — BASIS OF PRESENTATION (continued)
exercise price of the options and other terms of the options, subject to consistency with the terms of the Plan.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Corporation’s common stock. The Corporation uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Shares that are issued upon option exercise come from authorized but unissued shares.
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price
Options outstanding at December 31, 2009	20,297	$29.55
Options granted 2010	0	$0.00
Options forfeited 2010	(3,542)	$25.04

Options outstanding and exercisable at March 31, 2010	16,755	$30.51

Going Concern
As a result of the Corporation’s net losses and non-compliance with the higher capital requirements of the Consent Orders, our auditors added an explanatory paragraph to their opinion on the Corporation’s December 31, 2009 consolidated financial statements, expressing substantial doubt about the Corporation’s ability to continue as a going concern. Management’s strategies to improve profitability and to meet the capital requirements of the Consent Orders, discussed in Note 10, include shrinking assets, reducing costs, and sales of subsidiary banks. As more fully described in the notes to this quarterly report, the net loss for the quarter ended March 31, 2010 demonstrates the second continuous quarter of reduced net losses. The capital positions of the Banks have improved as of March 31, 2010, the sale of Davison State Bank, which closed on April, 30, 2010, generated $2.8 million that may be reinvested in the remaining subsidiary banks, and an agreement was signed for the sale of West Michigan Community Bank which is expected to generate additional capital to strengthen The State Bank.
These financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.
NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
New Accounting Pronouncements:
In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred

NOTE 2— ADOPTION OF NEW ACCOUNTING STANDARDS (continued)
both before and after the effective date of this guidance. The effect of adopting this new guidance was not material to the Corporation.
In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance was not material to the Corporation.
NOTE 3 — SECURITIES
Securities are as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
(000s omitted)	Cost	Gains	Losses	Fair Value
Available for Sale
March 31, 2010
U.S. Government & federal agency	$7,526	$32	$(23)	$7,535
State and municipal	7,029	137	(33)	7,133
Mortgage-backed residential	11,795	285	0	12,080
Collateralized mortgage obligations	14,384	254	(800)	13,838
Equity securities	1,971	42	(486)	1,527

	$42,705	$750	$(1,342)	$42,113

December 31, 2009
U.S. Government & federal agency	$6,543	$38	$(67)	$6,514
State and municipal	7,034	102	(41)	7,095
Mortgage-backed residential	13,482	298	0	13,780
Collateralized mortgage obligations	15,369	199	(878)	14,690
Equity securities	1,971	21	(463)	1,529

	$44,399	$658	$(1,449)	$43,608

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
(000s omitted)	Cost	Gains	Losses	Fair Value
Held to Maturity
March 31, 2010
State and municipal	$5,452	$48	$(8)	$5,492
Mortgage-backed residential	1	0	0	1

	$5,453	$48	$(8)	$5,493

December 31, 2009
State and municipal	$5,455	$55	$(18)	$5,492
Mortgage-backed residential	1	0	0	1

	$5,456	$55	$(18)	$5,493

NOTE 3 — SECURITIES (continued)
The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities at March 31, 2010 were as follows:

	Available for Sale
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$9,606	$9,599
Due from one to five years	1,388	1,420
Due from five to ten years	3,561	3,649
Mortgage-backed securities	11,795	12,080
Collateralized mortgage obligations	14,384	13,838
Equity securities	1,971	1,527

	$42,705	$42,113

	Held to Maturity
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$3,156	$3,157
Due from one to five years	1,928	1,965
Due from five to ten years	368	370
Due after ten years	0	0
Mortgage-backed securities	1	1

	$5,453	$5,493

At March 31, 2010, there were holdings totaling $2,183,000 of private label CMO securities issued by Wells Fargo which exceeded 10% of shareholders’ equity. At March 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders equity.
For the three months ended March 31, 2010, and March 31, 2009 the Corporation did not sell securities and therefore had no gain or loss on securities.
Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
US Government & federal agency	$2,483	$(23)	$0	$0	$2,483	$(23)
State & municipal	0	0	910	(41)	910	(41)
Collateralized mortgage obligations	0	0	4,698	(800)	4,698	(800)
Equity securities	0	0	935	(486)	935	(486)

Total temporarily impaired	$2,483	$(23)	$6,543	$(1,327)	$9,026	$(1,350)

NOTE 3 — SECURITIES (continued)

	Less than 12 Months		12 Months or More		Total
2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
US Government & federal agency	$3,475	$(67)	$0	$0	$3,475	$(67)
State & municipal	497	(18)	659	(41)	1,156	(59)
Collateralized mortgage obligations	0	0	4,872	(878)	4,872	(878)
Equity securities	0	0	1,009	(463)	1,009	(463)

Total temporarily impaired	$3,972	$(85)	$6,540	$(1,382)	$10,512	$(1,467)

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In evaluating OTTI, management considers the factors presented in Note 1.
As of March 31, 2010, the Corporation’s security portfolio consisted of 121 securities, 11 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, as discussed below.
Credit losses recognized in earnings on debt securities totaled $288,000 at December 31, 2009 and there were no additional OTTI losses recognized through earnings during the period ending March 31, 2010
US Government and federal agency and State and municipal securities
Unrealized losses on US Government and federal agency and State and municipal securities have not been recognized into income because the issuers of the bonds are of high credit quality. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.
Collateralized Mortgage Obligations (CMOs)
Gross unrealized losses relating to collateralized mortgage obligation securities were $800,000 at March 31, 2010. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. These investments consist of three private label securities with an amortized cost of $5.5 million. The ratings held on the private label securities are AAA on two of the securities, and CCC on the third. The Corporation has been closely monitoring the performance of the CMO portfolio. In 2009, there were several CMOs that were downgraded in the market. The underlying collateral of these CMOs is comprised largely of 1-4 family residences. In each of these securities the Corporation lies in the senior tranche and receives payments before other tranches. For private label securities, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. On a quarterly basis, management reviews historical and payment streams, delinquency ratios, geographic distribution, ratings, projected future cash flows and general market conditions. Management uses multiple assumptions to project the expected future cash flows of the private label CMO’s with prepayment speeds, projected default rates and loss severity rates. The cash flows are then discounted using the effective rate on the securities determined at acquisition. Recent historical experiences is the base for determining the cash flow assumptions and are adjusted when appropriate after considering characteristics of the underlying loans collateralizing the private label CMO security. As a result of its review, in the fourth quarter of 2009, the Corporation recognized a $79,000 other-than-temporary impairment as a result of incurred credit losses which was reflected in the income statement. The security with the credit loss is the Corporation’s sole CCC rated security and has a remaining amortized cost of

NOTE 3 — SECURITIES (continued)
$745,700 at March 31, 2010. The remaining unrealized loss of $145,000 on this security has been reflected in accumulated other comprehensive income. Following the March 31, 2010 analysis, management’s review did not indicate any additional OTTI on these securities.
Equity securities
The Corporation also holds investments in equity securities which had gross unrealized losses of $486,000 at March 31, 2010. The majority of the equity securities are investments into bank holding companies within Michigan. On a quarterly basis, management reviews the Corporation’s investment in these equity securities. Management reviews current market prices on publicly traded equity securities and compares the current price to the book price. Any difference is adjusted as a temporary valuation difference, unless other resources provide other information. Equity securities that are not publicly traded receive a multi-faceted review utilizing call report data. Management reviews such performance indicators as earnings, ROE, ROA, non-performing assets, brokered deposits and capital ratios. Management draws conclusions from this information, as well as any published information or trading activity received from the individual institutions, to assist in determining if a temporary valuation adjustment is warranted. The equity securities portfolio has an amortized cost of $1,971,000. Currently, the equity securities have a net unrecognized loss of $444,000, for a fair value of $1,527,000. The performance of the bank holding companies remained relatively stable during the first quarter of 2010. As a result no OTTI was recognized during the quarter as management anticipates improved performance of these institutions as economic conditions stabilize.
NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Major categories of loans at March 31, 2010 and December 31, 2009, are as follows:

(000s omitted)	March 31, 2010	December 31, 2009
Commercial	$86,973	$81,425
Real estate — commercial	165,258	171,339
Real estate — construction	20,129	26,295
Real estate — mortgage	25,751	28,058
Consumer	45,509	48,313

	343,620	355,430
Less allowance for loan losses	12,338	10,726

	$331,282	$344,704

The Corporation has originated primarily residential and commercial real estate loans, commercial, and installment loans. Construction lending has curtailed given the present economy. The Corporation estimates that the majority of their loan portfolio is based in Genesee, Oakland and Livingston counties within southeast Michigan; in Kent and Ottawa counties in west Michigan, with the remainder of the portfolio distributed throughout Michigan. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.
Activity in the allowance for loan losses, for the three month periods ended March 31, 2010 and March 31, 2009 is as follows:

(000s omitted)	March 31, 2010	March 31, 2009
Balance, January 1,	$10,726	$10,455
Provision for loan losses	1,790	1,655
Loans charged off	(783)	(764)
Loan recoveries	605	59

Balance, end of period	$12,338	$11,405

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
Loan impairment is measured by valuing the underlying collateral or by estimating the expected future cash flows and discounting them at the respective effective interest rate.
The recorded investment in these loans is as follows:

(000s omitted)	March 31, 2010	December 31, 2009
Period end loans not requiring allocation	$15,652	$15,874
Period end loans requiring allocation	20,484	23,059

	$36,136	$38,933

Amount of the allowance for loan losses allocated	$6,112	$5,683
Non-accrual loans and loans past due 90 days still on accrual were as follows:

(000s omitted)	March 31, 2010	December 31, 2009
Loans past due over 90 days still on accrual	$402	$319
Renegotiated loans	2,409	3,822
Non-accrual loans	19,657	19,241
Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 5— FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values.
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Corporation obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. The fair value of the Corporation’s equity securities, which primarily consists of the common stock in other Michigan bank holding companies, is based on the prices of recent stock trades and is considered Level 2 because these stocks are not actively traded in public markets (Level 2 inputs).
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted

NOTE 5 — FAIR VALUE (continued)
securities (Level 2 inputs). The remaining fair values of securities (Level 3 inputs) are based on the reporting entity’s own assumptions and basic knowledge of market conditions and individual investment performance. The Corporation reviews the performance of the securities that comprise Level 3 on a quarterly basis. Level 3 inputs were utilized for the fair value of securities at March 31, 2009.
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Other Real Estate Owned: Non-recurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.
Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
(000s omitted)	Total	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2010
Available for sale securities
US Government and federal agency	$7,535	$0	$7,535	$0
State and municipal	7,133	0	7,133	0
Mortgage-backed residential	12,080	0	12,080	0
Collateralized mortgage obligations	13,838	0	13,838	0
Equity securities	1,527	9	1,518	0

	$42,113	$9	$42,104	$0

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
(000s omitted)	Total	Assets (Level 1)	(Level 2)	(Level 3)
December 31, 2009
Available for sale securities
US Government and federal agency	$6,514	$0	$6,514	$0
State and municipal	7,095	0	7,095	0
Mortgage-backed residential	13,780	0	13,780	0
Collateralized mortgage obligations	14,690	0	14,690	0
Equity securities	1,529	18	1,511	0

	$43,608	$18	$43,590	$0

NOTE 5 — FAIR VALUE (continued)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009. At March 31, 2010, the Corporation did not hold any assets with Level 3 activity.

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
(000s omitted)	Asset	Liability	Total
Beginning balance, Jan. 1, 2009	$1,229	$0	$1,229
Total gains or losses (realized / unrealized)
Included in earnings
Loss on security impairment	0	0	0
Included in other comprehensive income	(239)	0	(239)
Purchases, issuances, and settlements
Transfers in and / or out of Level 3	0	0	0

Ending balance, March 31, 2009	$990	$0	$990

Assets Measured on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs
(000s omitted)	Total	(Level 1)	Inputs (Level 2)	(Level 3)

At March 31, 2010
Impaired loans	$14,372	$0	$0	$14,372
Other real estate owned	411	0	0	411

At December 31, 2009
Impaired loans	$17,376	$0	$0	$17,376
Other real estate owned	1,274	0	0	1,274
The following represent impairment charges recognized during the period:
At March 31, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $20,484,000 with a valuation allowance of $6,112,000 resulting in an additional provision for loan losses of $430,000 for the period, ending March 31, 2010. This is compared to December 31, 2009 when the principal amount of impaired loans was $23,059,000 with a valuation allowance of $5,683,000.
Other real estate owned which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $8,928,000, of which $411,000 was at fair value at March 31, 2010, resulting from write-downs totaling $79,000 during the quarter. At December 31, 2009 other real estate owned had a net carrying amount of $7,967,000, of which $1,274,000 was at fair value.

NOTE 5— FAIR VALUE (continued)
Carrying amount and estimated fair value of financial instruments, not previously presented were as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
(000s omitted)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$45,669	$45,669	$42,109	$42,109
Securities — held to maturity	5,453	5,493	5,456	5,493
FHLB stock	1,900	n/a	1,900	n/a
Loans held for sale	1,265	1,265	831	831
Loans (including impaired loans)	331,282	315,906	344,704	326,422
Accrued interest receivable	1,927	1,927	1,813	1,813

Liabilities:
Deposits	$428,789	$363,997	$440,775	$441,827
Short-term borrowings	67	67	164	164
FHLB advances	7,981	8,422	7,981	8,488
Subordinated debentures	14,000	12,613	14,000	12,656
Accrued interest payable	1,015	1,015	892	892
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
Loans held for sale
The fair values of these loans are determined in the aggregate on the basis of existing forward commitments or fair values attributable to similar loans.
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

NOTE 5 — FAIR VALUE (continued)
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
Subordinated Debentures
The estimated fair value of the existing subordinated debentures is calculated by comparing a current market rate for the instrument compared to the book rate. The difference between these rates computes the fair value.
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
NOTE 6 — INCOME TAXES
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at March 31, 2010 and December 31, 2009. The Corporation’s evaluation of taxable events, losses in recent years and the continuing deterioration of the Michigan economy led management to conclude that it was more likely than not that all or part of the benefit would not be realized. During the second quarter of 2009, the Corporation established a full valuation allowance against our deferred tax assets. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
Normally, the calculation for the income tax expense (benefit) does not consider the tax effects of changes in other categories of income such as other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is warranted when there is a pre-tax loss in continuing operations. When this is the case, pre-tax income from other categories, such as changes in OCI and discontinued operations, are included in the calculation of the tax expense or benefit for the current year. For the first quarter of 2010, this resulted in an income tax benefit of $327,000 recorded to continuing operations.

NOTE 6 — INCOME TAXES (continued)
There were no unrecognized tax benefits at March 31, 2010 or December 31, 2009, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
NOTE 7 — EARNINGS PER COMMON SHARE
The factors in the earnings per share computation follow.

	Three Months Ended
	March 31,
(000s omitted except share and per share data)	2010	2009
Basic
Net loss	$(483)	$(1,659)

Weighted average common shares outstanding	2,249,917	2,187,084

Basic loss per common share	$(0.21)	$(0.76)

Diluted
Net loss	$(483)	$(1,659)
Weighted average common shares outstanding for basic earnings per common share	2,249,917	2,187,084
Add: Dilutive effects of assumed exercises of stock Options	0	0

Average shares and dilutive potential common shares	2,249,917	2,187,084

Diluted loss per common share	$(0.21)	$(0.76)

The factors in the earnings per share of continuing operations follow.

	Three Months Ended
	March 31,
(000s omitted except share and per share data)	2010	2009
Basic
Net loss from continuing operations	$(970)	$(1,152)

Weighted average common shares outstanding	2,249,917	2,187,084

Basic loss per common share	$(0.43)	$(0.53)

Diluted
Net loss from continuing operations	$(970)	$(1,152)
Weighted average common shares outstanding for basic earnings per common share	2,249,917	2,187,084
Add: Dilutive effects of assumed exercises of stock Options	0	0

Average shares and dilutive potential common shares	2,249,917	2,187,084

Diluted loss per common share	$(0.43)	$(0.53)

There were no stock options for the three month period ended March 31, 2010 or 2009 that were dilutive, as a result of the net loss for both periods.
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

NOTE 9— DISCONTINUED OPERATIONS
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. At March 31, 2010, Davison had assets of $37.4 million, loans of $24.2 million, and deposits of $34.7 million and equity of $2.8 million. The amended agreement calls for consideration to be received of $2.8 million. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. As a result of the amended sales agreement, the estimated loss of $700,000 was reversed in the first quarter of 2010. This transaction will have minimal impact to 2010 core earnings due to the proportionate size of Davison State Bank. The Corporation projects cost savings for the remainder of 2010 and beyond, as a result of this transaction. On April 30, 2010, the sale of Davison State Bank closed and the assets and liabilities were transferred to the investor group.
A condensed balance sheet of held for sale operations is presented below for the periods ended March 31, 2010 and December 31, 2009. A condensed statement of income of held for sale operations are presented for the quarters ended March 31, 2010 and March 31, 2009.
DAVISON STATE BANK
CONDENSED BALANCE SHEET OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

	March 31,	Dec 31,
	2010	2009
ASSETS
Cash and cash equivalents	$2,723	$2,537
Securities — available for sale	7,093	7,082
Securities — held to maturity	405	405
Loans, net of allowance ($642-2010, $679-2009)	23,518	24,396
Other assets	3,639	3,499

Total assets	$37,378	$37,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$9,156	$9,012
Interest bearing	25,577	26,265

Total deposits	34,733	35,277
Accrued taxes, interest and other liabilities	(137)	(60)
Shareholders’ equity	2,782	2,702

Total liabilities and shareholders’ Equity	$37,378	$37,919

NOTE 9— DISCONTINUED OPERATIONS (continued)
DAVISON STATE BANK
CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

	Three Months Ended
	March 31
	2010	2009

Interest income	$457	$549
Interest expense	89	188

Net interest income	368	361
Provision for loan losses	(5)	(1)

Net interest income after provision for loan losses	373	362

Non-interest income	827	122
Non-interest expense	470	1,187

Income/(loss) before federal income tax	730	(703)

Federal income tax expense	243	196

Net income/(loss)	$487	$(507)

NOTE 10-REGULATORY MATTERS
The Corporation (on a consolidated basis) and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2009 the most recent notification from Federal Deposit Insurance Corporation categorized the Banks as adequately capitalized under the regulatory framework for prompt corrective action.
As of December 31, 2009 both The State Bank and Davison State Bank were required by regulatory authorities to maintain certain minimum capital ratios. Davison State Bank was required to maintain a Tier 1 capital to average assets ratio of 8.0%. At March 31, 2010, Davison State Bank had a Tier 1 capital to average assets ratio of 7.9% as compared to Tier 1 capital to average assets ratio of 7.2% at December 31, 2009. The State Bank’s required capital ratios were the same as those required in the Consent Order that was effective January 10, 2010 which is discussed later in this note.
In March 2009, West Michigan Community Bank entered into a Consent Order with federal and state banking regulators that contain provisions to foster improvement in West Michigan Community Bank’s earnings, lower non performing loan levels, and increase capital. Under regulatory guidelines, when a bank is issued a Consent Order the capital status of the bank is automatically reduced to adequately

NOTE 10-REGULATORY MATTERS (continued)
capitalized. The Consent Order requires West Michigan Community Bank to retain a Tier 1 capital to average assets ratio of a minimum of 8.0%. As of March 31, 2010, West Michigan Community Bank has a Tier 1 capital to average assets ratio of 6.5%, as compared to Tier 1 capital to average assets ratio of 6.9% at December 31, 2009. At both March 31, 2010 and December 31, 2009, West Michigan Community Bank was not in compliance with the Consent Order capital requirements.
Effective January 10, 2010, The State Bank entered into a Consent Order with federal and state banking regulators that contain provisions to foster improvement in The State Bank’s earnings, lower nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At March 31, 2010, The State Bank had a Tier 1 capital to average assets ratio of 6.3% and a total capital to risk-weighted assets ratio of 9.0%. This is compared to ratios at December 31, 2009, of a Tier 1 capital to average assets ratio of 6.2% and a total capital to risk-weighted assets ratio of 8.9%. At March 31, 2010 and at December 31, 2009, The State Bank was not in compliance with the Consent Order capital requirements.
The Consent Orders restrict the banks from issuing or renewing brokered deposits. The Consent Orders also restrict dividend payments from The State Bank and West Michigan Community Bank to the Corporation. The Consent Orders do not place any restrictions on the Corporation. The Corporation, the Board of Directors and management continue to work on plans to come into compliance with the Consent Orders which includes the injection of capital into the Banks resulting from the sale of Davison State Bank. As a result of the sale of Davison State Bank, a portion of the $2.8 million of proceeds may be divided to The State Bank and West Michigan Community Bank. While below the compliance level required by the Orders, both banks maintain capital levels considered adequate by regulatory standards. Non-compliance with Consent Order requirements may cause banks to be subject to further enforcement actions by the FDIC.
As illustrated in the table below, at March 31, 2010, the Consolidated Corporation’s total capital to risk weighted assets ratio indicates that it is under capitalized. The Corporation is at a ratio of 7.8%, while adequately capitalized has a minimum requirement of 8.0%. With the current capital levels, the Corporation is required to obtain written approval prior to payments of any dividends or for any increase or decrease to outstanding debt.
At December 31, 2009, the Consolidated Corporation’s total capital to risk weighted assets ratio indicates that it is under capitalized. The Corporation is at a ratio of 7.8%, while adequately capitalized has a minimum requirement of 8.0%. With the current capital levels, the Corporation is required to obtain written approval prior to payments of any dividends or for any increase or decrease to outstanding debt.
The Corporation’s principal source of funds for dividend payments is dividends received from the Banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the limitations described above.

NOTE 10-REGULATORY MATTERS (continued)

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$33,013	7.8%	$33,683	8.0%	NA	NA
The State Bank	23,828	9.0	21,287	8.0	$31,931	12.0	%(1)
Davison State Bank	3,366	10.2	2,637	8.0	NA	NA
West Michigan Community Bank	11,177	9.2	9,763	8.0	NA	NA

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	27,650	6.6	16,842	4.0	NA	NA
The State Bank	20,415	7.7	10,644	4.0	NA	NA
Davison State Bank	2,951	9.0	1,318	4.0	NA	NA
West Michigan Community Bank	9,638	7.9	4,881	4.0	NA	NA

Tier 1 Capital (to Average Assets)
Consolidated	27,650	5.4	20,548	4.0	NA	NA
The State Bank	20,415	6.3	12,926	4.0	25,852	8.0
Davison State Bank	2,951	7.9	1,498	4.0	2,995	8.0
West Michigan Community Bank	9,638	6.5	5,934	4.0	11,868	8.0

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$33,661	7.8%	$34,636	8.0%	NA	NA
The State Bank	24,334	8.9	21,961	8.0	$32,810	12.0	%(1)
Davison State Bank	3,328	9.9	2,692	8.0	NA	NA
West Michigan Community Bank	11,841	9.4	10,063	8.0	NA	NA

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	28,164	6.5	17,318	4.0	NA	NA
The State Bank	20,830	7.6	10,981	4.0	NA	NA
Davison State Bank	2,904	8.6	1,346	4.0	NA	NA
West Michigan Community Bank	10,262	8.2	5,031	4.0	NA	NA

Tier 1 Capital (to Average Assets)
Consolidated	28,164	5.0	22,491	4.0	NA	NA
The State Bank	20,830	6.2	13,535	4.0	27,069	8.0
Davison State Bank	2,904	7.2	1,620	4.0	3,240	8.0
West Michigan Community Bank	10,262	6.9	5,923	4.0	11,845	8.0

(1)	Effective April 10, 2010

NOTE 11-SUBSEQUENT EVENTS
On April 30, 2010, Davison State Bank was sold to an independent investor group for $2.8 million. A portion of the proceeds will be reinvested into the remaining subsidiary banks.
On April 28, 2010, at the Annual Shareholder Meeting, a formal announcement was made regarding the signing of a definitive agreement to sell West Michigan Community Bank. The intended purchaser is affiliated with Northstar Financial Group, Inc. headquartered in Bad Axe, Michigan. Fentura anticipates the receipt of $11.0 million from the sale of West Michigan Community Bank (an approximate 10% premium to book). As a condition of the sale, Fentura will acquire all the non-performing assets of West Michigan Community Bank. The assets will be housed in a newly formed holding company subsidiary of the Corporation. The transaction is expected to close in the fourth quarter of 2010; however regulatory approval is required for the sale and for the Corporation to acquire the non-performing assets. It is expected that Fentura will utilize a portion of the proceeds from the sale of West Michigan Community Bank to improve the capital position of Fentura subsidiary, The State Bank.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
As indicated in the income statement, the loss for the three months ended March 31, 2010 was $483,000 compared to loss of $1,659,000 for the same period in 2009. Net interest income in the first quarter of 2010, was approximately $390,000 below net interest income for the same quarter in 2009. The first quarter 2010 provision for loan losses was up $135,000 compared to the first quarter of 2009. Management feels the provision is adequate and the allowance for loan losses has increased $933,000 when comparing the period ended March 31, 2010 to the period ended March 31, 2009.
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. At March 31, 2010, Davison had assets of $37.4 million, loans of $24.2 million, and deposits of $34.7 million and equity of $2.8 million. The amended agreement calls for consideration to be received of $2.8 million. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. As a result of the amended sales agreement, the estimated loss of $700,000 was reversed in the first quarter of 2010. This transaction will have minimal impact to 2010 core earnings due to the proportionate size of Davison State Bank, although the Corporation projects cost savings for the remainder of 2010 and beyond, as a result of this transaction. On April 30, 2010, the sale of Davison State Bank closed and the assets and liabilities were transferred to the investor group.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2010, the Corporation’s return on average assets (annualized) was (0.38%) compared to (1.17%) for the same period in 2009. Net loss per share, basic and diluted, was ($0.21) in the first three months of 2010 compared to ($0.76) net loss per share basic and diluted for the same period in 2009.
Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009 are summarized in Table 2. The effects of changes in average interest rates and average balances are detailed in Table 1 below.
As indicated in Table 1, during the three months ended March 31, 2010, net interest income decreased compared to the same period in 2009. Interest rates and volume on loans continued to decrease over the past year. As an offset, deposit interest expense was also decreased. The deposit interest rate reduction was achieved by reduction of offering rates on time deposits, which assisted in encouraging high rate instruments from renewing, with some funds exiting, thus reducing interest bearing liability costs.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended March 31, 2010 and 2009 are shown in Table 2. Net interest income for the three months ended March 31, 2010 was $3,791,000, a decrease of $400,000, or 9.54%, from the same period in 2009. Net interest margin increased due to several factors. The most notable factors were the decrease in the security portfolios as securities were called at low interest rates, and decreases in loan volume and loan income due to payoffs. The cash flow from the loan payoffs are currently reinvested in Federal Funds at a lesser interest rate. While rate is sacrificed, this assists the Banks with maintaining liquidity. The decreases on securities and loans was offset by management’s ability to effectively reduce interest bearing deposit volumes and rates while nearly maintaining the average balance of non-interest bearing deposits.
Management reviews economic forecasts and strategy on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to create stability in net interest income. The Corporation expects to continue to seek out new loan opportunities while continuing to maintain sound credit quality.
Table 1

	THREE MONTHS ENDED
	MARCH 31
	2010 COMPARED TO 2009
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000s omitted)	VOL	RATE	TOTAL

Taxable securities	$(27)	$(71)	$(98)
Tax-exempt securities	(28)	(4)	(32)
Other securities	(2)	(26)	(28)
Federal funds sold	5	0	5

Total loans	(1,121)	(22)	(1,143)

Loans held for sale	(17)	1	(16)

Total earning assets	(1,190)	(122)	(1,312)

Interest bearing demand deposits	(16)	(106)	(122)
Savings deposits	0	(75)	(75)
Time CD’s $100,000 and over	(224)	(144)	(368)
Other time deposits	(26)	(207)	(233)
Other borrowings	(71)	(43)	(114)

Total interest bearing liabilities	(337)	(575)	(912)

Net Interest Income	$(853)	$453	$(400)

As indicated in Table 2, for the three months ended March 31, 2010, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.59% compared with 3.52% for the same period in 2009. This increase is a result of management’s ability to make large downward repricing steps on interest bearing liabilities. Additionally non-interest bearing deposits decreased less than 1.0% when comparing the period ended March 31, 2010 to the period ended March 31, 2009.
Average earning assets decreased 11.3% or $54,641,000 comparing the three months of 2010 to the same time period in 2009. Management has been strategically working to shrink both sides of the balance sheet. Loans, the highest yielding component of earning assets, represented 82.2% of earning assets in 2010 compared to 88.3% in 2009. Average interest bearing liabilities decreased 9.3% or $39,951,000 comparing the first three months of 2010 to the same time period in 2009. Non-interest bearing deposits amounted to 15.0% of average earning assets in the first three months of 2010 compared with 13.5% in the same time period of 2009.
Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2010, corresponding changes in funding costs will be considered to avoid the potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	THREE MONTHS ENDED MARCH 31,
	2010			2009
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$33,685	$279	3.36%	$36,469	$377	4.19%
State and Political (1)	12,548	188	6.07%	14,409	220	6.18%
Other	3,424	15	1.78%	3,638	43	4.79%

Total Securities	49,657	482	3.94%	54,516	640	4.76%
Fed Funds Sold	25,632	5	0.08%	0	0	0.00%
Loans:
Commercial	274,649	4,173	6.16%	333,313	5,082	6.18%
Tax Free (1)	2,384	39	6.70%	2,752	44	6.48%
Real Estate-Mortgage	27,604	422	6.20%	37,606	591	6.37%
Consumer	47,225	675	5.80%	52,227	735	5.71%

Total loans	351,862	5,309	6.12%	425,898	6,452	6.14%
Allowance for Loan Losses	(11,152)			(10,421)
Net Loans	340,710	5,309	6.32%	415,477	6,452	6.30%

Loans Held for Sale	711	9	5.13%	2,089	25	4.85%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$427,862	$5,805	5.50%	$482,503	$7,117	5.98%

Cash Due from Banks	15,247			16,689
Assets of discontinued operations	37,216			44,880
All Other Assets	44,657			41,989

TOTAL ASSETS	$513,830			$575,640

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$82,953	$94	0.46%	$89,959	$216	0.97%
Savings Deposits	69,658	22	0.13%	69,370	97	0.57%
Time CD’s $100,000 and Over	109,519	1,046	3.87%	131,924	1,414	4.35%
Other Time CD’s	106,344	655	2.50%	109,694	888	3.28%

Total Deposits	368,474	1,817	2.00%	400,947	2,615	2.65%
Other Borrowings	22,331	197	3.58%	29,809	311	4.23%

INTEREST BEARING LIABILITIES	$390,805	$2,014	2.09%	$430,756	$2,926	2.75%

Non-Interest bearing — DDA	64,376			64,973
Liabilities of discontinued operations	34,462			41,364
All Other Liabilities	3,437			1,907
Shareholders’ Equity	20,750			36,640

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$513,830			$575,640

Net Interest Rate Spread			2.99%			3.23%
Net Interest Income /Margin		$3,791	3.59%		$4,191	3.52%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Allowance and Provision For Loan Losses
The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. While the Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans, the loan portfolio had a concentration connected with construction and land development loans. Specific strategies have been deployed to reduce the concentration level and limit exposure to this type of lending in the future. The Michigan economy, employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets.”
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
At March 31, 2010, the allowance was $12,338,000, or 3.58% of total loans compared to $10,726,000, or 3.01%, at December 31, 2009, increasing the allowance $1,612,000 during the first three months of 2010. Non performing loan levels, discussed later, decreased $2,817,000 during the period and net charge-offs have decreased to $178,000 during the first three months of 2010 compared to $705,000 during the first three months of 2009. The provision for loan losses remains high as a result of continued weaknesses in the local economy, elevated amounts of non-performing loans and elevated charge-off levels over the past three years. Rolling twelve quarter periods of historical charge off experience is considered when calculating the current required level of the allowance for loan losses and as prior periods with less loan losses are replaced with periods with higher loan losses the required level of allowance increases. Additionally the amount of the allowance for loan losses specifically allocated to impaired loans increased by $429,000 during the quarter as a result of updated collateral evaluations and a migration to the impaired status. Table 3 below summarizes loan losses and recoveries for the first three months of 2010 and 2009. During the first three months of 2010, the Corporation experienced net charge-offs of $178,000 or .05% of gross loans compared with net charge-offs of $705,000 or .17% of gross loans in the first three months of 2009. Net charge-offs in the first three months of 2010, were reduced by the recovery of $607,000 on two separate transactions. The provision for loan loss was $1,790,000 in the first three months of 2010 and $1,655,000 for the same time period in 2009. The application of historical loss rates to the current portfolio has the potential to be a lagging indicator and management evaluates whether these allocations should be adjusted. While there are indicators that asset quality is improving, such as a decrease on non-performing loans, management still feels there is enough uncertainty given the current economic conditions to use these high historical loss rates in estimating the required level of allowance for loan losses.
Davison State Bank had net charge-offs of $32,000 in the first three months of 2010 and no loan loss provision for the first quarter of 2010.

Table 3 Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
(000s omitted)	2010	2009

Balance at Beginning of Period	$10,726	$10,455

Charge-Offs:
Commercial, Financial and Agriculture	(557)	(627)
Real Estate-Mortgage	(95)	(36)
Installment Loans to Individuals	(131)	(101)

Total Charge-Offs	(783)	(764)
Recoveries:
Commercial, Financial and Agriculture	574	35
Real Estate-Mortgage	13	3
Installment Loans to Individuals	18	21

Total Recoveries	605	59

Net Charge-Offs	(178)	(705)
Provision	1,790	1,655

Balance at End of Period	$12,338	$11,405

Ratio of Net Charge-Offs to Gross Loans	0.05%	0.17%
Non-Interest Income
Non-interest income increased during the three months ended March 31, 2010 as compared to the same period in 2009. Overall non-interest income, of continuing operations, was $1,347,000 for the three months ended March 31, 2010 compared to $1,140,000 for the same period in 2009. This represents an increase of 18.2%.
The most significant category of non-interest income is service charges on deposit accounts. These fees from continuing operations were $474,000 in the first three months of 2010, compared to $436,000 for the same period of 2009. This represents an increase of 8.7% from year to year. The increase is a result of a 14.3% increase in NSF charges collected.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market decreased to $93,000 in the three months ended March 31, 2010 compared to $235,000 in the same period in 2009. As anticipated in 2009, this was a short term rise in mortgage refinance and it tapered off as 2009 progressed and has continued into the first quarter of 2010. Management believes that in 2010, the gain on sale of mortgages will remain similar to the first quarter of 2010, as many refinancing opportunities have already occurred.
Trust, investment and financial planning services income increased $25,000 or 6.9% in the first three months of 2010 compared to the same period in the prior year. The increase is attributable to favorable changes in market value, which result in greater fee income. In addition, more customers are having their financial portfolios reviewed as they seek higher returning investments for their money over traditional banking products.
Other operating income increased by $286,000 or 272.4% to $391,000 in the first three months of 2010 compared to $105,000 in the same time period in 2009. The primary driver of the increase was not having the $515,000 loss on the equity investment in 2010. A reduction of other operating income was the 2009 benefit received by one of the Banks for proceeds from a bank owned life insurance policy totaling $203,000. This benefit was not received in 2010.
Non-Interest Expense
Total non-interest expense from continued operations, decreased 11.1% to $4,567,000 in the three months ended March 31, 2010, compared with $5,136,000 in the same period of 2009. Decreases in salaries and benefits, furniture and equipment depreciation and advertising expenses, were partially offset by increases in loan and collection expenses related to other real estate owned.

Salary and benefit costs, the Corporation’s largest non-interest expense category, were $2,114,000 in the first three months of 2010, compared with $2,552,000, or a decrease of 17.2%, for the same time period in 2009. The decrease in cost was due to an across-the-board salary cut in the second quarter of 2009, the elimination of the employer 401(k) match, and the elimination of employee bonus payments.
Occupancy expenses, at $449,000, decreased in the three months ended March 31, 2010 compared to the same period in 2009 by $54,000 or 10.7%. The decrease in occupancy expenses is related to reductions in building repairs and maintenance, primarily due to lower snow removal costs in 2010.
During the three months ended March 31, 2010, furniture and equipment expenses were $371,000 compared to $424,000 for the same period in 2009, a decrease of 12.5%. This is the result of decreases, totaling $32,000, in depreciation on furniture and equipment, as some items have become fully depreciated. In addition, maintenance of furniture and equipment decreased $21,000. Management continues to review vendor contracts to improve terms and ensure that only necessary services are being acquired.
Loan and collection expenses, from continuing operations, at $557,000, were up $172,000 or 44.7% during the three months ended March 31, 2010 compared to the same time period in 2009. The increase was due to legal services related to non-performing loans. In addition, increases in other loan expense relating to other real estate owned, in the form of property taxes and property maintenance increased loan and collection expenses. As the Banks continue to become owners of these properties, resulting from the unfavorable changing economy in Michigan, we anticipate these expenses to be above desired levels until the economic situation begins to become more favorable.
Advertising expenses of $28,000 in the three months ended March 31, 2010 decreased 31.7% compared with $41,000 for the same period in 2009. The Corporation continues review the sponsorships and donations shared with the local communities and events. As a result, we have reduced our advertising in local markets and reduced the level of sponsorships in community events, while still remaining a participating sponsor.
Other operating expenses, from continued operations, were $1,048,000 in the three months ended March 31, 2010 compared to $1,231,000 in the same time period in 2009, a decrease of $183,000 or 14.9%. In the first quarter of 2010, FDIC insurance assessments have continued to increase, by $97,000 over the first quarter of 2009 resulting from the 10 basis point special assessments approved by the FDIC in 2009. In addition, the expense associated with our general insurance has increased $60,000 from first quarter 2009 totals. Partially offsetting these increases were reductions in supplies expense, postage expense, transportation expense, director fees, ATM/Debit card expenses, business development expenses, conferences and education and other losses.
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
The Corporation’s total assets were $509 million at March 31, 2010 compared to total assets of $522 million at December 31, 2009. This includes assets from discontinued operations of $37 million at March 31, 2010 and $38 million at December 31, 2009. Loans comprised 67.5% of total assets at March 31,

2010 compared to 68.1% at December 31, 2009. Loans shrank $11.8 million during the first three months of 2010. On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 15.4% at March 31, 2010 and 14.6% at December 31, 2009. Interest bearing deposit liabilities totaled $362.9 million at March 31, 2010 compared to $376.2 million at December 31, 2009. Total deposits decreased $12.0 million with non-interest bearing demand deposits increasing $1.4 million and interest bearing deposits decreasing $13.3 million. Short-term borrowings decreased $97,000 due to the decrease in treasury tax and loan payments outstanding at the end of the two periods. FHLB advances did not change between the two periods.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure. Table 4 reflects the levels of these assets at March 31, 2010 and December 31, 2009.
Non-performing assets decreased from December 31, 2009 to March 31, 2010. The decrease of $3,134,000 was primarily due to decreases in non-accrual loans, renegotiated loans and REO in redemption. These decreases were partially offset by increases in real estate owned. Loans past due 90 days or more and still accruing increased $83,000 from year end and non-accrual loans decreased $1,487,000. REO in redemption balance is comprised of six commercial properties and eight residential properties for a total of $3,693,000 at March 31, 2010. Marketability of these properties is dependent on the real estate market. Renegotiated loans decreased $1,413,000 from December 31, 2009 to a total of $2,409,000 at March 31, 2010.
Table 4 — Non-Performing Assets and Past Due Loans

	March 31,	December 31,
	2010	2009

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$402	$319
Non-Accrual Loans	17,754	19,241
Renegotiated Loans	2,409	3,822

Total Non-Performing Loans	20,565	23,382

Other Non-Performing Assets:
Other Real Estate	8,928	7,967
REO in Redemption	3,694	4,972

Total Other Non-Performing Assets	12,622	12,939

Total Non-Performing Assets	$33,187	$36,321

Non-Performing Loans as a % of Total Loans	5.96%	6.56%

Non-Performing Loans as a % of Total Loans and Other Real Estate	5.81%	6.42%

Allowance for Loan Losses as a % of Non-Performing Loans	60.00%	45.87%

Accruing Loans Past Due 90 Days or More to Total Loans	0.12%	0.09%

Non-performing Assets as a % of Total Assets	6.52%	6.96%
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (short-term borrowings, FHLB advances, other liabilities and shareholders’ equity) provided primarily all funding needs in the first three months of 2010. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $1.5 million since December 31, 2009 due to the call of one security and the pay downs of mortgage backed securities. The Corporation has re-invested some of the funds, from the call of these securities, back into the securities portfolio to increase yield and manage the asset ratios on the balance sheet. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation used cash in financing activities resulting primarily from the decrease of deposits. In the first three months of 2010 deposits decreased $11,986,000. Cash provided by investing activities was $12,877,000 in first three months of 2010 compared to cash provided of $14,199,000 in first three months of 2009. The change in investing activities was due to a call on available for sale securities totaling

$1,000,000 and the maturity of $2,809,000 of other available for sale securities. In addition, payments of loans totaled $10,284,000 of the cash provided by investing activities.
Capital Resources
Management closely monitors capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “adequately capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 8%, 4%, and 4%, respectively. At March 31, 2010, the Corporation and subsidiary Banks were in excess of the minimum capital and leverage requirements as defined by federal law, however The State Bank and West Michigan Community Bank were not in compliance with the capital requirements prescribed by their respective Consent Orders.
Total shareholders’ equity decreased 1.4% to $20,243,000 at March 31, 2010 compared with $20,532,000 at December 31, 2009. The decline was due to a net loss in the first quarter of 2010, partially offset by improvements to other comprehensive income as noted below. The Corporation’s equity to asset ratio was 4.0% at March 31, 2010 and 3.9% at December 31, 2009.
As indicated on the balance sheet at December 31, 2009, the Corporation had an accumulated other comprehensive loss of $724,000 compared to accumulated other comprehensive loss at March 31, 2010 of $562,000. The decrease in the loss position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio.
Regulatory Orders
In December 2009, The State Bank entered into a formal enforcement action with federal and state banking regulators that contain provisions to foster improvement in The State Bank’s earnings, lower nonperforming loan levels, increase capital, and require revisions to various policies.
The stipulation and consent to the issuance of a consent order (the “Stipulation and Consent”) among The State Bank, the FDIC and the Michigan Office of Financial and Insurance Regulation (“OFIR”) contains several provisions which pertain to The State Bank’s asset quality. Specifically, The State Bank is required to maintain an adequate allowance for loan losses and to adopt a plan to reduce The State Bank’s risk position in each asset in excess of $500,000 which was then classified as substandard or doubtful. In addition, while the Stipulation and Consent is in effect, The State Bank may not extend additional credit to any borrower who is already obligated on any extension of credit that has been charged-off so long as the credit remains uncollected. Likewise, The State Bank may not extend any additional credit to any borrower whose loan has been classified as substandard or doubtful and is uncollected, unless The State Bank’s board of directors has adopted a plan giving the reasons why such extension of credit is in its best interest.
The Stipulation and Consent also requires The State Bank to implement or improve certain plans. Specifically, The State Bank must implement a plan and budget for 2010 and 2011 to improve The State Bank’s overall earnings. The State Bank must also adopt a written contingency funding plan identifying sources of liquid assets to meet contingency funding needs over the near term.
With respect to capital and management generally, The State Bank is required to have and maintain its level of Tier 1 capital as a percentage of its total assets at a minimum of 8%, its total capital to total risk-adjusted assets as a minimum of 12%, and not pay or declare any dividends without the prior consent of the FDIC and the OFIR. The State Bank must also retain qualified management and obtain approval of the FDIC and the OFIR of any changes in The State Bank’s directors or senior executive officers.
A substantially similar formal enforcement action was entered into among West Michigan Community Bank and its regulators in February 2009. The banks have begun addressing substantially all of the requirements of the respective enforcement actions.

The Corporation’s primary source of cash to service its subordinated debt is dividends from the subsidiary banks. As the subsidiary banks are working to preserve capital and not upstream dividends to the Holding Company, the Corporation has elected to defer interest payments for five years on $14,000,000 of subordinated debentures. The reason for the interest deferral is to maintain liquidity at the Holding Company. The Corporation is not in default under either of the indentures. During this five year period, the Corporation is precluded from paying dividends on its outstanding common stock. The Corporation subsequently may give notice that it elects to shorten the deferral period, pay accrued interest and return to the normal course of dividend payments.
Critical Accounting Policies and Estimates
The Management’s Discussion and Analysis of financial condition and results of operations are based on the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, income taxes, other real estate owned, and investment securities valuation. Actual results could differ from those estimates.
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
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at March 31, 2010 and December 31, 2009. During the second quarter of 2009, the Corporation recognized a valuation allowance. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
Other Real Estate Owned and Foreclosed Assets are acquired through or instead of loan foreclosure. They are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
The Corporation evaluates securities for other-than-temporary impairment (”OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In determining other-than-temporary impairment (“OTTI”) management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
Off Balance Sheet Arrangements
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at:

(000s omitted)	March 31, 2010	December 31, 2009
Commitments to make loans (at market rates)	$6,233	$2,939
Unused lines of credit and letters of credit	50,894	53,941
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 61 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. For the first three months of 2010, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2010 compared to 2009.
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

An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 5 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2010, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.
Table 5 GAP Analysis — March 31, 2010

	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$28,650	$0	$0	$0	$28,650
Securities	10,514	10,157	9,987	16,908	47,566
Loans	68,535	64,880	165,852	44,353	343,620
Loans Held for Sale	1,265	0	0	0	1,265
FHLB Stock	1,900	0	0	0	1,900

Total Earning Assets	$110,864	$75,037	$175,839	$61,261	$423,001

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$81,532	$0	$0	$0	$81,532
Savings Deposits	71,133	0	0	0	71,133
Time Deposits Less than $100,000	28,326	47,071	29,187	129	104,713
Time Deposits Greater than $100,000	22,741	35,970	46,814	0	105,525
Short term borrowings	67	0	0	0	67
Other Borrowings	28	7,000	137	816	7,981
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$217,827	$90,041	$76,138	$945	$384,951

Interest Rate Sensitivity GAP	($106,963)	($15,004)	$99,701	$60,316	$38,050
Cumulative Interest Rate Sensitivity GAP	($106,963)	($121,967)	($22,266)	$38,050
Interest Rate Sensitivity GAP	0.51	0.83	2.31	64.83
Cumulative Interest Rate Sensitivity GAP Ratio	0.51	0.60	0.94	1.10
As indicated in Table 5, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The Prime Rate has remained steady over the past twelve months. This steadiness allowed management to close the gap related to interest rate sensitivity. Management was able to reduce liquid interest bearing liability rates to extremely low rates, while maintaining relatively similar volumes. The Banks were also able to re-price maturing time deposits, usually in a downward fashion as longer term certificates at higher rates matured during the year. On the asset side of the balance sheet, rates on the investment portfolios remained relatively steady, however the yields on loans decreased slightly. Management worked to re-price loans favorably as they renewed and were priced accordingly for risk, however overall loan yields decreased. This was due to increases in non-performing loans. The Corporation expects to continue to make strides in managing interest rate sensitivity.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings. - None
Item 1A. Risk Factors — This item is not applicable to smaller reporting companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. — None
Item 3. Defaults Upon Senior Securities. — None
Item 4. [Reserved]
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

Fentura Financial, Inc.
Dated: May 13, 2010	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: May 13, 2010	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.