Form 10-Q
period 2010-06-30
FENTURA FINANCIAL INC
filed 2010-08-13
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 22, 2010

Class — Common Stock	Shares Outstanding — 2,276,441

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FENTURA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(000s omitted except share and per share data)

	June 30,	Dec 31,
	2010	2009
	(unaudited)

ASSETS
Cash and due from banks	$15,535	$18,459
Federal funds sold	28,050	23,650

Total cash & cash equivalents	43,585	42,109
Securities-available for sale	45,604	43,608
Securities-held to maturity, (fair value of $4,744 at June 30, 2010 and $5,493 at December 31, 2009)	4,697	5,456

Total securities	50,301	49,064
Loans held for sale	1,259	831
Loans:
Commercial	244,672	252,764
Real estate loans — construction	17,578	26,295
Real estate loans — mortgage	24,465	28,058
Consumer loans	43,567	48,313

Total loans	330,282	355,430
Less: Allowance for loan losses	(14,227)	(10,726)

Net loans	316,055	344,704
Bank owned life insurance	7,318	7,221
Bank premises and equipment	15,471	15,914
Federal Home Loan Bank stock	1,900	1,900
Accrued interest receivable	1,743	1,813
Other real estate owned	7,948	7,967
Assets of discontinued operations	0	37,919
Other assets	9,710	12,637

Total assets	$455,290	$522,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$69,955	$64,530
Interest bearing deposits	341,429	376,245

Total deposits	411,384	440,775
Short term borrowings	10	164
Federal Home Loan Bank advances	7,954	7,981
Subordinated debentures	14,000	14,000
Liabilities of discontinued operations	0	35,217
Accrued taxes, interest and other liabilities	4,047	3,410

Total liabilities	437,395	501,547

Shareholders’ equity
Common stock — no par value 2,276,441 shares issued (2,248,553 at December 31, 2009)	42,974	42,913
Retained deficit	(24,920)	(21,657)
Accumulated other comprehensive loss	(159)	(724)

Total shareholders’ equity	17,895	20,532

Total liabilities and shareholders’ equity	$455,290	$522,079

See notes to consolidated financial statements

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(000s omitted except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Interest income
Interest and fees on loans	$5,200	$6,000	$10,506	$12,463
Interest and dividends on securities:
Taxable	297	390	589	809
Tax-exempt	104	138	228	283
Interest on federal funds sold	10	0	15	0

Total interest income	5,611	6,528	11,338	13,555
Interest expense
Deposits	1,594	2,613	3,411	5,226
Borrowings	198	291	395	602

Total interest expense	1,792	2,904	3,806	5,828

Net interest income	3,819	3,624	7,532	7,727
Provision for loan losses	3,619	7,711	5,409	9,366

Net interest income after provision for loan losses	200	(4,087)	2,123	(1,639)
Non-interest income
Service charges on deposit accounts	403	480	877	917
Gain on sale of mortgage loans	135	277	228	512
Trust and investment services income	338	463	727	827
Gain on sale of securities	75	0	75	0
Loss on equity investment	0	(874)	0	(1,360)
Other income and fees	607	480	998	1,069

Total non-interest income	1,558	826	2,905	1,965
Non-interest expense
Salaries and employee benefits	2,063	2,071	4,178	4,623
Occupancy	431	447	880	950
Furniture and equipment	386	403	757	827
Loan and collection	433	933	990	1,318
Advertising and promotional	45	47	73	88
Loss on security impairment	0	200	0	200
Other operating expenses	1,012	1,211	2,059	2,441

Total non-interest expense	4,370	5,312	8,937	10,447

Loss from continuing operations before income tax	(2,612)	(8,573)	(3,909)	(10,121)
Federal income tax/(benefit)	53	5,952	(274)	5,360

Net loss from continuing operations	$(2,665)	$(14,525)	$(3,635)	$(15,481)

Net income/(loss) from discontinued operations, net of tax	(115)	(839)	372	(1,542)

Net loss	$(2,780)	$(15,364)	$(3,263)	$(17,023)

Loss per share from continuing operations
Basic and diluted	$(1.16)	$(6.61)	$(1.61)	$(7.06)

Income/(loss) per share from discontinued operations
Basic and diluted	$(0.07)	$(0.38)	$0.17	$(0.71)

Net loss per share
Basic and diluted	$(1.23)	$(6.99)	$(1.44)	$(7.77)

Cash Dividends declared	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Six Months Ended
	June 30,
(000s omitted)	2010	2009

Common Stock
Balance, beginning of period	$42,913	$42,778
Issuance of shares under
Director stock purchase plan & Dividend reinvestment program (27,888 and 23,418 shares)	61	72

Balance, end of period	42,974	42,850

Retained Deficit
Balance, beginning of period	(21,657)	(4,677)
Net loss	(3,263)	(17,023)

Balance, end of period	(24,920)	(21,700)

Accumulated Other Comprehensive Loss
Balance, beginning of period	(724)	(1,977)
Change in unrealized loss on securities, net of tax	565	37

Balance, end of period	(159)	(1,940)

Total shareholders’ equity	$17,895	$19,210

See notes to consolidated financial statements.

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(000s omitted)	2010	2009

OPERATING ACTIVITIES:
Net loss	$(3,263)	$(17,023)
Adjustments to reconcile net loss to cash
Provided by Operating Activities:
Depreciation and amortization	266	581
Establishment of deferred tax asset valuation allowance	0	6,617
Provision for loan losses	5,409	9,366
Loans originated for sale	(13,821)	(42,302)
Proceeds from the sale of loans	13,621	42,368
Gain on sales of loans	(228)	(512)
Loss on sale of other real estate owned	37	200
Loss on security impairment	0	200
Loss on equity investment	0	1,360
Gain on sale of securities	(75)	0
Earnings from bank owned life insurance	(97)	(103)
Net (increase) decrease in interest receivable & other assets	2,706	4,911
Net increase (decrease) in interest payable & other liabilities	637	(4,079)
Net change in discontinued operations operating activities	806	3,120

Total Adjustments	9,261	21,727

Net cash provided by/(used in) operating activities	5,998	4,704
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities — HTM	575	1,108
Proceeds from maturities of securities — AFS	5,577	4,726
Proceeds from calls of securities — HTM	380	0
Proceeds from calls of securities — AFS	3,500	2,000
Proceeds from sales of securities — AFS	7,105	0
Proceeds from sales of equity securities	5	0
Purchases of securities — AFS	(17,156)	(10,646)
Proceeds from sale of bank subsidiary	1,900	0
Net decrease in loans	20,907	23,466
Proceeds from bank owned life insurance	0	297
Sales of other real estate owned	2,315	865
Acquisition of premises and equipment, net	(115)	(71)
Net change in discontinued operations investing activities	(548)	304

Net cash provided by investing activities	24,445	22,049
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(29,391)	9,711
Net (decrease) in short term borrowings	(154)	(1,023)
Repayment of notes payable	0	(250)
Purchase of advances from FHLB	0	55,495
Repayments of advances from FHLB	(27)	(58,221)
Net proceeds from stock issuance and purchase	61	72
Net change in discontinued operations financing activities	544	(2,518)

Net cash provided by (used in) financing activities	(28,967)	3,266

Net change in cash and cash equivalents	$1,476	$30,019

Cash and cash equivalents — Beginning	42,109	13,626

Cash and cash equivalents — Ending	$43,585	$43,645
Less cash and cash equivalents of discontinued operations	0	2,569

Cash and cash equivalents of continuing operations	$43,585	$41,076

Fentura Financial, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30
(000s omitted)	2010	2009

Cash paid for:
Interest	$3,677	$5,655
Income taxes	$0	$3,715
Non-cash Disclosures:
Transfers from loans to other real estate	$2,333	$750
See notes to consolidated financial statements
Fentura Financial, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000s omitted)	2010	2009	2010	2009

Net loss	$(2,780)	$(15,364)	$(3,263)	$(17,023)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	669	1,038	856	56
Tax effect	(266)	(353)	(291)	(19)

Other comprehensive income (loss)	403	685	565	37

Comprehensive loss	$(2,377)	$(14,679)	$(2,698)	$(16,986)

Fentura Financial, Inc.
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements at December 31, 2009, June 30, 2009 and June 30, 2010 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. As a result of the amended sales agreement, the estimated loss of $700,000 was reversed in the first quarter of 2010. On April 30, 2010, the sale of Davison State Bank closed and the assets and liabilities were transferred to the investor group. As a result of the timing of the sale, held for sale operations reflect one month of income on the income statement for the current quarter.
Financial statements are presented with discontinued operations sequestered on the balance sheet and income statement. The presentations have been updated for June 30, 2010, December 31, 2009 and June 30, 2009 to reflect the discontinued operations results.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all

NOTE 1 — BASIS OF PRESENTATION (continued)
of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.
Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation. For the six month period ending June 30, 2009, a $700,000 impairment charge on discontinued operations was reclassified in the prior year presentation from non-interest expense of continuing operations to discontinued operations. This reclassification reduced the loss from continuing operations by $700,000, net of tax, and had no impact on net income.
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

NOTE 1 — BASIS OF PRESENTATION (continued)
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
There were no unrecognized tax benefits at June 30, 2010 or December 31, 2009, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
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

NOTE 1 — BASIS OF PRESENTATION (continued)
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
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price
Options outstanding at December 31, 2009	20,297	$29.55
Options granted 2010	0	$0.00
Options forfeited 2010	(3,542)	$25.04

Options outstanding and exercisable at June 30, 2010	16,755	$30.51

Going Concern
As a result of the Corporation’s net losses and non-compliance with the higher capital requirements of the Consent Orders, our auditors added an explanatory paragraph to their opinion on the Corporation’s December 31, 2009 consolidated financial statements, expressing substantial doubt about the Corporation’s ability to continue as a going concern. In 2010, the Banks have come in to compliance with substantially all areas of the Consent Orders, except for capital requirements. Management’s strategies to improve profitability and to meet the capital requirements of the Consent Orders, discussed in Note 10, include shrinking assets, reducing costs, and sales of subsidiary banks. The capital positions of the Banks have improved as of June 30, 2010. The sale of Davison State Bank, which closed on April, 30, 2010, generated $2.8 million, of which a portion was reinvested in The State Bank. On April 27, 2010, an agreement was signed for the sale of West Michigan Community Bank which is expected to generate additional capital to strengthen The State Bank. See Note 11 for details regarding the definitive agreement to sell West Michigan Community Bank.
These financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.
NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
New Accounting Pronouncements:
In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and

NOTE 2— ADOPTION OF NEW ACCOUNTING STANDARDS (continued)
after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material to the Corporation.
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
NOTE 3 — SECURITIES
Securities are as follows:

	Amortized	Gross Unrealized	Gross Unrealized
(000s omitted)	Cost	Gains	Losses	Fair Value
Available for Sale
June 30, 2010
U.S. Government & federal agency	$8,715	$44	$0	$8,759
State and municipal	901	12	0	913
Mortgage-backed residential	12,947	306	0	13,253
Collateralized mortgage obligations	21,324	367	(524)	21,167
Equity securities	1,956	45	(489)	1,512

	$45,843	$774	$(1,013)	$45,604

December 31, 2009
U.S. Government & federal agency	$6,543	$38	$(67)	$6,514
State and municipal	7,034	102	(41)	7,095
Mortgage-backed residential	13,482	298	0	13,780
Collateralized mortgage obligations	15,369	199	(878)	14,690
Equity securities	1,971	21	(463)	1,529

	$44,399	$658	$(1,449)	$43,608

NOTE 3 – SECURITIES (continued)

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
(000s omitted)	Cost	Gains	Losses	Fair Value
Held to Maturity
June 30, 2010
State and municipal	$4,697	$52	$(5)	$4,744

December 31, 2009
State and municipal	$5,455	$55	$(18)	$5,492
Mortgage-backed residential	1	0	0	1

	$5,456	$55	$(18)	$5,493

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities at June 30, 2010 were as follows:

	Available for Sale
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$9,616	$9,672
Due from one to five years	0	0
Due from five to ten years	0	0
Mortgage-backed securities	12,947	13,253
Collateralized mortgage obligations	21,324	21,167
Equity securities	1,956	1,512

	$45,843	$45,604

	Held to Maturity
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$2,616	$2,624
Due from one to five years	2,081	2,120
Due from five to ten years	0	0
Due after ten years	0	0

	$4,697	$4,744

At June 30, 2010, there were 2 private label CMO securities, with holdings totaling $4,175,000, which exceeded 10% of shareholders’ equity. At June 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders equity.
For the six months ended June 30, 2010, the Corporation sold 19 securities with a net gain of $75,000. For the six months ended June 30, 2009 the Corporation did not sell securities and therefore had no gain or loss on securities.
Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

NOTE 3 – SECURITIES (continued)
2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	0	0	4,854	(524)	4,854	(524)
Equity securities	0	0	717	(489)	717	(489)

Total temporarily impaired	$0	$0	$5,571	$(1,013)	$5,571	$(1,013)

2009

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
US Government & federal agency	$3,475	$(67)	$0	$0	$3,475	$(67)
State & municipal	497	(18)	659	(41)	1,156	(59)
Collateralized mortgage obligations	0	0	4,872	(878)	4,872	(878)
Equity securities	0	0	1,009	(463)	1,009	(463)

Total temporarily impaired	$3,972	$(85)	$6,540	$(1,382)	$10,512	$(1,467)

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In evaluating OTTI, management considers the factors presented in Note 1.
As of June 30, 2010, the Corporation’s security portfolio consisted of 109 securities, 13 of which were in an unrealized loss position. All unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, as discussed below.
Credit losses recognized in earnings on debt securities totaled $288,000 at December 31, 2009 and there were no additional OTTI losses recognized through earnings during the period ending June 30, 2010.
Collateralized Mortgage Obligations (CMOs)
Gross unrealized losses relating to collateralized mortgage obligation securities were $524,000 at June 30, 2010. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. These investments consist of three private label securities with an amortized cost of $5.3 million. The ratings held on the private label securities are AA, A- and CCC. The Corporation has been closely monitoring the performance of the CMO portfolio. In 2009, there were several CMOs that were downgraded in the market. The underlying collateral of these CMOs is comprised largely of 1-4 family residences. In each of these securities, the Corporation lies in the senior tranche and receives payments before other tranches. For private label securities, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. On a quarterly basis, management reviews historical and projected payment streams, delinquency ratios, geographic distribution, ratings, projected future cash flows and general market conditions. Management uses multiple assumptions to project the expected future cash flows of the private label CMOs, which include prepayment speeds, projected default rates and loss severity rates. The cash flows are then discounted using the effective rate on the securities determined at acquisition. Recent historical experience is the base for determining the cash flow assumptions and are adjusted when appropriate after considering characteristics of the underlying loans collateralizing the private label CMO security. As a result of its review, in the fourth quarter of 2009, the

NOTE 3 – SECURITIES (continued)
Corporation recognized a $79,000 other-than-temporary impairment as a result of incurred credit losses which was reflected in the income statement. The security with the credit loss is the Corporation’s sole CCC rated security and has a remaining amortized cost of $691,000 at June 30, 2010. The remaining unrealized loss of $207,000 on this security has been reflected in accumulated other comprehensive loss. Following the June 30, 2010 analysis, management’s review did not indicate any additional OTTI on these securities.
Equity securities
The Corporation also holds investments in equity securities which had gross unrealized losses of $489,000 at June 30, 2010. The majority of the equity securities are investments into bank holding companies within Michigan. On a quarterly basis, management reviews the Corporation’s investment in these equity securities. Management reviews current market prices on publicly traded equity securities and compares the current price to the book price. Any difference is adjusted as a temporary valuation difference, unless other resources provide other information. Equity securities that are not publicly traded receive a multi-faceted review utilizing call report data. Management reviews such performance indicators as earnings, ROE, ROA, non-performing assets, brokered deposits and capital ratios. Management draws conclusions from this information, as well as any published information or trading activity received from the individual institutions, to assist in determining if a temporary valuation adjustment is warranted. The equity securities portfolio has an amortized cost of $1,956,000. Currently, the equity securities have a net unrecognized loss of $444,000, for a fair value of $1,512,000. The performance of the bank holding companies remained relatively stable thus far in 2010. As a result, no OTTI was recognized during the quarter as management anticipates improved performance of these institutions as economic conditions stabilize.
NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
Major categories of loans at June 30, 2010 and December 31, 2009, are as follows:

(000s omitted)	June 30, 2010	December 31, 2009
Commercial	$83,004	$81,425
Real estate — commercial	161,668	171,339
Real estate — construction	17,578	26,295
Real estate — mortgage	24,465	28,058
Consumer	43,567	48,313

	330,282	355,430
Less allowance for loan losses	14,227	10,726

	$316,055	$344,704

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
Activity in the allowance for loan losses, for the six month periods ended June 30, 2010 and June 30, 2009 is as follows:

(000s omitted)	June 30, 2010	June 30, 2009
Balance, January 1,	$10,726	$10,455
Provision for loan losses	5,409	9,366
Loans charged off	(2,646)	(5,958)
Loan recoveries	738	107

Balance, end of period	$14,227	$13,970

Activity in the allowance for loan losses, for the three month periods ended June 30, 2010 and June 30, 2009 is as follows:

(000s omitted)	June 30, 2010	June 30, 2009
Balance, January 1,	$12,338	$11,405
Provision for loan losses	3,619	7,711
Loans charged off	(1,863)	(5,194)
Loan recoveries	133	48

Balance, end of period	$14,227	$13,970

Loan impairment is measured by valuing the underlying collateral or by estimating the expected future cash flows and discounting them at the respective effective interest rate.
The recorded investment in these loans is as follows:

(000s omitted)	June 30, 2010	December 31, 2009
Period end loans not requiring allocation	$14,329	$15,874
Period end loans requiring allocation	25,278	23,059

	$39,607	$38,933

Amount of the allowance for loan losses allocated	$8,105	$5,683
Non-accrual loans and loans past due 90 days still on accrual were as follows:

(000s omitted)	June 30, 2010	December 31, 2009
Loans past due over 90 days still on accrual	$1,673	$319
Renegotiated loans	2,324	3,822
Non-accrual loans	16,661	16,507
Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 5– FAIR VALUE
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

NOTE 5 – FAIR VALUE (continued)
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

NOTE 5 – FAIR VALUE (continued)
Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
(000s omitted)	Total	Assets (Level 1)	(Level 2)	(Level 3)
June 30, 2010
Available for sale securities
US Government and federal agency	$8,759	$0	$8,759	$0
State and municipal	913	0	913	0
Mortgage-backed residential	13,253	0	13,253	0
Collateralized mortgage obligations	21,167	0	21,167	0
Equity securities	1,512	7	1,505	0

	$45,604	$7	$45,597	$0

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
		for Identical	Observable Inputs	Inputs
(000s omitted)	Total	Assets (Level 1)	(Level 2)	(Level 3)
December 31, 2009
Available for sale securities
US Government and federal agency	$6,514	$0	$6,514	$0
State and municipal	7,095	0	7,095	0
Mortgage-backed residential	13,780	0	13,780	0
Collateralized mortgage obligations	14,690	0	14,690	0
Equity securities	1,529	18	1,511	0

	$43,608	$18	$43,590	$0

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009. The Corporation did not hold any Level 3 assets during 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
(000s omitted)	Asset	Liability	Total
Beginning balance, Jan. 1, 2009	$1,229	$0	$1,229
Total gains or losses (realized / unrealized)
Included in earnings
Loss on security impairment	200	0	200
Included in other comprehensive income	(356)	0	(356)
Purchases, issuances, and settlements
Transfers in and / or out of Level 3	(1,385)	0	(1,385)

Ending balance, June 30, 2009	$0	$0	$0

NOTE 5– FAIR VALUE (continued)
Assets Measured on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs
(000s omitted)	Total	(Level 1)	Inputs (Level 2)	(Level 3)
At June 30, 2010
Impaired loans	$17,355	$0	$0	$17,355
Other real estate owned	540	0	0	540

At December 31, 2009
Impaired loans	$17,376	$0	$0	$17,376
Other real estate owned	1,274	0	0	1,274
The following represent impairment charges recognized during the period:
At June 30, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $25,278,000 with a valuation allowance of $8,105,000 resulting in an additional provision for loan losses of $2,580,000 for the three month period, and $3,010,000 for the six month period, ending June 30, 2010. This is compared to December 31, 2009 when the principal amount of impaired loans was $23,059,000 with a valuation allowance of $5,683,000.
Other real estate owned which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $7,948,000, of which $540,000 was at fair value at June 30, 2010, resulting from write-downs totaling $72,000 for the three month period and $151,000 for the six month period. At December 31, 2009, other real estate owned had a net carrying amount of $7,967,000, of which $1,274,000 was at fair value.
Carrying amount and estimated fair value of financial instruments, not previously presented were as follows:

	June 30, 2010		December 31, 2009
(000s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$43,585	$43,585	$42,109	$42,109
Securities — held to maturity	4,697	4,744	5,456	5,493
FHLB stock	1,900	n/a	1,900	n/a
Loans held for sale	1,259	1,259	831	831
Loans (including impaired loans)	316,055	306,413	344,704	326,422
Accrued interest receivable	1,743	1,743	1,813	1,813

Liabilities:
Deposits	$411,384	$409,814	$440,775	$441,827
Short-term borrowings	10	10	164	164
FHLB advances	7,954	8,376	7,981	8,488
Subordinated debentures	14,000	12,613	14,000	12,656
Accrued interest payable	1,021	1,021	892	892

NOTE 5 – FAIR VALUE (continued)
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

NOTE 5 – FAIR VALUE (continued)
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
NOTE 6 — INCOME TAXES
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at June 30, 2010 and December 31, 2009. The Corporation’s evaluation of taxable events, losses in recent years and the continuing deterioration of the Michigan economy led management to conclude that it was more likely than not that all or part of the benefit would not be realized. During the second quarter of 2009, the Corporation established a full valuation allowance against our deferred tax assets. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
Normally, the calculation for the income tax expense (benefit) does not consider the tax effects of changes in other categories of income such as other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is warranted when there is a pre-tax loss in continuing operations. When this is the case, pre-tax income from other categories, such as changes in OCI and discontinued operations, are included in the calculation of the tax expense or benefit for the current year. For the first six months of 2010, this resulted in an income tax benefit recorded to continuing operations.
There were no unrecognized tax benefits at June 30, 2010 or December 31, 2009, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
NOTE 7 – EARNINGS PER COMMON SHARE
The factors in the earnings per share computation follow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000s omitted except share and per share data)	2010	2009	2010	2009
Basic
Net loss	$(2,780)	$(15,364)	$(3,263)	$(17,023)

Weighted average common shares outstanding	2,268,791	2,196,743	2,259,406	2,191,940

Basic loss per common share	$(1.23)	$(6.99)	$(1.44)	$(7.77)

Diluted
Net loss	$(2,780)	$(15,364)	$(3,263)	$(17,023)
Weighted average common shares outstanding for basic earnings per common share	2,268,791	2,196,743	2,259,406	2,191,940
Add: Dilutive effects of assumed exercises of stock
Options	0	0	0	0

Average shares and dilutive potential common shares	2,268,791	2,196,743	2,259,406	2,191,940

Diluted loss per common share	$(1.23)	$(6.99)	$(1.44)	$(7.77)

NOTE 7 – EARNINGS PER COMMON SHARE (continued)
There were no stock options for the three or six month periods ended June 30, 2010 or 2009 that were dilutive, as a result of the net loss for both periods.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
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
NOTE 9– DISCONTINUED OPERATIONS
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
A condensed balance sheet of held for sale operations is presented below for the period ended and December 31, 2009. As of April 30, 2010, Davison State Bank was sold to an independent financial group. As a result, there is no balance sheet for presentation at June 30, 2010.
DAVISON STATE BANK
CONDENSED BALANCE SHEET OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

Dec 31, 2009
ASSETS
Cash and cash equivalents	$2,537
Securities — available for sale	7,082
Securities — held to maturity	405
Loans, net of allowance ($679-2009)	24,396
Other assets	3,499

Total assets	$37,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$9,012
Interest bearing	26,265

Total deposits	35,277
Accrued taxes, interest and other liabilities	(60)
Shareholders’ equity	2,702

Total liabilities and shareholders’ Equity	$37,919

A condensed statement of income of held for sale operations are presented for the three and six month periods ended June 30, 2010 and June 30, 2009. At April 30, 2010, Davison State Bank was sold to an independent investor group. As a result, the three month period ended June 30, 2010, is representative of one month of income, while the six month period is representative of four months of income. These are compared to the 2009 periods which are full three and six month period representations, respectively.

NOTE 9– DISCONTINUED OPERATIONS (continued)
DAVISON STATE BANK
CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Interest income	$150	$513	$607	$1,062
Interest expense	27	171	116	359

Net interest income	123	342	491	703
Provision for loan losses	0	156	(5)	155

Net interest income after provision for loan losses	123	186	496	548

Non-interest income	51	141	178	263
Non-interest expense	351	490	121	1,677

Income/(loss) before federal income tax	(177)	(163)	553	(866)

Federal income tax expense/(benefit)	(62)	676	181	676

Net income/(loss)	$(115)	$(839)	$372	$(1,542)

NOTE 10-REGULATORY MATTERS
The Corporation (on a consolidated basis) and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
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
As of December 31, 2009, The State Bank was required by regulatory authorities to maintain certain minimum capital ratios. The State Bank’s required capital ratios were those required in the Consent Order that was effective January 10, 2010 which is discussed later in this note.
In March 2009, West Michigan Community Bank entered into a Consent Order with federal and state banking regulators that contain provisions to foster improvement in West Michigan Community Bank’s earnings, lower non performing loan levels, and increase capital. Under regulatory guidelines, when a bank is issued a Consent Order the capital status of the bank is automatically reduced to adequately capitalized. The Consent Order requires West Michigan Community Bank to retain a Tier 1 capital to average assets ratio of a minimum of 8.0%. As of June 30, 2010, West Michigan Community Bank has a Tier 1 capital to average assets ratio of 6.4%, as compared to Tier 1 capital to average assets ratio of 6.9%

NOTE 10-REGULATORY MATTERS (continued)
at December 31, 2009. At both June 30, 2010 and December 31, 2009, West Michigan Community Bank was not in compliance with the Consent Order capital requirements.
Effective January 10, 2010, The State Bank entered into a Consent Order with federal and state banking regulators that contain provisions to foster improvement in The State Bank’s earnings, lower nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At June 30, 2010, The State Bank had a Tier 1 capital to average assets ratio of 6.8% and a total capital to risk-weighted assets ratio of 9.8%. This is compared to ratios at December 31, 2009, of a Tier 1 capital to average assets ratio of 6.2% and a total capital to risk-weighted assets ratio of 8.9%. At June 30, 2010 and at December 31, 2009, The State Bank was not in compliance with the Consent Order capital requirements. However, The State Bank is making progress as illustrated by the increase in capital ratios.
The Consent Orders restrict the Banks from issuing or renewing brokered deposits. The Consent Orders also restrict dividend payments from The State Bank and West Michigan Community Bank to the Corporation. The Consent Orders do not place any restrictions on the Corporation. The Corporation, the Board of Directors and management continue to work on plans to come into compliance with the Consent Orders. From the sale of Davison State Bank, a portion of the $2.8 million of proceeds was distributed to The State Bank during the second quarter of 2010. While below the compliance level required by the Orders, both Banks maintain capital levels considered adequate by regulatory standards. Non-compliance with Consent Order requirements may cause the Banks to be subject to further enforcement actions by the FDIC.
As illustrated in the table below, at June 30, 2010, the Consolidated Corporation’s total capital to risk weighted assets ratio indicates that it is slightly under capitalized. The Corporation is at a ratio of 7.8%, while adequately capitalized has a minimum requirement of 8.0%. At December 31, 2009, the Consolidated Corporation’s total capital to risk weighted assets ratio indicates that it is under capitalized. The Corporation is at a ratio of 7.8%, while adequately capitalized has a minimum requirement of 8.0%. With the current capital levels, the Corporation is required to obtain written approval prior to payments of any dividends or for any increase or decrease to outstanding debt.
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

NOTE 10-REGULATORY MATTERS (continued)

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$28,691	7.8%	$29,586	8.0%	NA	NA
The State Bank	24,863	9.8	20,269	8.0	$30,403	12.0	%(1)
West Michigan Community Bank	10,668	9.3	9,152	8.0	NA	NA
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	23,967	6.5	14,793	4.0	NA	NA
The State Bank	21,595	8.5	10,134	4.0	NA	NA
West Michigan Community Bank	9,231	8.1	4,576	4.0	NA	NA

Tier 1 Capital (to Average Assets)
Consolidated	23,967	5.1	18,957	4.0	NA	NA
The State Bank	21,595	6.8	12,640	4.0	25,280	8.0
West Michigan Community Bank	9,231	6.4	5,770	4.0	11,540	8.0

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$33,661	7.8%	$34,636	8.0%	NA	NA
The State Bank	24,334	8.9	21,961	8.0	$32,810	12.0	%(1)
Davison State Bank	3,328	9.9	2,692	8.0	NA	NA
West Michigan Community Bank	11,841	9.4	10,063	8.0	NA	NA
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	28,164	6.5	17,318	4.0	NA	NA
The State Bank	20,830	7.6	10,981	4.0	NA	NA
Davison State Bank	2,904	8.6	1,346	4.0	NA	NA
West Michigan Community Bank	10,262	8.2	5,031	4.0	NA	NA

Tier 1 Capital (to Average Assets)
Consolidated	28,164	5.0	22,491	4.0	NA	NA
The State Bank	20,830	6.2	13,535	4.0	27,069	8.0
Davison State Bank	2,904	7.2	1,620	4.0	3,240	8.0
West Michigan Community Bank	10,262	6.9	5,923	4.0	11,845	8.0

(1)	Effective April 10, 2010

NOTE 11-DEFINITIVE AGREEMENT
On April 28, 2010, at the Annual Shareholder Meeting, a formal announcement was made regarding the signing of a definitive agreement to sell West Michigan Community Bank. The intended purchasers are affiliated with Northstar Financial Group, Inc. headquartered in Bad Axe, Michigan. The Corporation anticipates the receipt of $10.4 million from the sale of West Michigan Community Bank (an approximate 10% premium to book). As a condition of the sale, the Corporation will acquire all the non-performing assets of West Michigan Community Bank. The assets will be housed in a newly formed holding company subsidiary of the Corporation. The transaction is expected to close in the fourth quarter of 2010; however regulatory approval is required for the sale and for the Corporation to acquire the non-performing assets. Regulatory approval has not yet been obtained. It is expected that the Corporation will utilize a portion of the proceeds from the sale of West Michigan Community Bank to improve the capital position of The State Bank. At June 30, 2010, West Michigan Community Bank is not considered to have the status of discontinued operations due to uncertainties with the final transaction.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
As indicated in the income statement, the loss for the three months ended June 30, 2010 was $2,780,000 compared to a loss of $15,364,000 for the same period in 2009. Net interest income in the second quarter of 2010, was $195,000 below net interest income for the same quarter in 2009. The second quarter 2010 provision for loan losses was down $4,092,000 compared to the first quarter of 2009. Management feels the allowance for loan losses is adequate and has increased $257,000 when comparing the period ended June 30, 2010 to the period ended June 30, 2009.
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
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended June 30, 2010, the Corporation’s return on average assets (annualized) was (2.33%) compared to (10.63%) for the same period in 2009. For the six months ended June 30, 2010, the Corporation’s return on average assets (annualized) was (1.37%) compared to (5.89%) for the same period in 2009. Net loss per share, basic and diluted, was ($1.23) in the second quarter of 2010 compared to ($6.99) net loss per share basic and diluted for the same period in 2009. Net loss per share, basic and diluted, was ($1.44) in the six month period ended June 30, 2010 compared to ($7.77) net loss per share basic and diluted for the same period in 2009.
Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2010 and 2009 are summarized in Table 2. Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2010 and 2009 are summarized in Table 3. The effects of changes in average interest rates and average balances are detailed in Table 1 below.
As indicated in Table 1, during the six months ended June 30, 2010, net interest income decreased compared to the same period in 2009. Interest rates and volume on loans continued to decrease over the past year. As an offset, deposit interest expense was also decreased. The deposit interest rate reduction was achieved by reduction of offering rates on time deposits, which assisted in encouraging high rate instruments from renewing, with some funds exiting, thus reducing interest bearing liability costs.

Table 1

	SIX MONTHS ENDED
	JUNE 30
	2010 COMPARED TO 2009
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000s omitted)	VOL	RATE	TOTAL
Taxable securities	$(68)	$(130)	$(198)
Tax-exempt securities	(82)	(2)	(84)
Other securities	(1)	(21)	(22)
Federal funds sold	15	0	15

Total loans	(2,263)	329	(1,934)

Loans held for sale	(28)	1	(27)

Total earning assets	(2,427)	177	(2,250)

Interest bearing demand deposits	(23)	(218)	(241)
Savings deposits	(5)	(155)	(160)
Time CDs $100,000 and over	(565)	(244)	(809)
Other time deposits	(157)	(448)	(605)
Other borrowings	(96)	(111)	(207)

Total interest bearing liabilities	(846)	(1,176)	(2,022)

Net Interest Income	$(1,581)	$1,353	$(228)

As indicated in Table 2, for the six months ended June 30, 2010, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.66% compared with 3.35% for the same period in 2009. This increase is a result of management’s ability to make continuing downward repricing steps on interest bearing liabilities. Additionally non-interest bearing deposits decreased less than 0.5% when comparing the period ended June 30, 2010 to the period ended June 30, 2009.
Average earning assets decreased 11.0% or $52,098,000 comparing the six months of 2010 to the same time period in 2009. Management continues to strategically work to shrink both sides of the balance sheet. Loans, the highest yielding component of earning assets, represented 81.6% of earning assets in 2010 compared to 88.5% in 2009. Average interest bearing liabilities decreased 11.7% or $50,593,000 comparing the first six months of 2010 to the same time period in 2009. Non-interest bearing deposits amounted to 15.7% of average earning assets in the first six months of 2010 compared with 14.1% in the same time period of 2009.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 2010 and 2009 are shown in Table 3. Net interest income for the three months ended June 30, 2010 was $3,885,000, an increase of $175,000, or 4.7%, from the same period in 2009. Net interest margin increased as a result of increases in loan portfolio yields, which were assisted by a large decrease in the interest bearing liability yield.
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

Table 2 Average Balance and Rates

	SIX MONTHS ENDED JUNE 30,
	2010			2009
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$33,285	$561	3.40%	$36,818	$759	4.16%
State and Political (1)	11,428	345	6.09%	14,143	429	6.11%
Other	3,423	28	1.65%	3,526	50	2.86%

Total Securities	48,136	934	3.91%	54,487	1,238	4.58%
Fed Funds Sold	29,552	15	0.10%	0	0	0.00%
Loans:
Commercial	269,922	8,279	6.19%	328,220	9,777	6.01%
Tax Free (1)	2,325	74	6.42%	2,724	85	6.29%
Real Estate-Mortgage	26,694	837	6.32%	36,339	1,117	6.20%
Consumer	45,871	1,320	5.80%	51,693	1,465	5.72%

Total loans	344,812	10,510	6.15%	418,976	12,444	5.99%
Allowance for Loan Losses	(11,744)			(10,772)
Net Loans	333,068	10,510	6.36%	408,204	12,444	6.15%

Loans Held for Sale	844	21	5.02%	1,979	48	4.89%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$423,344	11,480	5.47%	$475,442	13,730	5.82%

Cash Due from Banks	16,090			27,794
Assets of discontinued operations	24,716			44,138
All Other Assets	43,290			41,605

TOTAL ASSETS	$495,696			$578,207

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$82,842	$170	0.41%	$87,954	$411	0.94%
Savings Deposits	71,260	45	0.13%	73,027	205	0.57%
Time CDs $100,000 and Over	102,648	1,986	3.90%	130,946	2,795	4.30%
Other Time CDs	103,576	1,210	2.36%	114,204	1,815	3.20%

Total Deposits	360,326	3,411	1.91%	406,131	5,226	2.59%
Other Borrowings	22,305	395	3.57%	27,093	602	4.48%

INTEREST BEARING LIABILITIES	$382,631	3,806	2.01%	$433,224	5,828	2.71%

Non-Interest bearing — DDA	66,532			66,897
Liabilities of discontinued operations	24,716			40,845
All Other Liabilities	3,346			1,853
Shareholders’ Equity	18,471			35,388

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$495,696			$578,207

Net Interest Rate Spread			3.12%			3.79%

Net Interest Income /Margin		$7,674	3.66%		$7,902	3.35%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED JUNE 30,
	2010			2009
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$33,408	$283	3.40%	$37,664	$383	4.08%
State and Political (1)	10,319	158	6.14%	13,889	209	6.04%
Other	2,907	14	1.93%	2,905	7	0.97%

Total Securities	46,634	455	3.91%	54,458	599	4.41%
Fed Funds Sold	33,429	10	0.12%	0	0	0.00%
Loans:
Commercial	265,246	4,104	6.21%	323,183	4,693	5.82%
Tax Free (1)	2,265	37	6.55%	2,697	44	6.53%
Real Estate-Mortgage	25,796	415	6.45%	36,957	525	5.70%
Consumer	44,533	644	5.80%	49,295	730	5.94%

Total loans	337,840	5,200	6.17%	412,132	5,992	5.83%
Allowance for Loan Losses	(12,330)			(11,101)
Net Loans	325,510	5,200	6.41%	401,031	5,992	5.99%

Loans Held for Sale	975	12	4.94%	1,870	23	4.93%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$418,878	$5,677	5.44%	$468,460	$6,614	5.66%

Cash Due from Banks	16,923			38,776
Assets of discontinued operations	12,353			43,405
All Other Assets	41,937			41,224

TOTAL ASSETS	$477,761			$580,764

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$82,733	$75	0.36%	$85,972	$194	0.91%
Savings Deposits	72,847	23	0.13%	76,644	111	0.58%
Time CDs $100,000 and Over	95,852	941	3.94%	129,979	1,381	4.26%
Other Time CDs	100,838	555	2.21%	118,665	927	3.13%

Total Deposits	352,270	1,594	1.81%	411,260	2,613	2.55%
Other Borrowings	22,279	198	3.56%	24,406	291	4.78%

INTEREST BEARING LIABILITIES	$374,549	$1,792	1.92%	$435,666	$2,904	2.67%

Non-Interest bearing — DDA	68,662			68,798
Liabilities of discontinued operations	12,353			40,334
All Other Liabilities	3,255			1,798
Shareholders’ Equity	18,942			34,168

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$477,761			$580,764

Net Interest Rate Spread			2.85%			2.99%

Net Interest Income /Margin		$3,885	3.72%		$3,710	3.18%

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
At June 30, 2010, the allowance was $14,227,000, or 4.31% of total loans compared to $10,726,000, or 3.01%, at December 31, 2009, increasing the allowance $3,501,000 during the first six months of 2010. Non performing loan levels, discussed later, increased $10,000 during the period and net charge-offs have decreased to $1,908,000 during the first six months of 2010 compared to $5,851,000 during the first six months of 2009. The provision for loan losses remains high as a result of continued weaknesses in the local economy, elevated amounts of non-performing loans and elevated charge-off levels over the past three years. Rolling twelve quarter periods of historical charge off experience is considered when calculating the current required level of the allowance for loan losses and as prior periods with less loan losses are replaced with periods with higher loan losses the required level of allowance increases. Additionally the amount of the allowance for loan losses specifically allocated to impaired loans increased by $2,422,000 during the quarter as a result of updated collateral evaluations and a migration to the impaired status.
Table 4 below summarizes loan losses and recoveries for the first six months of 2010 and 2009. During the first six months of 2010, the Corporation experienced net charge-offs of $1,908,000 or .58% of gross loans compared with net charge-offs of $5,851,000 or 1.46% of gross loans in the first six months of 2009. The provision for loan loss was $5,409,000 in the first six months of 2010 and $9,366,000 for the same time period in 2009. The application of historical loss rates to the current portfolio has the potential to be a lagging indicator and management evaluates whether these allocations should be adjusted. While there are indicators that asset quality is improving, such as a decrease on non-performing loans, management still feels there is enough uncertainty given the current economic conditions to use these high historical loss rates in estimating the required level of allowance for loan losses.

Table 4 Analysis of the Allowance for Loan Losses

	Six Months Ended June 30,
(000s omitted)	2010	2009

Balance at Beginning of Period	$10,726	$10,455

Charge-Offs:
Commercial, Financial and Agriculture	(2,081)	(5,063)
Real Estate-Mortgage	(179)	(476)
Installment Loans to Individuals	(386)	(418)

Total Charge-Offs	(2,646)	(5,957)
Recoveries:
Commercial, Financial and Agriculture	651	60
Real Estate-Mortgage	39	2
Installment Loans to Individuals	48	44

Total Recoveries	738	106

Net Charge-Offs	(1,908)	(5,851)
Provision	5,409	9,366

Balance at End of Period	$14,227	$13,970

Ratio of Net Charge-Offs to Gross Loans	0.58%	1.46%
Non-Interest Income
Non-interest income increased during the three months ended June 30, 2010 as compared to the same period in 2009. Overall non-interest income, of continuing operations, was $1,558,000 for the three months ended June 30, 2010 compared to $826,000 for the same period in 2009. This represents an increase of 88.6%. The largest component of increase was in 2009, the Corporation recorded a loss on equity investment of $874,000, which did not occur in 2010. On a year to date basis, non-interest income at June 30, 2010 was $2,905,000 compared with $1,965,000 at June 30, 2009; an increase of 47.8%.
The most significant category of non-interest income is service charges on deposit accounts. These fees from continuing operations were $403,000 in the second quarter of 2010, compared to $480,000 for the same period of 2009. This represents a decrease of 16.0% from year to year. The decrease is a result of an 18.5% decrease in NSF charges collected. On a year to date basis, service charges on deposit accounts, decreased 4.4% to $877,000 at June 30, 2010.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market decreased to $135,000 in the second quarter of 2010 compared to $277,000 in the same period in 2009. As anticipated in 2009, this was a short term rise in mortgage refinance. Management believes for the remainder of 2010, for this income to remain relatively flat as many governmental incentives have expired and property values continue to decrease. On a year to date basis, the gain on the sale of mortgage loans has decreased 55.5% from the first six months of 2009.
Trust, investment and financial planning services income decreased $125,000 or 27.0% in the second quarter of 2010 compared to the same period in the prior year. The decrease is attributable to unfavorable changes in market value, which resulted in lower fee income. On a year to date basis, trust and wealth management income has decreased 12.1% compared to 2009.
Other operating income increased by $127,000 or 26.5% to $607,000 in the second quarter of 2010 compared to $480,000 in the same time period in 2009. On a year to date basis, other operating income decreased $71,000 or 6.6%. A reduction of other operating income was the 2009 benefit received by one of the Banks for proceeds from a bank owned life insurance policy totaling $203,000. This benefit was not received in 2010.

Non-Interest Expense
Total non-interest expense from continued operations, decreased 17.7% to $4,370,000 in the three months ended June 30, 2010, compared with $5,312,000 in the same period of 2009. Decreases in all categories, which include: salaries and benefits, furniture and equipment depreciation, advertising expenses, loan and collection expenses related to other real estate owned. For the six month period ended June 30, 2010, total non-interest expense from continued operations decreased. This decrease was also in all categories, with the largest decreases in loan and collection expenses, charges related to other-than-temporary-impairment on a single security and the impairment of held for sale operations.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $2,063,000 in the second quarter of 2010, compared with $2,071,000, or a decrease of 0.4%, for the same time period in 2009. Staff reductions late in the second quarter of 2010 are reflected in this decrease. For the six months ended June 30, 2010, salary and benefit costs were $4,178,000, compared with $4,623,000 for the same time period in 2009. This reduction of 9.6% or $445,000 was related to the elimination of the 401(k) match for retirement benefits.
Occupancy expenses, at $431,000, decreased in the three months ended June 30, 2010 compared to the same period in 2009 by $16,000 or 3.6%. The decrease in occupancy expenses is related to reductions in building repairs and maintenance; these decreases were partially offset by increases in property insurance costs. For the six month period ended June 30, 2010, occupancy expenses were $880,000, compared to $950,000 for the same time period in 2009. This represents a decrease of 7.4%. For the six month period ended June 30, 2010, the decrease in occupancy expenses is related to reductions in building repairs and maintenance, primarily due to lower snow removal costs in 2010.
During the three months ended June 30, 2010, furniture and equipment expenses were $386,000 compared to $403,000 for the same period in 2009, a decrease of 4.2%. For the six month period ended June 30, 2010, furniture and equipment expenses were $757,000 compared to $827,000 for the same period in 2009. This represents a decrease of 8.5% for the six month period comparison.
Loan and collection expenses, from continuing operations, at $433,000, were down $500,000 or 53.6% during the three months ended June 30, 2010 compared to the same time period in 2009. The decrease was related to other loan expense on other real estate owned, in the form of property taxes and property maintenance decreased loan and collection expenses. For the six month period ended June 30, 2010, loan and collection expenses totaled $990,000 compared to $1,318,000 for the same period in 2009. This represents a decrease of 24.9%. The decrease during the six month period was also related to decreases in other real estate owned expenses.
Advertising expenses remained stable for the three months ended June 30, 2010 compared to the same period in 2009. For the three months ended June 30, 2010, advertising expenses were $45,000 compared to $47,000 for the same period in 2009. This is a decrease of 4.3%. The Corporation continues review the sponsorships and donations shared with the local communities and events. As a result, we have reduced our advertising in local markets and reduced the level of sponsorships in community events, while still remaining a participating sponsor. For the six month period ended June 30, 2010, advertising expenses totaled $73,000, compared to $88,000 for the same time in 2009. This is a decrease of 17.0%.
Other operating expenses, from continued operations, were $1,012,000 in the three months ended June 30, 2010 compared to $1,211,000 in the same time period in 2009, a decrease of $199,000 or 16.4%. Increases year over year include increases in our general insurance of $60,000 from second quarter 2009 totals. Partially offsetting these increases were reductions in FDIC assessment, supplies expense, director fees, ATM/Debit card expenses, business development expenses, and conferences and education. In the six months ended June 30, 2010, other operating expenses, from continued operations, were $2,059,000 compared to $2,441,000 in the same time period in 2009, a decrease of $382,000 or 15.6%. The largest components of this decrease was the 2009 recognition of other-than-temporary impairment of $200,000 on a single investment.

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
The Corporation’s total assets were $455 million at June 30, 2010 compared to total assets of $522 million at December 31, 2009. This includes assets from discontinued operations of $38 million at December 31, 2009. Loans comprised 72.5% of total assets at June 30, 2010 compared to 68.1% at December 31, 2009. Loans shrank $25.1 million during the first six months of 2010. On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 17.0% at June 30, 2010 and 14.6% at December 31, 2009. Interest bearing deposit liabilities totaled $341.4 million at June 30, 2010 compared to $376.2 million at December 31, 2009. Total deposits decreased $29.4 million with non-interest bearing demand deposits increasing $5.4 million and interest bearing deposits decreasing $34.8 million. Short-term borrowings decreased $154,000 due to the decrease in treasury tax and loan payments outstanding at the end of the two periods. FHLB advances decreased $27,000 at June 30, 2010 compared to December 31, 2009. This was due to the annual payment on a long-term advance held at one of the Banks.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure. Table 5 reflects the levels of these assets at June 30, 2010 and December 31, 2009.
Non-performing assets decreased from December 31, 2009 to June 30, 2010. The decrease of $2,189,000 was primarily due to decreases in renegotiated loans and REO in redemption. Loans past due 90 days or more and still accruing increased $1,354,000 from year end and non-accrual loans increased $154,000. REO in redemption balance is comprised of ten commercial properties and three residential properties for a total of $2,792,000 at June 30, 2010. Marketability of these properties is dependent on the real estate market. Renegotiated loans decreased $1,498,000 from December 31, 2009 to a total of $2,324,000 at June 30, 2010.

Table 5 — Non-Performing Assets and Past Due Loans

	June 30,	December 31,
(000s omitted)	2010	2009

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$1,673	$319
Non-Accrual Loans	16,661	16,507
Renegotiated Loans	2,324	3,822

Total Non-Performing Loans	20,658	20,648

Other Non-Performing Assets:
Other Real Estate	7,948	7,967
REO in Redemption	2,792	4,972

Total Other Non-Performing Assets	10,740	12,939

Total Non-Performing Assets	$31,398	$33,587

Non-Performing Loans as a % of Total Loans	6.23%	5.80%
Non-Performing Loans as a % of Total Loans and Other Real Estate	6.09%	5.67%
Allowance for Loan Losses as a % of Non-Performing Loans	68.87%	51.95%
Accruing Loans Past Due 90 Days or More to Total Loans	0.50%	0.09%
Non-performing Assets as a % of Total Assets	6.90%	6.43%
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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (short-term borrowings, FHLB advances, other liabilities and shareholders’ equity) provided primarily all funding needs in the first six months of 2010. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $1.2 million since December 31, 2009 due to restructure of the investment portfolio. Multiple available for sale securities with elevated credit risk were sold and the proceeds used to purchase mortgage backed instruments with lower credit risk. The Corporation has re-invested some of the funds, from the call of these securities, back into the securities portfolio to increase yield and manage the asset ratios on the balance sheet. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation used cash in financing activities resulting primarily from the decrease of deposits. In the first six months of 2010 deposits decreased $29,391,000. Cash provided by investing activities was $24,445,000 in first six months of 2010 compared to cash provided of $22,049,000 in first six months of 2009. The change in investing activities was due maturities of available for sale securities totaling $5,577,000, calls on available for sale securities totaling $3,500,000 and sales of available for sale securities totaling $7,105,000. Those proceeds were utilized in the purchase of $17,156,000 of available for sale securities. These transactions reduced credit risk within the investment portfolio, while slightly improving yield. In addition, payments of loans totaled $20,907,000 of the cash provided by investing activities.
Capital Resources
Management closely monitors capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “adequately capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 8%, 4%, and 4%, respectively. At June 30, 2010, the Corporation and subsidiary Banks were in excess of the minimum capital and leverage requirements as defined by federal law; however The State Bank and West Michigan Community Bank were not in compliance with the capital requirements prescribed by their respective Consent Orders.
Total shareholders’ equity decreased 12.8% to $17,895,000 at June 30, 2010 compared with $20,532,000 at December 31, 2009. The decline was due to a net loss in the first six months of 2010, partially offset by improvements to other comprehensive income as noted below. The Corporation’s equity to asset ratio was 3.9% at June 30, 2010 and 3.9% at December 31, 2009.
As indicated on the balance sheet at December 31, 2009, the Corporation had an accumulated other comprehensive loss of $724,000 compared to accumulated other comprehensive loss at June 30, 2010 of $159,000. The decrease in the loss position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio as well as restructuring of the investment portfolio composition.
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
With respect to capital and management generally, The State Bank is required to have and maintain its level of Tier 1 capital as a percentage of its total assets at a minimum of 8%, its total capital to total risk-adjusted assets as a minimum of 12%, and not pay or declare any dividends without the prior consent of the FDIC and the OFIR. The State Bank must also retain qualified management and obtain approval of the FDIC and the OFIR of any changes in The State Bank’s directors or senior executive officers. The capital position of The State Bank improved from its December 31, 2009 position due to the injection of $1,900,000 from the sale of Davison State Bank at April 30, 2010. Other improvements to capital ratios at The State Bank are a result of the ongoing strategy to reduce the size of the institution.
A substantially similar formal enforcement action was entered into among West Michigan Community Bank and its regulators in February 2009. The banks have begun addressing substantially all of the requirements of the respective enforcement actions. As of June 30, 2010, the Banks have made progress in addressing several of the Consent Order stipulations. Non-performing assets have decreased $2,189,000. The change in non-performing assets consists of a decrease of $2,199,000 in other non-performing assets and an increase of $10,000 in non-performing loans since December 31, 2009. Concentrations of construction and land development loans have decreased $8,700,000 or 33.2% since December 31, 2009. As a result, these favorable changes have lead to a stabilization of the net interest margin. Net interest margin has improved .24% from December 31, 2001 to 3.66% at June 30, 2010.
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
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at June 30, 2010 and December 31, 2009. During the second quarter of 2009, the Corporation recognized a valuation allowance. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
Other Real Estate Owned and Foreclosed Assets are acquired through or instead of loan foreclosure. They are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
The Corporation evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In determining other-than-temporary impairment (“OTTI”) management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at:

(000s omitted)	June 30, 2010	December 31, 2009
Commitments to make loans (at market rates)	$5,812	$2,939
Unused lines of credit and letters of credit	44,659	53,941
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 61 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. For the first six months of 2010, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2010 compared to 2009.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 5 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2010, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.
Table 6 GAP Analysis — June 30, 2010

	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total
Earning Assets:
Federal Funds Sold	$28,050	$0	$0	$0	$28,050
Securities	5,815	13,314	11,961	19,211	50,301
Loans	76,065	59,985	152,187	42,045	330,282
Loans Held for Sale	1,259	0	0	0	1,259
FHLB Stock	1,900	0	0	0	1,900

Total Earning Assets	$113,089	$73,299	$164,148	$61,256	$411,792

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$80,878	$0	$0	$0	$80,878
Savings Deposits	74,869	0	0	0	74,869
Time Deposits Less than $100,000	19,831	42,325	34,726	98	96,980
Time Deposits Greater than $100,000	6,766	42,385	39,551	0	88,702
Short term borrowings	10	0	0	0	10
Other Borrowings	2,000	5,030	148	776	7,954
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$198,354	$89,740	$74,425	$874	$363,393

Interest Rate Sensitivity GAP	$(85,265)	$(16,441)	$89,723	$60,382	$48,399
Cumulative Interest Rate Sensitivity GAP	$(85,265)	$(101,706)	$(11,983)	$48,399
Interest Rate Sensitivity GAP	0.57	0.82	2.21	70.09
Cumulative Interest Rate Sensitivity GAP Ratio	0.57	0.65	0.97	1.13
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
Item 4. [Reserved]
Item 5. Other Information. — None
Item 6. Exhibits.
     (a) Exhibits
10.1	Stock purchase agreement for sale of West Michigan Community Bank dated April 27, 2010 (incorporated by reference from Form 8-K filed on May 3, 2010).
31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.
Dated: August 13, 2010	/s/Donald L. Grill
Donald L. Grill
President & CEO

Dated: August 13, 2010	/s/Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
10.1	Stock purchase agreement for sale of West Michigan Community Bank dated April 27, 2010 (incorporated by reference from Form 8-K filed on May 3, 2010).

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.