Form 10-Q
period 2010-09-30
FENTURA FINANCIAL INC
filed 2010-11-12
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 21, 2010
Class — Common Stock                Shares Outstanding — 2,291,121

Fentura Financial Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FENTURA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(000s omitted except share and per share data)

	September 30,
	2010	Dec 31,
	(unaudited)	2009

ASSETS
Cash and due from banks	$14,787	$18,459
Federal funds sold	39,700	23,650

Total cash & cash equivalents	54,487	42,109
Securities-available for sale	54,786	43,608
Securities-held to maturity, (fair value of $4,540 at September 30, 2010 and $5,493 at December 31, 2009)	4,471	5,456

Total securities	59,257	49,064
Loans held for sale	1,877	831
Loans:
Commercial	228,731	252,764
Real estate loans — construction	15,439	26,295
Real estate loans — mortgage	23,719	28,058
Consumer loans	42,806	48,313

Total loans	310,695	355,430
Less: Allowance for loan losses	(15,037)	(10,726)

Net loans	295,658	344,704
Bank owned life insurance	7,070	7,221
Bank premises and equipment	15,254	15,914
Federal Home Loan Bank stock	1,900	1,900
Accrued interest receivable	1,582	1,813
Other real estate owned	9,003	7,967
Assets of discontinued operations	0	37,919
Other assets	3,290	12,637

Total assets	$449,378	$522,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing deposits	$68,361	$64,530
Interest bearing deposits	340,882	376,245

Total deposits	409,243	440,775
Short term borrowings	116	164
Federal Home Loan Bank advances	5,954	7,981
Subordinated debentures	14,000	14,000
Liabilities of discontinued operations	0	35,217
Accrued taxes, interest and other liabilities	3,993	3,410

Total liabilities	433,306	501,547

Shareholders’ equity
Common stock — no par value 2,289,912 shares issued (2,248,553 at December 31, 2009)	43,002	42,913
Retained deficit	(27,257)	(21,657)
Accumulated other comprehensive income (loss)	327	(724)

Total shareholders’ equity	16,072	20,532

Total liabilities and shareholders’ equity	$449,378	$522,079

See notes to consolidated financial statements.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(000s omitted except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Interest income
Interest and fees on loans	$5,030	$5,936	$15,536	$18,399
Interest and dividends on securities:
Taxable	340	404	929	1,213
Tax-exempt	54	135	282	418
Interest on federal funds sold	12	1	27	1

Total interest income	5,436	6,476	16,774	20,031
Interest expense
Deposits	1,451	2,277	4,862	7,503
Borrowings	203	227	598	829

Total interest expense	1,654	2,504	5,460	8,332

Net interest income	3,782	3,972	11,314	11,699
Provision for loan losses	2,905	1,940	8,314	11,306

Net interest income after provision for loan losses	877	2,032	3,000	393
Non-interest income
Service charges on deposit accounts	378	519	1,255	1,435
Gain on sale of mortgage loans	214	100	442	612
Trust and investment services income	376	458	1,103	1,285
Gain on sale of securities	0	0	75	12
Other than temporary loss
Total impairment	(359)	0	(359)	0
Loss recognized in other comprehensive income	52	0	52	0

Net impairment loss recognized in earnings	(307)	0	(307)	0
Loss on equity investment	0	0	0	(1,560)
Other income and fees	522	403	1,520	1,461

Total non-interest income	1,183	1,480	4,088	3,245
Non-interest expense
Salaries and employee benefits	2,013	2,129	6,191	6,752
Occupancy	430	428	1,310	1,378
Furniture and equipment	395	385	1,152	1,212
Loan and collection	542	984	1,532	2,302
Advertising and promotional	25	39	98	126
Other operating expenses	1,242	1,015	3,301	3,458

Total non-interest expense	4,647	4,980	13,584	15,428

Loss from continuing operations before income tax	(2,587)	(1,468)	(6,496)	(11,590)
Federal income tax/(benefit)	(250)	(332)	(524)	5,028

Net loss from continuing operations	$(2,337)	$(1,136)	$(5,972)	$(16,618)
Net income/(loss) from discontinued operations, net of tax	0	289	372	(1,253)

Net loss	$(2,337)	$(847)	$(5,600)	$(17,871)

Loss per share from continuing operations
Basic and diluted	$(1.03)	$(0.51)	$(2.64)	$(7.56)

Income/(loss) per share from discontinued operations
Basic and diluted	$0.00	$0.13	$0.17	$(0.57)

Net loss per share
Basic and diluted	$(1.03)	$(0.38)	$(2.47)	$(8.13)

Cash Dividends declared	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended
	September 30,
(000s omitted)	2010	2009

Common Stock
Balance, beginning of period	$42,913	$42,778
Issuance of shares under
Director stock purchase plan & Dividend reinvestment program (41,359 and 39,449 shares)	89	105

Balance, end of period	43,002	42,883

Retained Deficit
Balance, beginning of period	(21,657)	(4,677)
Net loss	(5,600)	(17,871)

Balance, end of period	(27,257)	(22,548)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(724)	(1,977)
Change in unrealized gain (loss) on securities, net of tax	1,051	1,189

Balance, end of period	327	(788)

Total shareholders’ equity	$16,072	$19,547

See notes to consolidated financial statements.

FENTURA FINANCIAL, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(000s omitted)	2010	2009

OPERATING ACTIVITIES:
Net loss	$(5,600)	$(17,871)
Adjustments to reconcile net income (loss) to cash
Provided by Operating Activities:
Depreciation and amortization	437	811
Establishment of deferred tax asset valuation allowance	0	5,924
Provision for loan losses	8,314	11,306
Loans originated for sale	(26,921)	(49,629)
Proceeds from the sale of loans	26,317	49,497
Gain on sales of loans	(442)	(612)
Loss on other real estate owned	104	645
Loss on security impairment	0	200
Loss on equity investment	307	1,360
Gain on sale of securities	(75)	(12)
Earnings from bank owned life insurance	(146)	(59)
Net (increase) decrease in interest receivable & other assets	9,003	(3,914)
Net increase (decrease) in interest payable & other liabilities	583	(3,783)
Net change in discontinued operations operating activities	806	(838)

Total Adjustments	18,287	10,896

Net cash provided by/(used in) operating activities	12,687	(6,975)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities of securities — HTM	800	1,183
Proceeds from maturities of securities — AFS	8,705	7,714
Proceeds from calls of securities—HTM	380	0
Proceeds from calls of securities — AFS	5,500	2,000
Proceeds from sales of securities — AFS	7,105	4,000
Proceeds from sales of equity securities	5	0
Purchases of securities — AFS	(30,901)	(14,560)
Proceeds from sale of bank subsidiary	1,900	0
Net decrease in loans	36,754	41,379
Proceeds from bank owned life insurance	297	203
Sales of other real estate owned	2,838	1,876
Acquisition of premises and equipment, net	(170)	(79)
Net change in discontinued operations investing activities	(548)	5,557

Net cash provided by investing activities	32,665	49,723
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(31,532)	(498)
Net decrease in short term borrowings	(48)	(1,466)
Repayment of notes payable	0	(1,000)
Purchase of advances from FHLB	0	55,495
Repayments of advances from FHLB	(2,027)	(58,221)
Net proceeds from stock issuance and purchase	89	105
Net change in discontinued operations financing activities	544	(4,275)

Net cash used in financing activities	(32,974)	(9,860)

Net change in cash and cash equivalents	$12,378	$32,882

Cash and cash equivalents — Beginning	$42,109	$13,626

Cash and cash equivalents — Ending	$54,487	$46,064
Less cash and cash equivalents of discontinued operations	0	444

Cash and cash equivalents of continuing operations	$54,487	$32,438

FENTURA FINANCIAL, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(000s omitted)	2010	2009

Cash paid for:
Interest	$5,219	$8,506
Income taxes	$0	$3,981
Non-cash Disclosures:
Transfers from loans to other real estate	$3,978	$3,394
FENTURA FINANICIAL, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000s omitted)	2010	2009	2010	2009

Net loss	$(2,337)	$(847)	$(5,600)	$(17,871)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period	1,114	547	1,977	764
Impairment loss recognized during period	(307)	0	(307)	(200)
Reclassification adjustment for gains included in income	0	12	75	12
Tax effect	(321)	593	(694)	613

Other comprehensive income (loss)	486	1,152	1,051	1,189

Comprehensive income (loss)	$(1,851)	$305	$(4,549)	$(16,682)

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements at December 31, 2009, September 30, 2009 and September 30, 2010 include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries, The State Bank in Fenton, Michigan and West Michigan Community Bank in Hudsonville, Michigan (the “Banks”), as well as West Michigan Mortgage Company, LLC, and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. As a result of the amended sales agreement, the estimated loss of $700,000 was reversed in the first quarter of 2010. On April 30, 2010, the sale of Davison State Bank closed and the assets and liabilities were transferred to the investor group. As a result of the timing of the sale, discontinued operations reflect four months of income on the income statement for the nine month period.
Financial statements are presented with discontinued operations separately presented on the balance sheet and income statement. The presentations have been updated for December 31, 2009 and September 30, 2009 to reflect the discontinued operations results.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information

NOTE 1 — BASIS OF PRESENTATION (continued)
and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.
Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation. For the nine month period end September 2009, a $700,000 impairment charge on discontinued operations was reclassified in the prior year presentation from non-interest expense of continuing operations to discontinued operations. This reclassification reduced the loss from continuing operations by $700,000, net of tax, and had no impact on net income.
Securities
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
There were no unrecognized tax benefits at September 30, 2010 or December 31, 2009, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
Dividend Restriction
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Corporation or by the Corporation to shareholders. West Michigan Community Bank and The State Bank have been restricted from dividend payments due to the signing of Consent Orders with the Federal Deposit Insurance Corporation (FDIC).
On October 27, 2010, management received a notice from The Federal Reserve which defined restrictions being placed upon the Holding Company. The restrictions include the declaration or payment of any dividends, the receipt of dividends from subsidiary Banks and the repayment of any principal or interest on subordinated debentures or Trust Preferred securities.

NOTE 1 — BASIS OF PRESENTATION (continued)
Stock Option Plans
The Nonemployee Director Stock Option Plan provides for granting options to nonemployee directors to purchase the Corporation’s common stock. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 8,131 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,967 shares in the aggregate may be outstanding at any one time. No options were granted in 2010 or 2009.
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
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price
Options outstanding at December 31, 2009	20,297	$29.55
Options granted 2010	0	$0.00
Options forfeited 2010	(3,542)	$25.04

Options outstanding and exercisable at September 30, 2010	16,755	$30.51

Going Concern
As a result of the Corporation’s net losses and non-compliance with the capital requirements of the Consent Orders, our auditors added a paragraph to their opinion on the Corporation’s December 31, 2009 consolidated financial statements, expressing substantial doubt about the Corporation’s ability to continue as a going concern. In 2010, the Banks achieved compliance with substantially all areas of the Consent Orders, except for the capital requirements. Strategies to improve profitability and to meet the capital requirements of the Consent Orders, discussed in Note 10, include shrinking the balance sheets, reducing costs, and selling subsidiary banks. The sale of Davison State Bank, which closed on April, 30, 2010, recovered $2.8 million, of which a portion was reinvested in The State Bank. On April 27, 2010, an agreement was signed to sell West Michigan Community Bank. See Note 11 for details regarding the definitive agreement to sell West Michigan Community Bank.
These financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.
NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
New Accounting Pronouncements:
In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS (continued)
consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material to the Corporation.
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
Newly Issued But Not Yet Effective Accounting Guidance
In July 2010, the FASB issued an Accounting Standards Update, “Receivables: Disclosure About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosure on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables and their effect on the allowance for credit losses. The Corporation expects the adoption on December 31, 2010 to be disclosure-related only and to have no impact on its results of operations.
NOTE 3 — SECURITIES
Securities are as follows:

		Gross	Gross
(000s omitted)	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	Losses	Fair Value
September 30, 2010
U.S. Government & federal agency	$11,210	$34	$0	$11,244
State and municipal	898	8	0	906
Mortgage-backed residential	8,678	326	0	9,004
Collateralized mortgage obligations	31,844	509	(427)	31,926
Equity securities	1,658	54	(6)	1,706

	$54,288	$931	$(433)	$54,786

December 31, 2009
U.S. Government & federal agency	$6,543	$38	$(67)	$6,514
State and municipal	7,034	102	(41)	7,095
Mortgage-backed residential	13,482	298	0	13,780
Collateralized mortgage obligations	15,369	199	(878)	14,690
Equity securities	1,971	21	(463)	1,529

	$44,399	$658	$(1,449)	$43,608

NOTE 3 — SECURITIES (continued)

		Gross	Gross
(000s omitted)	Amortized	Unrecognized	Unrecognized
Held to Maturity	Cost	Gains	Losses	Fair Value
September 30, 2010
State and municipal	$4,471	$69	$0	$4,540

December 31, 2009
State and municipal	$5,455	$55	$(18)	$5,492
Mortgage-backed residential	1	0	0	1

	$5,456	$55	$(18)	$5,493

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities at September 30, 2010 were as follows:

	Available for Sale
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$12,108	$12,150
Due from one to five years	0	0
Due from five to ten years	0	0
Mortgage-backed securities	8,678	9,004
Collateralized mortgage obligations	31,844	31,926
Equity securities	1,658	1,706

	$54,288	$54,786

	Held to Maturity
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$2,792	$2,805
Due from one to five years	1,679	1,735
Due from five to ten years	0	0
Due after ten years	0	0

	$4,471	$4,540

At September 30, 2010, there were 2 private label CMO securities, with holdings totaling $4,079,000, which exceeded 10% of shareholders’ equity. At September 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders equity.
Sales of available for sale securities were as follows:

(000s omitted)	2010	2009
Proceeds	$7,110	$4,000
Gross gains	90	12
Gross losses	(15)	0
Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

NOTE 3 — SECURITIES (continued)

	Less than 12 Months		12 Months or More		Total
2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$5,483	$(45)	$4,584	$(382)	$10,067	$(427)
Equity securities	0	0	2	(6)	2	(6)

Total temporarily impaired	$5,583	$(45)	$4,586	$(388)	$10,119	$(433)

	Less than 12 months		12 months or more		Total
2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
US Gov’t & federal agencies	$3,475	$(67)	$0	$0	$3,475	$(67)
State & municipal	497	(18)	659	(41)	1,156	(59)
Collateralized Mortgage Obligations	0	0	4,872	(878)	4,872	(878)
Equity securities	0	0	1,009	(463)	1,009	(463)

Total temporarily impaired	$3,972	$(85)	$6,540	$(1,382)	$10,512	$(1,467)

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In evaluating OTTI, management considers the factors presented in Note 1.
As of September 30, 2010, the Corporation’s security portfolio consisted of 101 securities, 8 of which were in an unrealized loss position. All unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, as discussed below.
Losses recognized in earnings on securities totaled $288,000 for the year ended December 31, 2009 and $307,000 of additional OTTI losses were recognized through earnings during the period ending September 30, 2010.
Collateralized Mortgage Obligations (CMOs)
The Corporation’s unrealized losses related primarily to its investment in collateralized mortgage obligation securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. These six investments have an amortized cost of $10,484,000 and a net unrealized loss of $427,000. Three of these securities were issued by the U.S. government sponsored agency Ginnie Mae and hold an AAA rating by a major rating agency.
In addition, the portfolio contains three private label securities with an amortized cost of $5,000,000. The ratings held on the private label securities are AA, A- and CCC. The underlying collateral of these CMOs is comprised largely of 1-4 family residences, with geographic concentrations in California, Florida and Virginia. The higher rated securities are supported by mortgages classified as alt-a, while the CCC rated security is supported by Prime classified mortgages. In each of these securities, the Corporation lies in the senior tranche and receives payments before other tranches. For private label securities, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments.
The Corporation has been closely monitoring the performance of the CMO portfolio. In 2009, there were several CMOs that were downgraded in the market. Management continues to review historical and projected payment streams, delinquency ratios, geographic distribution, ratings, projected future cash

NOTE 3 — SECURITIES (continued)
flows and general market conditions. Management uses multiple assumptions to project the expected future cash flows of the private label CMOs, which include prepayment speeds, projected default rates and loss severity rates. The cash flows are then discounted using the effective rate on the securities determined at acquisition. Recent historical experience is the base for determining the cash flow assumptions and is adjusted when appropriate after considering characteristics of the underlying loans collateralizing the private label CMO security. As a result of its review, in the fourth quarter of 2009, the Corporation recognized a $79,000 other-than-temporary impairment as a result of incurred credit losses which was reflected in the income statement. As part of the September 30, 2010 analysis, management’s review indicated $9,500 of additional credit related OTTI on this security. The security with the credit loss is the Corporation’s sole CCC rated security and has a remaining amortized cost of $589,000 at September 30, 2010. The remaining unrealized loss of $84,000 on this security has been reflected in accumulated other comprehensive loss.
Equity securities
The Corporation also holds investments in equity securities which gross unrealized losses of $6,000 at September 30, 2010. There are two equity securities which comprise the gross unrealized loss. They are moderate to actively traded stocks and therefore have active market valuation data. Management continues to watch these securities and their respective valuations. The equity securities portfolio has an amortized cost of $1,658,000 and a fair value of $1,706,000. The majority of the equity securities are investments in Michigan bank holding companies. On a quarterly basis, management reviews the Corporation’s investment in these equity securities. Management reviews current market prices on publicly traded equity securities and compares the current price to the book price. Any difference is adjusted as a temporary valuation difference, unless other resources provide other information. Equity securities that are not publicly traded receive a multi-faceted review utilizing call report data. Management reviews such performance indicators as earnings, ROE, ROA, non-performing assets, brokered deposits and capital ratios. Management draws conclusions from this information, as well as any published information or trading activity received from the individual institutions, to assist in determining if any unrealized loss is other than temporary impairment. As a result of the September 30, 2010 review, OTTI totaling $298,000 was recognized during the quarter on the Corporation’s equity securities in bank holding companies. The impairment was recognized as a result of the length of time these securities have been at an unrealized loss position.
The table below represents a roll forward of the credit losses recognized in earnings for the period ended September 30, 2010.

(000s omitted)
Beginning Balance, January 1, 2010	$288

Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	307

Ending balance, September 30, 2010	$595

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Major categories of loans are as follows:

(000s omitted)	September 30, 2010	December 31, 2009
Commercial	$77,281	$81,425
Real estate — commercial	151,450	171,339
Real estate — construction	15,439	26,295
Real estate — mortgage	23,719	28,058
Consumer	42,806	48,313

	310,695	355,430
Less allowance for loan losses	15,037	10,726

	$295,658	$344,704

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
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
Activity in the allowance for loan losses, for the nine month periods ended September 30, 2010 and September 30, 2009 is as follows:

(000s omitted)	September 30, 2010	September 30, 2009
Balance, January 1,	$10,726	$10,455
Provision for loan losses	8,314	11,306
Loans charged off	(4,863)	(7,524)
Loan recoveries	860	248

Balance, end of period	$15,037	$14,485

Activity in the allowance for loan losses, for the three month periods ended September 30, 2010 and September 30, 2009 is as follows:

(000s omitted)	September 30, 2010	September 30, 2009
Balance, July 1,	$14,227	$13,970
Provision for loan losses	2,905	1,940
Loans charged off	(2,216)	(1,567)
Loan recoveries	121	142

Balance, end of period	$15,037	$14,485

Loan impairment is measured by valuing the underlying collateral or by estimating the expected future cash flows and discounting them at the respective effective interest rate.
The recorded investment in these loans is as follows:

(000s omitted)	September 30, 2010	December 31, 2009
Period end loans not requiring allocation	$12,998	$15,874
Period end loans requiring allocation	30,154	23,059

	$43,152	$38,933

Amount of the allowance for loan losses allocated	$9,229	$5,683
Nonaccrual loans and loans past due 90 days still on accrual were as follows:

(000s omitted)	September 30, 2010	December 31, 2009
Loans past due over 90 days still on accrual	$0	$319
Troubled debt restructurings	$3,225	$3,822
Nonaccrual loans	$15,410	$16,507
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
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Corporation obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. The fair value of the Corporation’s equity securities, which primarily consists of the common stock in other Michigan bank holding companies, is based on the prices of recent stock trades, if available and is considered Level 2 because these stocks are not actively traded in public markets. If there are no available recent trades for the Corporation’s bank holding company equity holdings an analysis is performed which compares trading multiples of book value of publicly traded peer banks and the Corporation’s holdings are marked to a similar value based on their reported book value (Level 2 inputs).
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

NOTE 5— FAIR VALUE (continued)
Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(000s omitted)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Available for sale securities
US Government and federal agency	$11,244	$0	$11,244	$0
State and municipal	906	0	906	0
Mortgage-backed residential	9,004	0	9,004	0
Collateralized mortgage obligations	31,926	0	31,926	0
Equity securities	1,706	12	1,694	0

	$54,786	$12	$54,774	$0

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(000s omitted)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2009
Available for sale securities
US Government and federal agency	$6,514	$0	$6,514	$0
State and municipal	7,095	0	7,095	0
Mortgage-backed residential	13,780	0	13,780	0
Collateralized mortgage obligations	14,690	0	14,690	0
Equity securities	1,529	18	1,511	0

	$43,608	$18	$43,590	$0

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009. The Corporation did not hold any Level 3 assets during 2010.

NOTE 5— FAIR VALUE (continued)

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
(000s omitted)	Asset	Liability	Total
Beginning balance, Jan. 1, 2009	$1,229	$0	$1,229
Total gains or losses (realized / unrealized)
Included in earnings	7		7
Loss on security impairment	(208)	0	(208)
Included in other comprehensive income	357	0	357
Purchases, issuances, and settlements
Transfers in and / or out of Level 3	(1,385)	0	(1,385)

Ending balance, September 30, 2009	$0	$0	$0

Assets Measured on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Quoted Prices
		in Active Markets
		for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
(000s omitted)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2010
Impaired loans	$20,925	$0	$0	$20,925
Other real estate owned	1,401	0	0	1,401

At December 31, 2009
Impaired loans	$17,376	$0	$0	$17,376
Other real estate owned	1,274	0	0	1,274
The following represent impairment charges recognized during the period:
At September 30, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $30,154,000 with a valuation allowance of $9,229,000 resulting in an additional provision for loan losses of $1,930,000 for the three month period, and $4,740,000 for the nine month period, ending September 30, 2010. This is compared to December 31, 2009 when the principal amount of impaired loans was $23,059,000 with a valuation allowance of $5,683,000.
Other real estate owned which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $9,003,000, of which $1,401,000 was at fair value at September 30, 2010, resulting from write-downs totaling $144,000 for the three month period and $295,000 for the nine month period. At December 31, 2009, other real estate owned had a net carrying amount of $7,967,000, of which $1,274,000 was at fair value.

NOTE 5— FAIR VALUE (continued)
Carrying amount and estimated fair value of financial instruments, not previously presented were as follows:

	September 30, 2010		December 31, 2009
(000s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$54,487	$54,487	$42,109	$42,109
Securities — held to maturity	4,471	4,540	5,456	5,493
FHLB stock	1,900	n/a	1,900	n/a
Loans held for sale	1,877	1,880	831	831
Loans (including impaired loans)	295,658	270,583	344,704	326,422
Accrued interest receivable	1,582	1,582	1,813	1,813

Liabilities:
Deposits	$409,243	$403,614	$440,775	$441,827
Short-term borrowings	116	116	164	164
FHLB advances	5,954	6,311	7,981	8,488
Subordinated debentures	14,000	12,644	14,000	12,656
Accrued interest payable	1,132	1,132	892	892
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

NOTE 5— FAIR VALUE (continued)
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
NOTE 6 — INCOME TAXES
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at September 30, 2010 and December 31, 2009. The Corporation’s evaluation of taxable events, losses in recent years and the continuing deterioration of the Michigan economy led management to conclude that it was more likely than not that all or part of the benefit would not be realized. During the second quarter of 2009, the Corporation established a full valuation allowance against our deferred tax assets. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
Normally, the calculation for the income tax expense (benefit) does not consider the tax effects of changes in other categories of income such as other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is warranted when there is a pre-tax loss in continuing operations. When this is the case, pre-tax income from other categories, such as changes in OCI and discontinued operations, are included in the calculation of the tax expense or benefit for the current year. For the first nine months of 2010, this resulted in an income tax benefit recorded to continuing operations.
There were no unrecognized tax benefits at September 30, 2010 or December 31, 2009, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

NOTE 7 — EARNINGS PER COMMON SHARE
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three and nine months ended September 30, 2010 and 2009:
The factors in the earnings per share computation follow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000s omitted except share and per share data)	2010	2009	2010	2009
Basic
Net loss	$(2,337)	$(847)	$(5,600)	$(17,871)

Weighted average common shares outstanding	2,277,406	2,210,613	2,265,472	2,198,233

Basic loss per common share	$(1.03)	$(0.38)	$(2.47)	$(8.13)

Diluted
Net loss	$(2,337)	$(847)	$(5,600)	$(17,871)
Weighted average common shares outstanding for basic earnings per common share	2,277,406	2,210,613	2,265,472	2,198,233
Add: Dilutive effects of assumed exercises of stock Options	0	0	0	0

Average shares and dilutive potential common shares	2,277,406	2,210,613	2,265,472	2,198,233

Diluted loss per common share	$(1.03)	$(0.38)	$(2.47)	$(8.13)

There were no stock options for the three or nine month period ended September 30, 2010 or September 30, 2009 that were dilutive, as a result of the net loss the period.
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
NOTE 9 — DISCONTINUED OPERATIONS
On March 17, 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. The Corporation recorded an estimated loss on the sale of Davison State Bank of $700,000 in the first quarter of 2009. As a result of the amended sales agreement, the estimated loss of $700,000 was reversed in the first quarter of 2010. A condensed balance sheet of held for sale operations is presented below for the period ended and December 31, 2009. As of April 30, 2010, Davison State Bank was sold to an independent financial group. As a result, there is no balance sheet for presentation at September 30, 2010.

NOTE 9 — DISCONTINUED OPERATIONS (continued)
DAVISON STATE BANK
CONDENSED BALANCE SHEET OF DISCONTINUED OPERATIONS
(Unaudited)

Dec 31, 2009
ASSETS
Cash and cash equivalents	$2,537
Securities — available for sale	7,082
Securities — held to maturity	405
Loans, net of allowance ($679-2009)	24,396
Other assets	3,499

Total assets	$37,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$9,012
Interest bearing	26,265

Total deposits	35,277
Accrued taxes, interest and other liabilities	(60)
Shareholders’ equity	2,702

Total liabilities and shareholders’ equity	$37,919

DAVISON STATE BANK
CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Interest income	$0	$494	$607	$1,556
Interest expense	0	151	116	510

Net interest income	0	343	491	1,046
Provision for loan losses	0	35	(5)	190

Net interest income after provision for loan losses	0	308	496	856

Non-interest income	0	143	178	405
Non-interest expense	0	418	121	2,095

Income/(loss) before federal income tax	0	33	553	(834)

Federal income tax expense/(benefit)	0	(256)	181	419

Net income/(loss)	$0	$289	$372	$(1,253)

NOTE 10-REGULATORY MATTERS
The Corporation (on a consolidated basis) and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and regulatory enforcement action, the Corporation (see Note 12) and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NOTE 10— REGULATORY MATTERS (continued)
Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2009 notification from Federal Deposit Insurance Corporation categorized the Banks as adequately capitalized under the regulatory framework for prompt corrective action.
As of December 31, 2009, The State Bank was required by regulatory authorities to maintain certain minimum capital ratios. The State Bank’s required capital ratios were those required in the Consent Order that was effective January 10, 2010 which is discussed later in this note.
In March 2009, West Michigan Community Bank entered into a Consent Order with federal and state banking regulators that contain provisions to foster improvement in West Michigan Community Bank’s earnings, reduce non performing loan levels, and increase capital. The Consent Order requires West Michigan Community Bank to retain a Tier 1 capital to average assets ratio of a minimum of 8.0%. As of September 30, 2010, West Michigan Community Bank has a Tier 1 capital to average assets ratio of 6.7%, as compared to Tier 1 capital to average assets ratio of 6.9% at December 31, 2009. At both September 30, 2010 and December 31, 2009, West Michigan Community Bank was not in compliance with the Consent Order capital requirements.
Effective January 10, 2010, The State Bank entered into a Consent Order with federal and state banking regulators that contain provisions to foster improvement in The State Bank’s earnings, reduce nonperforming loan levels and increase capital. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At September 30, 2010, The State Bank had a Tier 1 capital to average assets ratio of 6.2% and a total capital to risk-weighted assets ratio of 9.4%. This is compared to ratios at December 31, 2009, of a Tier 1 capital to average assets ratio of 6.2% and a total capital to risk-weighted assets ratio of 8.9%. At September 30, 2010 and at December 31, 2009, The State Bank was not in compliance with the Consent Order capital requirements.
The Consent Orders restrict the Banks from issuing or renewing brokered deposits. The Consent Orders also restrict dividend payments from The State Bank and West Michigan Community Bank to the Corporation. The Corporation, the Boards of Directors and management continue to work on plans to comply with the Consent Orders. While below the compliance level required by the Orders, both Banks maintain capital levels considered adequate by regulatory standards. Non-compliance with Consent Order requirements may cause the Banks to be subject to further enforcement actions by the FDIC.
As illustrated in the table below, at September 30, 2010, the Consolidated Corporation’s total capital to risk weighted assets ratio at 7.4% was below the adequately capitalized requirement of 8.0%. At December 31, 2009, the Consolidated Corporation’s total capital to risk weighted assets ratio of 7.8% was below the minimum requirement of 8.0%.
The Corporation’s principal source of funds for possible shareholder dividend payments is dividends received from the Banks. Regulatory agreements limit the payment of dividends without prior approval of regulatory agencies.
On October 27, 2010, management received a notice from The Federal Reserve which defined restrictions being placed upon the Holding Company. The restrictions include the declaration or payment of any dividends, the receipt of dividends from subsidiary Banks, the repayment of any principal or interest on subordinated debentures or Trust Preferred securities, restrictions on debt, any changes in Executive or Senior Management or change in the role of Senior Management. The written agreement will be effective in November, 2010. In addition, the notice provided an indication for the corporation to “maintain sufficient capital” levels.

NOTE 10—REGULATORY MATTERS (continued)

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital
(to Risk Weighted Assets)
Consolidated	$25,393	7.4%	$27,544	8.0%	NA	NA
The State Bank	22,632	9.4	19,219	8.0	$24,023	12.0% (1)
West Michigan Community Bank	10,404	10.1	8,226	8.0	NA	NA

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	20,956	6.1	13,772	4.0	NA	NA
The State Bank	19,509	8.1	9,609	4.0	NA	NA
West Michigan Community Bank	9,090	8.8	4,113	4.0	NA	NA

Tier 1 Capital
(to Average Assets)
Consolidated	20,956	4.6	18,191	4.0	NA	NA
The State Bank	19,509	6.2	12,634	4.0	25,268	8.0
West Michigan Community Bank	9,090	6.7	5,462	4.0	10,924	8.0

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital
(to Risk Weighted Assets)
Consolidated	$33,661	7.8%	$34,636	8.0%	NA	NA
The State Bank	24,334	8.9	21,961	8.0	$32,810	12.0%(1)
Davison State Bank	3,328	9.9	2,692	8.0	NA	NA
West Michigan Community Bank	11,841	9.4	10,063	8.0	NA	NA

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	28,164	6.5	17,318	4.0	NA	NA
The State Bank	20,830	7.6	10,981	4.0	NA	NA
Davison State Bank	2,904	8.6	1,346	4.0	NA	NA
West Michigan Community Bank	10,262	8.2	5,031	4.0	NA	NA

Tier 1 Capital
(to Average Assets)
Consolidated	28,164	5.0	22,491	4.0	NA	NA
The State Bank	20,830	6.2	13,535	4.0	27,069	8.0
Davison State Bank	2,904	7.2	1,620	4.0	3,240	8.0
West Michigan Community Bank	10,262	6.9	5,923	4.0	11,845	8.0

(1)	Effective January 10, 2010

NOTE 11—DEFINITIVE AGREEMENT
On April 28, 2010, at the Annual Shareholder Meeting, a formal announcement was made regarding the signing of a definitive agreement to sell West Michigan Community Bank. If the transaction is consummated, the Corporation would receive $10,300,000 from the sale of West Michigan Community Bank (an approximate 10% premium to book). As a condition of the sale, the Corporation would acquire non-performing assets of West Michigan Community Bank. The assets will be housed in a newly formed holding company subsidiary of the Corporation. The transaction is expected to close during the fourth quarter of 2010. At September 30, 2010, West Michigan Community Bank is not considered to have the status of discontinued operations due to uncertainties connected with funding the transaction.
Regulatory approval was received after the close of the calendar quarter for the sale of West Michigan Community Bank and for the Corporation to acquire the non-performing assets. As the non-performing assets are converted to performing loans or liquidated, the proceeds will be available to strengthen the capital position of The State Bank.
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
Results of Operations
As indicated in the income statement, the loss for the three months ended September 30, 2010 was $2,337,000 compared to a loss of $847,000 for the same period in 2009. Net interest income in the third quarter of 2010, was $190,000 below net interest income for the same quarter in 2009. The third quarter 2010 provision for loan losses was up $965,000 compared to the third quarter of 2009. Management feels the allowance for loan losses is adequate and has increased $552,000 when comparing the period ended September 30, 2010 to the period ended September 30, 2009.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended September 30, 2010, the Corporation’s return on average assets (annualized) was (0.51%) compared to (0.15%) for the same period in 2009. For the nine months ended September 30, 2010, the Corporation’s return on average assets (annualized) was (1.55%) compared to (4.16%) for the same period in 2009. Net loss per share, basic and diluted, was ($1.03) in the third quarter of 2010 compared to ($0.38) net loss per share basic and diluted for the same period in 2009. Net loss per share, basic and diluted, was ($2.47) in the nine month period ended September 30, 2010 compared to ($8.13) net loss per share basic and diluted for the same period in 2009.

Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009 are summarized in Table 2. Table 3 summarizes net interest income, average balances and yields on major categories of interest-earning assets and interest-earning liabilities for the three months ended September 30, 2010 and 2009.
Table 1 below displays the effects of changing rates and volumes on our net interest income for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009. The information displayed is with respect to the effects on interest income and interest expense attributable to changes in volume and rate.
Table 1

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010 COMPARED TO 2009
	INCREASE (DECREASE)
	DUE TO
		YIELD/
(000s omitted)	VOL	RATE	TOTAL
Taxable securities	$(4)	$(280)	$(284)
Tax-exempt securities (1)	(205)	(1)	(206)
Federal funds sold	24	2	26
Total loans (1)	(3,353)	510	(2,843)
Loans held for sale	(26)	0	(26)

Total earning assets	(3,564)	231	(3,333)

Interest bearing demand deposits	(24)	(258)	(282)
Savings deposits	(5)	(162)	(167)
Time CD’s $100,000 and over	(929)	(269)	(1,198)
Other time deposits	(302)	(692)	(994)
Other borrowings	(115)	(116)	(231)

Total interest bearing liabilities	(1,375)	(1,497)	(2,872)

Net Interest Income	$(2,189)	$1,728	$(461)

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.
As indicated in Table 1, during the nine months ended September 30, 2010, net interest income decreased compared to the same period in 2009. Volume of loans to decreased over the past year, along with a proportionate decrease in interest income. However the mix of this change resulted in an improvement in loan yield. To mitigate the decrease in interest income, deposit rates and volumes decreased year over year. The deposit interest rate reduction was achieved by reduction of offering rates on time deposits, which assisted in encouraging high rate instruments from renewing, with some funds exiting, thus reducing interest bearing liability costs.
As indicated in Table 2, for the nine months ended September 30, 2010, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.66% compared with 3.40% for the same period in 2009. This increase is a result of management’s ability to make continuing downward repricing steps on interest bearing liabilities. Additionally non-interest bearing deposits increased when comparing the period ended September 30, 2010 to the period ended September 30, 2009.
Average earning assets decreased 10.5% or $49,296,000 comparing the nine months of 2010 to the same time period in 2009. Management continues to strategically work to shrink both sides of the balance sheet. Loans, the highest yielding component of earning assets, represented 80.3% of earning assets in 2010 compared to 87.5% in 2009. Average interest bearing liabilities decreased 12.8% or $55,162,000 comparing the first nine months of 2010 to the same time period in 2009. Non-interest bearing deposits amounted to 16.0% of average earning assets in the first nine months of 2010 compared with 14.3% in the same time period of 2009.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended September 30, 2010 and 2009 are shown in Table 3. Net interest income for the three months ended September 30, 2010 was $3,822,000, a decrease of $234,000, or 5.8%, from the same period in 2009. Net interest margin increased as a result of increases in loan portfolio yields, and was assisted by a large decrease in the interest bearing liability yield.
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

Table 2 Average Balance and Rates

	NINE MONTHS ENDED SEPTEMBER 30,
	2010			2009
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Securities:
U.S. Treasury and Government Agencies	$38,464	$905	3.15%	$37,997	$1,143	4.02%
State and Political (1)	9,396	427	6.08%	13,902	633	6.09%
Other	2,906	24	1.10%	4,309	70	2.17%

Total Securities	50,766	1,356	3.57%	56,208	1,846	4.39%
Fed Funds Sold	31,914	27	0.11%	2,332	1	0.06%
Loans:
Commercial	263,621	12,266	6.22%	320,436	14,453	6.03%
Tax Free (1)	2,283	111	6.50%	2,656	129	6.48%
Real Estate-Mortgage	25,969	1,218	6.27%	35,113	1,614	6.15%
Consumer	44,949	1,943	5.78%	51,351	2,185	5.69%

Total loans	336,822	15,538	6.17%	409,556	18,381	6.00%
Allowance for Loan Losses	(12,528)			(11,891)
Net Loans	324,294	15,538	6.41%	397,665	18,381	6.18%

Loans Held for Sale	955	36	5.04%	1,657	62	5.00%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$420,457	16,957	5.39%	$469,753	$20,290	5.77%

Cash Due from Banks	16,387			32,115
Assets of Held for Sale Operations	16,387			43,457
All Other Assets	42,278			39,433

TOTAL ASSETS	$482,981			$572,867

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest Bearing — DDA	$83,950	$241	0.38%	$88,275	$523	0.79%
Savings Deposits	72,680	69	0.13%	74,373	236	0.42%
Time CDs $100,000 and Over	97,636	2,869	3.93%	128,744	4,067	4.22%
Other Time CDs	100,392	1,683	2.24%	114,512	2,677	3.13%

Total Deposits	354,658	4,862	1.83%	405,904	7,503	2.47%
Other Borrowings	22,217	598	3.60%	26,133	829	4.24%

INTEREST BEARING LIABILITIES	$376,875	5,460	1.94%	$432,037	$8,332	2.58%

Non-Interest bearing — DDA	67,483			67,163
Liabilities of Held for Sale Operations	15,178			40,384
All Other Liabilities	3,834			3,012
Shareholders’ Equity	19,611			30,271

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$482,981			$572,867

Net Interest Rate Spread			3.45%			3.20%

Net Interest Income /Margin		$11,497	3.66%		$11,958	3.40%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED SEPTEMBER 30,
	2010			2009
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$47,632	$335	2.79%	$40,316	$384	3.78%
State and Political (1)	5,414	82	6.01%	13,429	205	6.04%
Other	2,899	5	0.68%	3,805	20	2.09%

Total Securities	55,945	422	2.99%	57,550	609	4.20%
Fed Funds Sold	36,561	12	0.13%	6,919	1	0.06%
Loans:
Commercial	251,224	3,988	6.30%	305,122	4,677	6.08%
Tax Free (1)	2,202	35	6.31%	2,521	41	6.44%
Real Estate-Mortgage	24,543	381	6.16%	32,701	498	6.04%
Consumer	43,134	624	5.74%	50,678	720	5.64%

Total loans	321,103	5,028	6.21%	391,022	5,936	6.02%
Allowance for Loan Losses	(14,051)			(14,127)
Net Loans	307,052	5,028	6.50%	376,895	5,936	6.25%

Loans Held for Sale	1,173	14	4.74%	1,022	14	5.43%

TOTAL EARNING ASSETS CONTINUING OPERATIONS	$414,782	5,476	5.24%	$456,513	$6,560	5.70%

Cash Due from Banks	16,972			40,618
Assets of held for sale operations	0			42,117
All Other Assets	40,283			37,205

TOTAL ASSETS	$457,986			$562,326

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest bearing — DDA	$86,129	$71	0.33%	$88,906	$113	0.50%
Savings Deposits	75,472	25	0.13%	77,020	31	0.16%
Time CDs $100,000 and Over	87,776	883	3.99%	124,411	1,272	4.06%
Other Time CDs	94,127	472	1.99%	115,117	861	2.97%

Total Deposits	343,504	1,451	1.68%	405,454	2,277	2.23%
Other Borrowings	22,044	203	3.65%	24,244	227	3.71%

INTEREST BEARING LIABILITIES	$365,548	$1,654	1.80%	$429,698	$2,504	2.31%

Non-Interest bearing — DDA	69,356			67,685
Liabilities of held for sale operations	0			39,476
All Other Liabilities	4,822			5,300
Shareholders’ Equity	18,260			20,167

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$457,986			$562,326

Net Interest Rate Spread			3.44%			3.39%

Net Interest Income /Margin		$3,822	3.66%		$4,056	3.52%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Allowance and Provision For Loan Losses
The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio. While the Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans, the loan portfolio has a concentration connected with commercial real estate loans. Specific strategies have been deployed to reduce the concentration levels and limit exposure to this type of lending in the future. The Michigan economy, employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets.”
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
At September 30, 2010, the allowance was $15,037,000, or 4.81% of total loans compared to $10,726,000, or 3.01%, at December 31, 2009, an increase of $4,311,000 during the first nine months of 2010. Non performing loan levels, discussed later, decreased during the period and net charge-offs decreased to $4,003,000 during the first nine months of 2010 compared to $7,276,000 during the first nine months of 2009. The provision for loan losses remains high as a result of continued weaknesses in the national and local economies, elevated amounts of non-performing loans and elevated charge-off levels over the past three years. Rolling twelve quarter periods of historical charge off experience is considered when calculating the current required level of the allowance for loan losses. Additionally the amount of the allowance for loan losses specifically allocated to impaired loans increased by $1,124,000 during the quarter as a result of updated collateral evaluations and a migration to the impaired status.
Table 4 below summarizes loan losses and recoveries for the first nine months of 2010 and 2009. During the first nine months of 2010, the Corporation experienced net charge-offs of $4,003,000 or 1.28% of gross loans compared with net charge-offs of $7,276,000 or 1.90% of gross loans in the first nine months of 2009. The provision for loan loss was $8,314,000 in the first nine months of 2010 and $11,306,000 for the same time period in 2009. Continuing declines in appraised values of properties in Michigan along with additional loans migrating to watch status due to economic conditions, have contributed to the ongoing elevated level of provision for loan losses. The application of historical loss rates to the current portfolio has the potential to be a lagging indicator and management evaluates whether these allocations should be adjusted. While there are indications that asset quality is improving, such as a decrease in non-performing loans, uncertain current economic conditions justify the use of high historical loss rates in estimating the required level of allowance for loan losses.

Table 4 Analysis of the Allowance for Loan Losses

	Nine Months Ended September 30,
(000s omitted)	2010	2009

Balance at Beginning of Period	$10,726	$10,455

Charge-Offs:
Commercial, Financial and Agriculture	(4,159)	(6,263)
Real Estate-Mortgage	(186)	(738)
Installment Loans to Individuals	(518)	(523)

Total Charge-Offs	(4,863)	(7,524)
Recoveries:
Commercial, Financial and Agriculture	754	166
Real Estate-Mortgage	40	7
Installment Loans to Individuals	66	75

Total Recoveries	860	248

Net Charge-Offs	(4,003)	(7,276)
Provision	8,314	11,306

Balance at End of Period	$15,037	$14,485

Ratio of Net Charge-Offs to Gross Loans	1.28%	1.89%
Non-Interest Income
Non-interest income increased during the three months ended September 30, 2010 as compared to the same period in 2009. Overall non-interest income, of continuing operations, was $1,490,000 for the three months ended September 30, 2010 compared to $1,480,000 for the same period in 2009. This represents an increase of 0.7%. On a year to date basis, non-interest income at September 30, 2010 was $4,395,000 compared with $3,445,000 at September 30, 2009. This represents an increase of 27.6%.
Service charges on deposit accounts are approximately 25% of non-interest income. These fees from continuing operations were $378,000 in the third quarter of 2010, compared to $519,000 for the same period of 2009. This represents a decrease of 27.2% from year to year in NSF charges collected. On a year to date basis, service charges on deposits accounts decreased 12.5% to $1,255,000 at September 30, 2010.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market increased by $114,000 or 114.0% to $214,000 in the third quarter of 2010 compared to $100,000 for the same period in 2009. Management believes for the remainder of 2010, mortgage income will remain relatively flat as governmental purchase incentives have expired and property values remain under stress. On a year to date basis, the gain on the sale of mortgage loans has decreased 27.8% from the first nine months of 2009.
Trust, investment and financial planning services income decreased $82,000 or 17.9% in the third quarter of 2010 compared to the same period in the prior year. The decrease is attributable to unfavorable changes in market value, which resulted in lower fee income. On a year to date basis, trust and wealth management income has decreased 14.2% compared to 2009.
Other operating income increased by $119,000 or 29.5% in the third quarter of 2010 compared to the same time period in 2009. The increases consist of increased interchange income from debit cards, an increase in gain on sale of real estate owned, and increases in charges related to providing support services to other banks. On a year to date basis, other operating income increased $122,000 or 8.3%. This was due to the 2009 write down of the Arizona investment which totaled $1,360,000. In addition, one of the Banks received proceeds from a bank owned life insurance policy providing a benefit of $203,000, in the first quarter of 2009 and proceeds from bank owned life insurance policies providing a benefit of $297,000 in the third quarter of 2010.

Non-Interest Expense
Total non-interest expense, from continued operations, decreased 6.7% to $4,647,000 in the three months ended September 30, 2010, compared with $4,981,000 in the same period of 2009. The decrease can be attributed to decreases in loan and collection costs of $442,000, related to other real estate owned (ORE), and a decrease in salaries and benefits of $116,000. On a year to date basis, non-interest expense decreased 10.8% versus last year through September 30, 2010. In addition to the items that occurred in the quarter, as mentioned above, the year-to-date decrease was largely attributed to items from 2009 such as a FDIC special assessment of $255,000, and an additional $150,000 in estimated transaction costs in conjunction with an agreement to sell Davison State Bank.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $2,013,000 in the third quarter of 2010, compared with $2,129,000, or a decrease of 5.4%, for the same time period in 2009. Staff reductions in the second quarter of 2010 are a component of the decrease along with staff attrition without replacement. For the nine months ended September 30, 2010, salary and benefit costs were $6,191,000 compared with $6,752,000 for the same time period in 2009. This reduction of 8.3% or $561,000 was related to the elimination of the 401(k) match for retirement benefits, along with the changes in staffing previously mentioned.
Occupancy expenses, at $430,000, remained relatively flat in the three months ended September 30, 2010 compared to the same period in 2009 with an increase of $2,000 or 0.5%. Increases in property insurance costs, a component of occupancy expenses, were nearly offset by decreases in occupancy expenses as related to reductions in building repairs and maintenance. For the nine month period ended September 30, 2010, occupancy expenses were $1,310,000, compared to $1,378,000 for the same time period in 2009. This represents a decrease of 4.9%. For the nine month period ended September 30, 2010, the decrease in occupancy expenses is related to reductions in building repairs and maintenance, primarily due to lower snow removal costs earlier in 2010.
During the three months ended September 30, 2010, furniture and equipment expenses were $395,000 compared to $385,000 for the same period in 2009, an increase of 2.6%. The increase was due to the correction to the amortization of a prepaid expense. This was partially offset by decreases in equipment rental expenses and depreciation expenses. For the nine month period ended September 30, 2010, furniture and equipment expenses were $1,152,000 compared to $1,212,000 for the same period in 2009. This represents a decrease of 5.0% for the nine month period comparison.
Loan and collection expenses, from continuing operations, at $542,000, were down $442,000 or 44.9% during the three months ended September 30, 2010 compared to the same time period in 2009. The decrease was related to other loan expense on other real estate owned, in the form of property taxes and property maintenance and decreased loan and collection expenses. For the nine month period ended September 30, 2010, loan and collection expenses totaled $1,532,000 compared to $2,302,000 for the same period in 2009. This represents a decrease of 33.4%. The decrease during the nine month period was also related to decreases in other real estate owned expenses.
Advertising expenses decreased $14,000 for the three months ended September 30, 2010 compared to the same period in 2009. For the three months ended September 30, 2010, advertising expenses were $25,000 compared to $39,000 for the same period in 2009. For the nine month period ended September 30, 2010, advertising expenses totaled $98,000, compared to $126,000 for the same time in 2009. This is a decrease of 22.2%.
Other operating expenses, from continued operations, were $1,242,000 in the three months ended September 30, 2010 compared to $1,016,000 in the same time period in 2009, an increase of $226,000 or 22.2%. Increases year over year include increases in our general insurance from third quarter 2009 totals. Partially offsetting these increases were reductions supplies expense, director fees, ATM/Debit card expenses, business development expenses, and conferences and education. In the nine months ended September 30, 2010, other operating expenses were $3,301,000 compared to $3,458,000 in the same time period in 2009, a decrease of $157,000 or 4.5%. The largest component of this decrease was the 2009 booking of $150,000 of anticipated expenses associated with the Davison State Bank sale transaction.
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
The Corporation’s total assets were $449,378,000 at September 30, 2010 compared to total assets of $522,079,000 at December 31, 2009. This includes assets from discontinued operations of $37,919,000 at December 31, 2009. Loans comprised 69.6% of total assets at September 30, 2010 compared to 68.1% at December 31, 2009. Loans decreased $44,735,000 during the first nine months of 2010.
Bank premises and equipment decreased $660,000 to $15,254,000 at September 30, 2010 compared to $15,914,000 at December 31, 2009. The decrease was a result of normal depreciation.
Other assets decreased $9,274,000 when comparing September 30, 2010 to December 31, 2009. The decrease was mainly comprised of a $3,614,000 reduction in the outstanding balance of non-performing loans in their redemption period. Other decreases included a decrease of $151,000 in repossessed assets, a decrease of $151,000 in bank owned life insurance policies due to the redemption of three policies and a decrease of $1,075,000 in the banks sweeps transfer account. Partially offsetting these decreases were increases in ORE balances totaling $1,036,000 and an increase of $629,000 in miscellaneous assets due to VISA requirement to establish a collateral account.
On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 16.7% at September 30, 2010 and 14.6% at December 31, 2009. Interest bearing deposit liabilities totaled $340,882,000 at September 30, 2010 compared to $376,245,000 at December 31, 2009. Total deposits decreased $31,532,000 with non-interest bearing demand deposits increasing $3,831,000 and interest bearing deposits decreasing $35,363,000. Short-term borrowings decreased $48,000 due to the decrease in treasury tax and loan payments outstanding at the end of the two periods. FHLB advances decreased $2,000,000 comparing the two periods.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure or deed-in-lieu of foreclosure. Table 5 reflects the levels of these assets at September 30, 2010 and December 31, 2009.
Non-performing assets decreased from December 31, 2009 to September 30, 2010. The decrease of $4,591,000 was primarily due to decreased levels of non-accrual loans, renegotiated loans, and REO-in-Redemption. Renegotiated loans decreased $597,000 to $3,225,000 at September 30, 2010. Non-accrual loans decreased $1,097,000 to $15,410,000 and REO-in-redemption decreased $3,614,000 to $1,358,000. REO-in-Redemption balance is comprised of six commercial properties and one residential property for a total of $1,358,000 at September 30, 2010. Marketability of these properties is dependent on the real estate market.
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
Table 5 — Non-Performing Assets and Past Due Loans

	September 30,	December 31,
(000s omitted)	2010	2009

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$0	$319
Non-Accrual Loans	15,410	16,507
Troubled debt restructurings	3,225	3,822

Total Non-Performing Loans	18,635	20,648

Other Non-Performing Assets:
Other Real Estate	9,003	7,967
REO in Redemption	1,358	4,972

Total Other Non-Performing Assets	10,361	12,939

Total Non-Performing Assets	$28,996	$33,587

Non-Performing Loans as a % of Total Loans	5.96%	5.80%

Non-Performing Loans as a % of Total Loans and Other Real Estate	5.79%	5.67%

Allowance for Loan Losses as a % of Non-Performing Loans	80.69%	51.95%

Accruing Loans Past Due 90 Days or More to Total Loans	0.00%	0.09%

Non-performing Assets as a % of Total Assets	6.45%	6.43%
Certain portions of the Corporation’s non-performing loans included in Table 5 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or monitor are also analyzed for possible impairment. Impairment losses are believed to be adequately covered by the allowance for loan losses.
The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Accrued but uncollected is reversed against income for the current quarter when a loan is placed on non-accrual. At September 30, 2010, there were no loans past due 90 days or more and still accruing. Management is not aware of any loans that have not been moved to non-accrual or not been reclassified to troubled debt restructures at September 30, 2010. The potential, however, remains that a borrower may become financially distressed in the future and management may place that loan into non-accrual, but this is difficult to predict.
Liquidity and Interest Rate Risk Management
Asset/Liability management is designed to assure liquidity and reduce interest rate risks. The goal in managing interest rate risk is to maintain a strong and relatively stable net interest margin. It is the responsibility of the Asset/Liability Management Committee (ALCO) to set policy guidelines and to establish short-term and long-term strategies with respect to interest rate exposure and balance sheet liquidity. The ALCO, which is comprised of key members of management, meets regularly to review financial performance and soundness, including interest rate risk and liquidity in relation to present and prospective markets and business conditions. Accordingly, the committee adopts funding and balance sheet management strategies that are intended to maximize earnings, maintain liquidity, and achieve balance sheet composition objectives.

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, repurchase agreements, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2010. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $10.2 million since December 31, 2009 due to purchases in the available for sale investment portfolio. Multiple available for sale securities with elevated credit risk were sold and the proceeds used to purchase mortgage backed instruments with lower credit risk. The Corporation has re-invested some of the funds, from the call of these securities, back into the securities portfolio to increase yield and manage the asset ratios on the balance sheet. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash used in financing activities resulting from the decrease of deposits, short term borrowings and Federal Home Loan Bank advances. In the first nine months of 2010 deposits, from continuing operations, decreased $31,532,000, while short term borrowings decreased $48,000 and Federal Home Loan Bank advances decreased $2,027,000. Cash provided by investing activities was $32,670,000 in first nine months of 2010 compared to $49,273,000 in first nine months of 2009. The change in investing activities was due to payoffs of loans, primarily in the commercial loan portfolio.
Capital Resources
Management closely monitors capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “adequately capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 8%, 4%, and 4%, respectively. At September 30, 2010, the Corporation and subsidiary Banks were in excess of the minimum capital and leverage requirements as defined by federal law; however The State Bank and West Michigan Community Bank were not in compliance with the capital requirements prescribed by their respective Consent Orders.
Total shareholders’ equity decreased 21.7% to $16,072,000 at September 30, 2010 compared with $20,532,000 at December 31, 2009. The decline was due to the net loss in the first nine months of 2010, partially offset by improvements to other comprehensive income as noted below. The Corporation’s equity to asset ratio was 3.6% at September 30, 2010 and 3.9% at December 31, 2009.
As indicated on the balance sheet at December 31, 2009, the Corporation had an accumulated other comprehensive loss of $724,000 compared to accumulated other comprehensive income at September 30, 2010 of $327,000. The decrease in the loss position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio as well as the recognition of OTTI in the equity investment portfolio at September 30, 2010.

For additional information on the Corporation’s capital resources please refer to Note 10 to the financial statements which is incorporated herein by this reference.
Regulatory Orders
The Corporation’s primary source of cash to service its subordinated debt is dividends from the subsidiary banks. Since the subsidiary banks have suspended dividends to the holding company, the Corporation has elected to defer interest payments for five years on $14,000,000 of subordinated debentures. The reason for the interest deferral is to maintain liquidity at the Holding Company. The Corporation is not in default under either of the indentures. During this five year period, the Corporation is precluded from paying shareholder dividends on its outstanding common stock. The Corporation subsequently may give notice that it elects to shorten the deferral period, pay accrued interest and return to the normal course of shareholder dividend payments.
On October 27, 2010, management received a notice from The Federal Reserve which defined restrictions being placed upon the Holding Company. The restrictions include the declaration or payment of any dividends, the receipt of dividends from subsidiary Banks, the repayment of any principal or interest on subordinated debentures or Trust Preferred securities, restrictions on debt, any changes in Executive or Senior Management or change in the role of Senior Management. In addition, the notice provided an indication for the corporation to “maintain sufficient capital” levels.
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
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at September 30, 2010 and December 31, 2009. During the second quarter of 2009, the Corporation recognized a valuation allowance. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at:

(000s omitted)	September 30, 2010	December 31, 2009
Commitments to make loans (at market rates)	$9,450	$2,939
Unused lines of credit and letters of credit	48,259	53,941
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 61 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. For the first nine months of 2010, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2010 compared to 2009.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 6 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2010, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.
Table 6 GAP Analysis — September 30, 2010

	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$39,700	$0	$0	$0	$39,700
Securities	14,469	7,633	18,025	19,130	59,257
Loans	75,875	53,527	142,813	38,480	310,695
Loans Held for Sale	1,877	0	0	0	1,877
FHLB Stock	1,900	0	0	0	1,900

Total Earning Assets	$133,821	$61,160	$160,838	$57,610	$413,429

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$82,842	$0	$0	$0	$82,842
Savings Deposits	80,451	0	0	0	80,451
Time Deposits Less than $100,000	20,255	32,450	37,529	93	90,327
Time Deposits Greater than $100,000	22,004	30,756	34,502	0	87,262
Short term borrowings	116	0	0	0	116
Other Borrowings	0	5,030	148	776	5,954
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$219,668	$68,236	$72,179	$869	$360,952

Interest Rate Sensitivity GAP	($85,847)	($7,076)	$88,659	$56,741	$52,477
Cumulative Interest Rate Sensitivity GAP	($85,847)	($92,923)	($4,264)	$52,477
Interest Rate Sensitivity GAP	0.61	0.90	2.23	66.29
Cumulative Interest Rate Sensitivity GAP Ratio	0.61	0.68	0.99	1.15
As indicated in Table 6, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The Prime Rate has remained steady over the past twelve months. This steadiness allowed management to close the gap related to interest rate sensitivity. Management was able to reduce liquid interest bearing liability rates to extremely low rates, while maintaining relatively similar volumes. The Banks were also able to re-price maturing time deposits, usually in a downward fashion as longer term certificates at higher rates matured during the year. On the asset side of the balance sheet, rates on the investment portfolios remained relatively steady and the yields on loans increased slightly. Management worked to re-price loans favorably as they renewed and were priced accordingly for risk, however overall loan yields decreased. This was due to increases in non-performing loans. The Corporation expects to continue to make strides in managing interest rate sensitivity.
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
ITEM 4T: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that except for the following the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.
During quarter end review procedures a formula error was uncovered in one of the Bank’s allowance for loan loss calculation work sheets which resulted in the overstatement of the allowance for loan losses. Management appropriately corrected the work sheet. Since no preliminary financial results were disclosed, a restatement was not required. Management has remediated this weakness and will test the effectiveness of the control prior to year end.
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

Fentura Financial, Inc.
Dated: November 10, 2010	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: November 10, 2010	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.