Form 10-K
period 2010-12-31
FENTURA FINANCIAL INC
filed 2011-03-14
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 000-23550
FENTURA FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-2806518

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 North Leroy, Fenton, Michigan	48430-0725
(Address of Principal Executive Offices)	(Zip Code)
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
Aggregate Market Value as of June 30, 2010: $7,284,611
State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date. 2,309,951 shares of Common Stock as of March 1, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Fentura Financial, Inc. Proxy Statement for its annual meeting of shareholders to be held April 27, 2011 and its Rule 14a-3 annual report are incorporated by reference into Parts II and III.

Fentura Financial, Inc.
2010 Annual Report on Form 10-K

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
The Company
     Fentura Financial, Inc. (the “Corporation” or “Fentura”) is a bank holding company headquartered in Fenton, Michigan that owns two subsidiary banks (see “The Banks” below). All information in this Item 1 is as of December 31, 2010. The Corporation’s subsidiary banks operate 14 community banking offices offering a full range of banking services principally to individuals, small businesses, and government entities throughout mid-Michigan and western Michigan. At the close of business on December 31, 2010, the Corporation had assets of $424 million, deposits of $276 million, and shareholders’ equity of $16 million. Trust assets under management totaled $82 million.
     Fentura was incorporated in 1987 to serve as the holding company of its sole subsidiary bank, The State Bank (“TSB” or one of the “Banks”). TSB traces its origins to its predecessor, The Commercial Savings Bank of Fenton, which was incorporated in 1898. On March 15, 2004, Fentura acquired West Michigan Community Bank (“WMCB” or one of the “Banks”). See “The Banks” below.
     The Corporation’s principal executive offices are located at 175 North Leroy, Fenton, Michigan 48430-0725, and its telephone number is (810) 750-8725.
The Banks
     TSB’s original predecessor was incorporated as a state banking corporation under the laws of Michigan on September 16, 1898 under the name “The Commercial Savings Bank of Fenton.” In 1931, it changed its name to State Savings Bank of Fenton, and in 1988 became The State Bank. For over 100 years, TSB has been engaged in the general banking business in the Fenton, Michigan area. TSB is headquartered in Fenton and considers its primary service area to be portions of Genesee, Oakland, and Livingston counties in Michigan. As of December 31, 2010, TSB operated four offices and an operations center in the City of Fenton, Michigan, one office in the City of Linden, Michigan, one office in the Village of Holly, Michigan, two offices in the Township of Grand Blanc, Michigan, and one office in Brighton, Michigan. Its main office is located in downtown Fenton.
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
     On April 28, 2010, at the Annual Shareholder Meeting, a formal announcement was made regarding the signing of a definitive agreement to sell West Michigan Community Bank. The transaction was consummated on January 31, 2011, and the Corporation received $10,500,000 from the sale of West Michigan Community Bank (a 10% premium to book). As a condition of the sale, the Corporation acquired non-performing assets of West Michigan Community Bank which totaled $10,100,000. The assets will be housed in a newly formed real estate holding company subsidiary of the Corporation.
     The Banks are community-oriented providers of financial services engaged in the business of general commercial banking. Their activities include investing in state and federal securities, accepting demand deposits, savings and other time deposits, extending retail, commercial, consumer and real estate loans to individuals and businesses, providing safe deposit boxes, transmitting funds and providing other services generally associated with full service commercial banking. Lending is focused on individuals and small businesses in the local markets served by the Banks. In addition, TSB and WMCB operates trust departments offering a full range of fiduciary services.

     Both of the banks are state bank, chartered under the Michigan Banking Code. It is not a member of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), but the deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). See “Supervision and Regulation” below.
     As of December 31, 2010, TSB employed 97 full time personnel, including 39 officers, and an additional 38 part time employees. WMCB employed 33 full time personnel, including 11 officers, and an additional 8 part time employees. The Banks considers their employee relations to be excellent.
Competition
     The financial services industry is highly competitive. The Banks compete with other commercial banks, many of which are subsidiaries of bank holding companies, for loans, deposits, trust accounts, and other business on the basis of interest rates, fees, convenience and quality of service. The Banks also compete with a variety of other financial services organizations including savings and loan associations, finance companies, mortgage banking companies, brokerage firms, credit unions and other financial organizations. Many of the Banks’ competitors have substantially greater resources than the Bank.
Supervision and Regulation
     The following is a summary of certain statutes and regulations affecting the Corporation and the Banks. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Corporation, the Banks and the business of the Corporation and the Banks.
General
     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Federal Reserve Board, the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Regulation (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Corporation.
     Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.
Recent Legislation
     The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 21, 2010. The Dodd-Frank Act constitutes one of the most significant efforts in recent history to comprehensively overhaul the financial services industry and will affect large and small financial institutions alike. While some of the provisions of the Dodd-Frank Act take effect immediately, many of the provisions have delayed effective dates and their implementation will require the issuance of numerous new regulations.
     The Dodd-Frank Act deals with a wide range of regulatory issues including, but not limited to: mandating new capital requirements that would require certain bank holding companies to be subject to the same capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating a Bureau of Consumer Financial Protection which will have the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; extending the unlimited coverage for qualifying non-interest bearing transactional accounts until December 31, 2012; increasing the ratio of reserves to deposits minimum to 1.35 percent; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting interchange fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies.
The complete impact of the Dodd-Frank Act is unknown since many of the substantive requirements will be contained in the many rules and regulations to be implemented. However, the Dodd-Frank Act will have significant and immediate effects on banks and bank holding companies in many areas.
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
     Regulatory Agreements Effective November 2010, the Corporation received a notice from The Federal Reserve which defined restrictions being placed upon the Holding Company. The restrictions include the declaration or payment of any dividends, the receipt of dividends from subsidiary Banks, the repayment of any principal or interest on subordinated debentures or Trust Preferred securities, restrictions on debt, any changes in Executive or Senior Management or change in the role of Senior Management. In addition, the notice provided an indication for the Corporation to “maintain sufficient capital” levels.
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
     Effective November 2010, The Federal Reserve notified the Corporation of restrictions being placed upon the Holding Company. The restrictions include the declaration or payment of any dividends, or the receipt of dividends from subsidiary Banks, among other restrictions. (See Regulatory Agreements on page 7.)
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
The Banks
     General. The Banks are Michigan banking corporations, and the deposit accounts are insured by the deposit insurance fund of the FDIC. As FDIC-insured Michigan chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the deposit insurance fund. These agencies and the federal and state laws applicable to the Banks and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.
     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the deposit insurance fund pursuant to a risk-based assessment system. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase was effective on a temporary basis until December 31, 2013; however, effective July 22, 2010, the limit was raised permanently to $250,000 per depositor pursuant to the Dodd-Frank Act. In addition, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010 through December 31, 2012.
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
     Due to a decrease in the reserve ratio of the Deposit Insurance Fund, in October 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC extended this time to eight years). The reserve ratio has now been increased to 1.35% by the Dodd-Frank Act. The FDIC has been directed to offset the effects of increased assessments on depository institutions with less than $10 billion in assets. To achieve these levels, the FDIC is authorized by the Dodd-Frank Act to make special assessments and charge examination fees.
     On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment ranged between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates varied depending on an institution’s risk category. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. As of April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate was between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate was 45 basis points. The final rule modified the means to determine a Risk Category I institution’s initial base assessment rate. It also provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate is between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate is between 40 and 77.5 basis points.
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
     On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, for a surcharge the FDIC provides full FDIC deposit insurance coverage for non-

interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Banks did not opt out of the Transaction Account Guarantee portion of the TLGP. The Transaction Account Guarantee was to expire on December 31, 2009, but was extended until December 31, 2010 for those participating institutions that did not opt out of the extended period. The Banks elected not to continue its participation in the Transaction Account Guarantee program during the extended period. The Dodd-Frank Act provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. There is no additional surcharge related to this coverage.
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
     As of December 31, 2010, each of the Banks’ ratios exceeded minimum requirements for the adequately capitalized category. However due to regulatory agreements, the Banks cannot be considered “well” capitalized and are classified as “adequately” capitalized.

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
     Regulatory Agreements In December 2008, WMCB was presented with a Consent Order from the FDIC and the Commissioner (the “Consent Order”). The Consent Order sets forth commitments to be made by WMCB to, among other items, address and strengthen WMCB’s practices relating to oversight of WMCB by the management and board of directors of WMCB; maintain sufficient capital at WMCB; improve asset quality through the review of WMCB’s position on problem loans; improve WMCB’s liquidity position; review the adequacy of WMCB’s allowance for loan and lease losses; and adopt and implement a profit plan and budget. The Consent Order also requires WMCB to retain a Tier 1 capital to average asset ratio of a minimum of 8.0%. As of December 31, 2010, WMCB had a Tier 1 capital to average asset ratio of 7.5%. WMCB’s board of directors and management reviewed the Consent Order and after discussions, the directors signed the Consent Order agreeing to comply with all of the requirements of the Consent Order.
     In December 2009, TSB was presented with a Consent Order from the FDIC and the Commissioner (the “Consent Order”). This Consent Order was effective January 8, 2010. The Consent Order set forth commitments to be made by TSB to, among other items, address and strengthen TSB’s practices relating to oversight of TSB by the management and board of directors of TSB; maintain sufficient capital at TSB; improve asset quality through the review of TSB’s position on problem loans; improve TSB’s liquidity position; review the adequacy of TSB’s allowance for loan and lease losses; and adopt and implement a profit plan and budget. The Consent Order requires TSB to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0% and a total capital to risk-weighed asset ratio of 12.0%. At December 31, 2010, TSB had a Tier 1 capital to average assets ratio of 6.5% and a total capital to risk-weighed asset ratio of 10.0%. This is compared to December 31, 2009, when TSB had a Tier 1 capital to average asset ratio of 6.2% and a total capital to risk-weighted asset ratio of 8.9%. TSB’s board of directors and management reviewed the Consent Order and after discussions, the directors signed the Consent Order agreeing to comply with all of the requirements of the Consent Order.
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
     Insider Transactions. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Corporation or its subsidiaries, on investments in the stock or other securities of the Corporation or its subsidiaries and the acceptance of the stock or other securities of the Corporation or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to its directors and officers, to directors and officers of the Corporation and its subsidiaries, to principal shareholders of the Corporation, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal shareholder of the Corporation may obtain credit from banks with which the Banks maintain a correspondent relationship.
     Safety and Soundness Standards. The FDIC has adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
     Investments and Other Activities. Under federal law and FDIC regulations, FDIC -insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.
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
     Consumer Protection Laws. The Banks’ business includes making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated there under, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated there under, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.
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
Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Banks, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.7 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.7 million up to and including $58.8 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $58.8 million, a reserve requirement of $1.443 million plus 10% of that portion of the total transaction accounts greater than $58.8 million.
The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.

ITEM 1A.	Risk Factors.
     This item is not applicable to smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments.
     Not applicable.

ITEM 2.	PROPERTIES
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

     The Corporation owns the headquarters of each of its Banks and many of the other bank offices (as noted above). The balance of the bank offices are leased from third parties. All properties have maintenance contracts and are maintained in good condition.

ITEM 3.	LEGAL PROCEEDINGS
     From time to time, the Corporation and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2010, there were no legal proceedings which management anticipates would have a material adverse effect on the Corporation.

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
     Donald L. Grill (age 63) serves as President and Chief Executive Officer of the Corporation and Chief Executive Officer of The State Bank since 1996. From 1983 to 1996, Mr. Grill was employed by First of America Bank Corporation and served as President and Chief Executive Officer of First of America Bank — Frankenmuth.
     Ronald L. Justice (age 46) is the COO and President of The State Bank and Senior Vice President of the Corporation. Prior to holding these positions, he served as the CEO and President of West Michigan Community Bank, CEO and President of Davison State Bank, Secretary of the Corporation and CFO of the Corporation and its subsidiary Banks. Prior to that, Mr. Justice held other positions with The State Bank.
     Dennis E. Leyder (age 57) was appointed Senior Vice President of the Corporation on December 1, 2004 and served as President and Chief Operating Officer of The State Bank from December 2006 to January 2009. In his current capacity as Senior Vice President at The State Bank, he is responsible for all compliance, trust and investment management. Mr. Leyder has over 26 years of banking experience, all in Genesee County.
     Holly J Pingatore (age 53) is a Senior Vice President of the Corporation and a Senior Vice President of The State Bank. Prior to joining The State Bank in 1999, Ms. Pingatore served in various capacities at a large Michigan based regional bank.
     Douglas J. Kelley (age 41) was appointed Chief Financial Officer of the Corporation in 2003 and was appointed Senior Vice President of the Corporation on December 1, 2004. Mr. Kelley also serves as Secretary of the Corporation. Prior to being named Chief Financial Officer, he served as Controller and CFO of The State Bank and Davison State Bank. Prior to joining the Banks, Mr. Kelley was an Assistant Vice President and Accounting Officer with a large Michigan based Bank. Mr. Kelley has over 19 years of banking experience.
     Daniel J. Wollschlager (age 60) is the Chief Lending Officer and Executive Vice President of The State Bank. Prior to holding these positions, he was Senior Vice President of The State Bank, CEO of a south east Michigan bank and a senior officer of a large Midwest based regional bank.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The market, dividend, and holders of record information required by this item appears under the caption “Fentura Financial, Inc. Common Stock” and Table 16 on page 64 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of the Corporation’s 2010 Rule 14a-3 annual report, and is incorporated herein by reference. Please refer to the caption “Dividends” under “Item 1. Description of Business” of this Form 10-K for a discussion of regulations which affect our ability to pay dividends.
     The following table summarizes the repurchase activity of the Corporation’s common stock during the quarter ended December 31, 2010:

			Total Number of	Maximum Number of
			Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	be Purchased Under
	Share Purchased	per Share	Plans or Programs	the Program
October 1-October 31	0	$0.00	0	0
November 1-November 30	0	$0.00	0	0
December 1-December 31	0	$0.00	0	0
Total	0	$0.00	0	0
     The Company does not currently have a repurchase program in place.

ITEM 6.	SELECTED FINANCIAL DATA
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — SELECTED FINANCIAL DATA”, appearing in Table 1 on page 44 of the Corporation’s 2010 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 44 through 64 of the Corporation’s 2010 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required by this item appears under the headings “Liquidity and Interest Rate Risk Management” on pages 57 through 59, “Quantitative and Qualitative Disclosure About Market Risk” on page 61 and “Interest Rate Sensitivity Management” on pages 62 through 63 under the title “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, appearing on pages 44 through 64of the Corporation’s 2010 Rule 14a-3 annual report, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of the Company including the notes thereto and Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm, appear on pages 1 through 43 of the Financial Statements portion of the Corporation’s 2010 Rule 14a-3 annual report, and are incorporated herein by reference. The supplementary data is not required for smaller reporting companies.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On February 4, 2011, Fentura Financial, Inc. (“Fentura”) dismissed its independent registered public accounting firm, Crowe Horwath LLP (“Crowe Horwath”) to be effective upon Fentura filing its 2010 Form 10-K. Crowe Horwath’s report on Fentura’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008 contained no adverse opinion or a disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles, except that Crowe Horwath’s opinion on the 2009 consolidated financial statements included an explanatory paragraph describing substantial doubt about Fentura’s ability to continue as a going concern. The decision to change accountants was approved by the Audit Committee of the Board of Directors.
     During each of the years in the two year period ended December 31, 2010, and the subsequent interim period to the date hereof, there were (i) no disagreements between Fentura and Crowe Horwath on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe Horwath, would have caused Crowe Horwath to make reference to the subject matter of the disagreements in connection with its reports.
     On February 4, 2011, Fentura notified Rehmann Robson, P.C. (“Rehmann”) of the registrant’s intent to formally engage Rehmann as its new independent registered public accounting firm to be effective upon Fentura filing its 2010 Form 10-K. During the last two fiscal years and the subsequent interim period to the date hereof, Fentura did not consult with Rehmann regarding (1) the application of accounting principles to any transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on Fentura’s financial statements; or (3) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A	CONTROLS AND PROCEDURES
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
     During 3rd quarter end review procedures a formula error was uncovered in one of the Bank’s allowance for loan loss calculation work sheets which resulted in the overstatement of the allowance for loan losses. Management appropriately corrected the work sheet. Since no preliminary financial results were disclosed, a restatement was not required. Management has remediated this weakness has tested the effectiveness of the control.

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
Fentura Financial Inc.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective, based on those criteria.
Other than the remediated control referenced above, there was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s quarter ended December 31, 2010, that materially affected, or is reasonably likely to affect, the Corporation’s internal control over financial reporting.
ITEM 9B OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The Corporation’s executive officers are identified under “Additional Item” in Part I of this Report on Form 10-K. The other information required by this item appears under the captions “Proposal 1-2011 Election of Directors,” “The Corporation’s Board of Directors,” “Code of Ethics,” “Committees of the Corporation Board,” and “Compliance with Section 16 Reporting” on pages 3-10 and 19, respectively, of the Corporation’s 2011 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
     The Board of Directors of the Corporation has determined that Douglas W. Rotman, a director and member of the Audit Committee, qualifies as an “Audit Committee financial expert” as defined in rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002 and is independent pursuant to NASDAQ listing standards.
     The Board of Directors of the Corporation has adopted a Code of Ethics, which details principles and responsibilities governing ethical conduct for all Corporation directors and executive officers. The Code of Ethics is filed as an Exhibit to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item appears under the captions “Director Compensation,” “Executive Compensation Discussion,” “Payments for Termination following a Change in Control” and “Compensation/ESOP Committee,” on pages 9 and 11 through 17 of the Corporation’s 2011 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item appears under the caption “Stock Ownership of Directors, Executive Officers and Certain Major Shareholders” on page 5 of the Corporation’s 2011 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.
     Securities Authorized for Issuance Under Equity Compensation Plans. The Corporation had the following equity compensation plans at December 31, 2010:
EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected
	of outstanding options	outstanding options	in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders	18,872	$29.32	120,400

Equity compensation plans not approved by security holders	0	0	0

Total	18,872	$29.32	120,400

     These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item appears under the captions “Independence of Directors and Attendance at Meetings” and “Other Information — Transactions with Certain Interested Parties” on pages 7 and 20 respectively, of the Corporation’s 2011 Notice of Annual Shareholders Meeting and Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item appears under the caption “Relationship with Independent Public Accountants” on page 18 of the Corporation’s 2010 Notice of Annual Shareholders Meeting and Proxy Statement and is incorporated herein by reference.

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

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 14, 2011.

Fentura Financial, Inc. (Registrant)
By	/s/ Donald L. Grill
Donald L. Grill
On behalf of the registrant and as President & CEO (Principal Executive Officer)

By	/s/ Douglas J. Kelley
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

Signature	Capacity	Date

/s/ Forrest A. Shook Forrest A. Shook	Chairman of the Board Director	March 14, 2011

/s/ Donald L. Grill Donald L. Grill	Director	March 14, 2011

/s/ Ronald K. Rybar Ronald K. Rybar	Director	March 14, 2011

/s/ Thomas P. McKenney Thomas P. McKenney	Director	March 14, 2011

/s/ Brian P. Petty Brian P. Petty	Director	March 14, 2011

/s/ JoAnne Shaw JoAnne Shaw	Director	March 14, 2011

/s/ William Dery William Dery	Director	March 14, 2011

/s/ Douglas W. Rotman Douglas W. Rotman	Director	March 14, 2011

/s/ James A. Wesseling James A. Wesseling	Director	March 14, 2011

FENTURA FINANCIAL, INC.
2010 Annual Report on Form 10-K
EXHIBIT INDEX

Exhibit
No.	Exhibit
3(i)	Articles of Incorporation of Fentura Financial, Inc. (Incorporated by reference from Form 10-K for the year ended December 31, 2009).

3(ii)	Bylaws of Fentura Financial, Inc. (Incorporated by reference to Form 10-SB Registration Number 0-23550).

4.1	Amended and Restated Automatic Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3 — Registration No. 333-75194).

10.1	Supplemental Executive Retirement Agreement with Donald Grill dated March 16, 2007 (Incorporated by reference from Current Report filed on Form 8-K on March 22, 2007).

10.2	Supplemental Executive Retirement Agreement with Daniel Wollschlager dated October 24, 2008 (Incorporated by reference from Current Report filed on Form 8-K on October 29, 2008).

10.3	Non-Employee Director Stock Option Plan (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.4	Form of Non Employee Stock Option Plan Agreement (Incorporated by reference to Form 10-Q SB filed on May 2, 1996)

10.5	Retainer Stock Option Plan for Directors (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.6	Employee Stock Option Plan (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.7	Form of Employee Stock Option Plan Agreement (Incorporated by reference to Form 10-K SB filed on March 17, 1996).

10.8	Stock Purchase Plan between The State Bank and Donald E. Johnson, Jr., Mary Alice J. Heaton, and Linda J. LeMieux dated November 17, 1996 (Incorporated by reference to Exhibit 10.19 to the Form 10-K SB filed March 20, 1997).

10.9	Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 Form S-8 filed on August 10, 2004).

10.10	Severance Compensation Agreement between Donald L. Grill. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.11	Severance Compensation Agreement between Ronald L. Justice. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.12	Severance Compensation Agreement between Dennis E. Leyder. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.13	Severance Compensation Agreement between Douglas J. Kelley. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

Exhibit
No.	Exhibit

10.14	Severance Compensation Agreement between Holly J. Pingatore. (Incorporated by reference from Current Report on Form 8-K filed on July 24, 2008).

10.15	Nonqualified Deferred Compensation Plan. (Incorporated by reference from Exhibit 10.11 to the Current report on Form 8-K filed October 29, 2008).

10.16	Fentura Bancorp, Inc. Employee Deferred Compensation and Stock Ownership Plan. (Incorporated by reference to Exhibit 10.13 to the Form 10-K filed March 28, 2005).

10.17	2006 Executive Stock Bonus Plan (Filed as Exhibit 10.1 Form 8-K filed on December 4, 2006).

10.18	Written agreement with the Federal Reserve Bank of Chicago date November 4, 2010, (Incorporated by reference from current report on Form 8-K filed on November 12, 2010).

13	Rule 14a-3 Annual Report to Security Holders (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed filed as a part of this Report).

14	Code of Ethics for Directors and Executive Officers (Filed herewith).

21.1	Subsidiaries of the Registrant (Filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith).

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Office and Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Consent-The State Bank (Incorporated by reference from Exhibit 99.2 of Current Report on Form 8-K filed on February 1, 2010).