Form 10-Q
period 2011-03-31
FENTURA FINANCIAL INC
filed 2011-05-16
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 2, 2011
Class — Common Stock           Shares Outstanding — 2,320,607

Fentura Financial, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FENTURA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(000s omitted except share data)

	March 31,	Dec 31,
	2011	2010
	(unaudited)

ASSETS
Cash and due from banks	$28,422	$11,592
Federal funds sold	16,000	21,900

Total cash and cash equivalents	44,422	33,492
Securities available for sale	44,870	41,875
Securities held to maturity	4,349	4,350

Total securities	49,219	46,225
Loans held for sale	486	850
Loans:
Commercial	41,384	43,395
Real estate loans — commercial	99,350	106,784
Real estate loans — construction	8,380	9,597
Real estate loans — residential	19,219	19,046
Consumer loans	27,543	29,153

Total loans	195,876	207,975
Less: Allowance for loan losses	(9,015)	(10,027)

Net loans	186,861	197,948
Bank owned life insurance	5,835	5,800
Bank premises and equipment	10,302	10,335
Federal Home Loan Bank stock	740	740
Accrued interest receivable	1,060	1,050
Other real estate owned	2,362	2,742
Assets of discontinued operations	11,387	122,968
Other assets	1,791	2,078

Total assets	$314,465	$424,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$59,017	$55,044
Interest bearing	220,153	220,933

Total deposits	279,170	275,977
Short term borrowings	662	879
Federal Home Loan Bank advances	954	954
Subordinated debentures	14,000	14,000
Liabilities of discontinued operations	0	113,321
Accrued taxes, interest and other liabilities	3,473	3,042

Total liabilities	298,259	408,173

Shareholders’ equity
Common stock — no par value, 5,000,000 shares authorized and outstanding 2,320,607 at March 31, 2011 (2,308,765 at December 31, 2010)	43,062	43,036
Retained deficit	(26,732)	(27,042)
Accumulated other comprehensive (loss) income	(124)	61

Total shareholders’ equity	16,206	16,055

Total liabilities and shareholders’ equity	$314,465	$424,228

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(000s omitted except share data)

	Three Months Ended
	March 31
	2011	2010

Interest income
Loans, including fees	$3,017	$3,592
Interest and dividends on securities:
Taxable	279	225
Tax-exempt	45	112
Interest on federal funds sold	9	3

Total interest income	3,350	3,932
Interest expense
Deposits	722	1,134
Borrowings	126	126

Total interest expense	848	1,260

Net interest income	2,502	2,672
Provision for loan losses	795	1,135

Net interest income after provision for loan losses	1,707	1,537
Non-interest income
Service charges on deposit accounts	296	425
Trust and investment services income	288	269
Gain on sale of mortgage loans	68	81
Gain on sale of securities	5	0
Other income and fees	497	340

Total non-interest income	1,154	1,115
Non-interest expense
Salaries and employee benefits	1,673	1,619
Occupancy	284	321
Furniture and equipment	292	306
Loan and collection	110	373
Advertising and promotional	19	26
Other operating expenses	843	633

Total non-interest expense	3,221	3,278

Loss from continuing operations before income tax	(360)	(626)
Federal income tax (benefit)	(212)	(314)

Net loss from continuing operations	$(148)	$(312)
Discontinued operations, net of tax
Net loss from discontinued operations	(11)	(171)
Gain from sale of discontinued operations	469	0

Net income (loss) from discontinued operations	458	(171)

Net income (loss)	$310	$(483)

Net loss per share from continuing operations
Basic and diluted	$(0.06)	$(0.14)

Net income (loss) per share from discontinued operations
Basic and diluted	$0.19	$(0.07)

Net income (loss) per share
Basic and diluted	$0.13	$(0.21)

Cash Dividends declared	$0.00	$0.00

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended
	March 31,
(000s omitted except share data)	2011	2010

Common Stock
Balance, beginning of period	$43,036	$42,913
Issuance of shares under
Director stock purchase plan and dividend reinvestment program (11,842 and 18,582 shares)	26	32
Balance, end of period	43,062	42,945

Retained Deficit
Balance, beginning of period	(27,042)	(21,657)
Net income (loss)	310	(483)

Balance, end of period	(26,732)	(22,140)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	61	(724)
Change in unrealized (loss) gain on securities, net of tax	(185)	162

Balance, end of period	(124)	(562)

Total shareholders’ equity	$16,206	$20,243

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(000s omitted)	2011	2010

OPERATING ACTIVITIES:
Net income (loss)	$310	$(483)
Adjustments to reconcile net income (loss) to cash Provided by Operating Activities:
Depreciation, amortization and accretion	110	160
Provision for loan losses	795	1,135
Loans originated for sale	(4,357)	(5,570)
Proceeds from the sale of loans	5,422	4,834
Gain on sales of loans	(701)	(81)
(Gain) loss on other real estate owned	(7)	10
Write downs on other real estate owned	34	79
Gain on sale of securities	(5)	0
Earnings from bank owned life insurance	(35)	(38)
Net (increase) decrease in interest receivable & other assets	(183)	38
Net increase (decrease) in interest payable & other liabilities	431	(189)
Net change in discontinued operations operating activities	6,224	(3,267)

Total Adjustments	7,728	(2,889)

Net cash provided by (used in) operating activities	8,038	(3,372)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities of securities — AFS	1,451	2,246
Proceeds from calls of securities — AFS	2,000	0
Proceeds from sales of securities — AFS	2,024	0
Purchases of securities — AFS	(8,116)	0
Proceeds from sale of bank subsidiary	711	0
Net decrease in loans	10,115	6,472
Sales of other real estate owned	530	153
Acquisition of premises and equipment, net	(150)	(26)
Net change in discontinued operations investing activities	95,290	4,017

Net cash provided by investing activities	103,855	12,862
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,193	(12,343)
Net decrease in short term borrowings	(217)	(97)
Net proceeds from stock issuance and purchase	26	32
Net change in discontinued operations financing activities	(103,965)	(187)

Net cash used in financing activities	(100,963)	(12,595)

Net change in cash and cash equivalents	$10,930	$(3,105)

Cash and cash equivalents — Beginning	$33,492	$31,640

Cash and cash equivalents — Ending	$44,422	$28,535
Less cash and cash equivalents of discontinued operations	0	12,633

Cash and cash equivalents of continuing operations	$44,422	$15,902

Cash paid for:
Interest	$732	$1,159
Income taxes	$167	$249
Non-cash Disclosures:
Transfers from loans to other real estate	$177	$937

FENTURA FINANICIAL, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(000s omitted)	2011	2010

Net income (loss)	$310	$(483)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for gains included in income	5	0
Unrealized holding (losses) gains related to available-for-sale securities arising during period	(285)	245
Tax effect	95	(83)

Other comprehensive (loss) income	(185)	162

Comprehensive income (loss)	$125	$(321)

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries Fentura Holdings LLC (“FHLLC”) and The State Bank in Fenton, Michigan; and reported as discontinued operations, Davison State Bank in Davison, Michigan and West Michigan Community Bank in Hudsonville, Michigan and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
In 2009, the Corporation entered into an agreement to sell one of its bank subsidiaries, Davison State Bank, to a private, nonaffiliated investor group. This sale closed on April 30, 2010. Additionally, the Corporation entered into an agreement to sell West Michigan Community Bank to a third-party investor group. This sale closed on January 31, 2011. Both subsidiaries are reported as discontinued operations. See Note 9 for further discussion.
Financial statements are presented with discontinued operations sequestered on the balance sheet, income statement and statement of cash flows. The presentations have been updated for March 31, 2011, December 31, 2010 and March 31, 2010 to reflect the discontinued operations results.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.
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
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-

NOTE 1 — BASIS OF PRESENTATION (continued)
backed securities, where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold.
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
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segments and is based on the actual loss history experienced by the Corporation over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial, commercial real estate, residential mortgage, installment loans and home equity loans.

NOTE 1 — BASIS OF PRESENTATION (continued)
A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loans effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.
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
The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. There was no such interest or penalties in 2011 or 2010.
Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Corporation or by the Corporation to shareholders. The State Bank has been restricted from dividend payments due to the signing of a Consent Order with the Federal Deposit Insurance Corporation (FDIC). The Holding Company has been placed under restrictions by the Federal Reserve regarding the declaration or payment of any dividends and the receipt of dividends from subsidiary Banks.
Stock Option Plans Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
The Nonemployee Director Stock Option Plan provides for granting options to nonemployee directors to purchase the Corporation’s common stock. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 8,131 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,967 shares in the aggregate may be outstanding at any one time. No options were granted in 2011 or 2010.

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
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price
Options outstanding and exercisable at January 1, 2011	18,872	$29.32
Options forfeited in 2011	(2,238)	$20.77

Options outstanding and exercisable at March 31, 2011	16,634	$30.47

On February 24, 2011, the Corporation’s board of directors granted 25,000 Stock Appreciation Rights (“SAR’s”) to five executives. The terms of the Stock Appreciation Rights Agreements (a “SAR Agreement”) provide that the SAR’s will be paid in cash on one or two fixed dates, which are determined as certain performance conditions are met. The conditions include the Corporation’s wholly owned subsidiary, The State Bank, is no longer subject to terms, conditions and restrictions of the consent order dated December 31, 2009 and the Corporation is no longer subject to terms, conditions and restrictions of the agreement between the Corporation and the Federal Reserve Board, which was effective November 4, 2010. The first payment date under the agreement is the later of February 24, 2014, the date on which the restrictions of the consent order of the State Bank is under are met, and the date on which the Corporation is no longer subject to the restrictions of the consent order for the holding company. On the first SAR payment date a participant shall receive an amount equal to the product of the number of stock appreciation rights granted and the excess of the fair market value of one share of common stock over $2. On the second payment date a participant shall receive an amount equal to the number of stock appreciation rights granted and the excess of the fair market value of one share of common stock over the value at the first payment date. The second SAR payment date only occurs if the first payment occurs and if the first payment occurs, the second payment date is February 24, 2016. Generally accepted accounting principles require plans settled in cash to be accounted for as liabilities only when the liability is probable and reasonably estimable and to be re-measured at each reporting period. Management has determined that as of March 31, 2011, it is not probable that the performance criteria will be met and as such no liability for the compensatory element of the awards has been recorded in the interim consolidated financial statements.
Operating Segments While the Corporation’s chief decision-makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation’s financial service operations are considered by management to be aggregated in one reportable operating segment.
Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.
NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
New Accounting Pronouncements:
In July 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 4. The disclosures about activity that

NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS (continued)
occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and have been added to Note 4.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures were effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Adoption of this standard did not have a significant impact on our quarterly disclosures.
Newly Issued But Not Yet Effective Accounting Guidance
In April 2011, the FASB has issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU provides guidance for Corporations when determining whether a loan modification is a troubled debt restructuring. The ASU also provides additional disclosure requirements. It is effective for public companies for interim and annual periods beginning on or after June 15, 2011. The guidance is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Corporation is in the process of determining the impact of adoption.
NOTE 3 — SECURITIES
Securities are as follows:

(000s omitted)	Amortized	Gross	Gross Unrealized
Available for Sale	Cost	Unrealized Gains	Losses	Fair Value
March 31, 2011
U.S. Government and federal agency	$3,990	$0	$(19)	$3,971
Mortgage-backed residential	6,877	126	(39)	6,964
Collateralized mortgage obligations-agencies	27,946	197	(92)	28,051
Collateralized mortgage obligations-private label	4,077	0	(366)	3,711
Equity securities	2,155	39	(21)	2,173

	$45,045	$362	$(537)	$44,870

December 31, 2010
U.S. Government and federal agency	$4,005	$6	$(11)	$4,000
Mortgage-backed residential	7,342	126	(36)	7,432
Collateralized mortgage obligations-agencies	24,758	258	(114)	24,902
Collateralized mortgage obligations-private label	4,215	0	(344)	3,871
Equity securities	1,655	49	(34)	1,670

	$41,975	$439	$(539)	$41,875

NOTE 3 — SECURITIES (continued)

(000s omitted)		Gross Unrealized	Gross Unrealized
Held to Maturity	Amortized Cost	Gains	Losses	Fair Value
March 31, 2011
State and municipal	$4,349	$59	$(1)	$4,407

	$4,349	$59	$(1)	$4,407

December 31, 2010
State and municipal	$4,350	$41	$(8)	$4,383

	$4,350	$41	$(8)	$4,383

Contractual maturities of securities at March 31, 2011 were as follows. Securities not due at a single maturity date, mortgage-backed, collateralized mortgage obligations and equity securities are shown separately.

	Available for Sale
	Amortized	Fair
(000s omitted)	Cost	Value
U.S. Government and federal agency
Due in one year or less	$3,990	$3,971
Mortgage-backed residential	6,877	6,964
Collateralized mortgage obligations-agencies	27,946	28,051
Collateralized mortgage obligations-private label	4,077	3,711
Equity securities	2,155	2,173

	$45,045	$44,870

	Held to Maturity
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$1,145	$1,151
Due from one to five years	1,957	1,987
Due from five to ten years	879	897
Due after ten years	368	372

	$4,349	$4,407

At March 31, 2011, there were 2 private label CMO securities, with aggregate holdings totaling $3,711,000, which exceeded 10% of shareholders’ equity. At March 31, 2010, there were holdings totaling $2,183,000 of private label CMO securities issued by Wells Fargo which exceeded 10% of shareholders equity.
Sales of available for sale securities were as follows:

Three months ended
(000s omitted)	March 31, 2011
Proceeds	$2,024
Gross gains	5
Gross losses	0
There were no sales of available for sale securities for the three months ended March 31, 2010.
The costs basis used to determine the unrealized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

NOTE 3 — SECURITIES (continued)
Securities with unrealized losses are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

March 31, 2011	Less than 12 months		12 months or more		Total
(000s omitted)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US Government and federal agencies	$1,981	$(19)	$0	$0	$1,981	$(19)
State and municipal	0	0	169	(1)	169	(1)
Mortgage-backed residential	3,454	(39)	0	0	3,454	(39)
Collateralized mortgage obligations-agencies	5,674	(92)	0	0	5,674	(92)
Collateralized mortgage obligations-private label	0	0	3,711	(366)	3,711	(366)
Equity securities	186	(14)	453	(7)	639	(21)

Total temporarily impaired	$11,295	$(164)	$4,333	$(374)	$15,628	$(538)

December 31, 2010	Less than 12 months		12 months or more		Total
(000s omitted)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US Government and federal agencies	$1,989	$(11)	$0	$0	$1,989	$(11)
State and municipal	365	(3)	245	(5)	610	(8)
Mortgage-backed residential	2,062	(36)	0	0	2,062	(36)
Collateralized mortgage obligations-agencies	6,085	(114)	0	0	6,085	(114)
Collateralized mortgage obligations-private label	0	0	3,871	(344)	3,871	(344)
Equity securities	186	(14)	439	(20)	625	(34)

Total temporarily impaired	$10,687	$(178)	$4,555	$(369)	$15,242	$(547)

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In evaluating OTTI, management considers the factors presented in Note 1.
As of March 31, 2011, the Corporation’s security portfolio consisted of 84 securities, 10 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, as discussed below.
Collateralized Mortgage Obligations
The decline in fair value of the Corporation’s private label collateralized mortgage obligations is primarily attributable to the lack of liquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The ratings held on the private label securities are AA and A-. The underlying collateral of these CMOs is comprised largely of 1-4 family residences. In each of these securities, the Corporation holds the senior tranche and receives payments before other tranches. For private label securities, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. At March 31, 2011, the two private label securities having an amortized cost of $4,077,000 have an unrealized loss of $366,000.

NOTE 3 — SECURITIES (continued)
The Corporation has also been closely monitoring the performance of the CMO and MBS portfolios. Management monitors items such as payment streams and underlying default rates, and did not determine a severe change in these items. On a quarterly basis, management uses multiple assumptions to project the expected future cash flows of the private label CMOs with prepayment speeds, projected default rates and loss severity rates. The cash flows are then discounted using the effective rate on the securities determined at acquisition. Recent historical experience is the base for determining the cash flow assumptions and is adjusted when appropriate after considering characteristics of the underlying loans collateralizing the private label CMO security.
The Corporation has four agency collateralized mortgage obligations with an unrealized loss of $92,000. The decline in value is primarily due to changes in interest rates and other market conditions.
Equity securities
The Corporation’s equity investments with unrealized losses are investments in three non-public bank holding companies in Michigan. These securities receive a multi-faceted review utilizing call report data. Management reviews such performance indicators as earnings, ROE, ROA, non-performing assets, brokered deposits and capital ratios. Management draws conclusions from this information, as well as any published information or trading activity received from the individual institutions, to assist in determining if any unrealized loss is other than temporary impairment.
Additionally management considers the length of time the investments have been at an unrealized loss. At the end of the first quarter, management performed its review and determined that no additional other-than-temporary impairment was necessary on the equity securities in the portfolio.
NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Major categories of loans are as follows:

(000s omitted)	March 31, 2011	December 31, 2010
Commercial	$41,384	$43,395
Real estate — commercial	99,350	106,784
Real estate — construction	8,380	9,597
Real estate — mortgage	19,219	19,046
Consumer	27,543	29,153

	195,876	207,975
Less allowance for loan losses	9,015	10,027

	$186,861	$197,948

The Corporation has originated primarily residential and commercial real estate loans, commercial, construction and installment loans. The Corporation estimates that the majority of their loan portfolio is based in Genesee, Oakland and Livingston counties within southeast Michigan with the remainder of the portfolio distributed throughout Michigan. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
Activity in the allowance for loan losses, by classification, for the three month period ended March 31, 2011 is as follows:

		Commercial	Residential
		Real	Real	Installment	Home
(000s omitted)	Commercial	Estate	Estate	Loans	Equity	Unallocated	Total

Balance January 1, 2011
Allowance for loan losses	$869	$7,942	$411	$233	$508	$64	$10,027
Provision for loan losses	(158)	888	(4)	(17)	148	(62)	795
Loans charged off	0	(1,818)	(11)	(32)	(98)	0	(1,959)
Loan recoveries	6	124	1	6	15	0	152

Balance March 31, 2011	$717	$7,136	$397	$190	$573	$2	$9,015

Activity in the allowance for loan losses, for the three month period ended March 31, 2010 is as follows:

(000s omitted)
Balance, January 1, 2010	$8,589
Provision for loan losses	1,135
Loans charged off:
Commercial	(104)
Commercial real estate	(323)
Installment	(53)
Home equity	(56)
Residential real estate	(78)

Total loans charged off	(614)

Loan recoveries:
Commercial	19
Commercial real estate	539
Installment	18
Home equity	0
Residential real estate	0

Total loan recoveries	576

Balance, March 31, 2010	$9,686

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

		Commercial	Residential
(000s omitted)		Real	Real	Installment	Home
March 31, 2011	Commercial	Estate	Estate	Loans	Equity	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$279	$4,083	$56	$112	$180	$0	$4,710
Collectively evaluated for impairment	438	3,053	341	78	393	2	4,305

Total ending allowance balance	$717	$7,136	$397	$190	$573	$2	$9,015

Loans:
Loans individually evaluated for impairment	$2,964	$23,438	$1,019	$393	$275	$0	$28,089
Loans collectively evaluated for impairment	38,420	84,292	18,200	7,423	19,452	0	167,787

Total ending loans balance	41,384	107,730	19,219	7,816	19,727	0	195,876
Accrued interest receivable	124	390	73	49	58	0	694

Total recorded investment in loans	$41,508	$108,120	$19,292	$7,865	$19,785	$0	$196,570

		Commercial	Residential
(000s omitted)		Real	Real		Home
December 31, 2010	Commercial	Estate	Estate	Installment Loans	Equity	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$5,962	$95	$69	$160	$18	$6,488
Collectively evaluated for impairment	685	1,980	316	164	348	46	3,539

Total ending allowance balance	$869	$7,942	$411	$233	$508	$64	$10,027

Loans:
Loans individually evaluated for impairment	$1,183	$25,602	$1,069	$228	$357	$0	$28,439
Loans collectively evaluated for impairment	42,212	90,779	17,977	7,798	20,770	0	179,536

Total ending loans balance	$43,395	$116,381	$19,046	$8,026	$21,127	$0	$207,975
Accrued interest receivable	357	429	76	55	58	0	975

Total recorded investment in loans	$43,752	$116,810	$19,122	$8,081	$21,185	$0	$208,950

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
The following table presents loans individually evaluated for impairment by class of loans as of:

	Unpaid Principal		Allowance for Loan
March 31, 2011	Balance	Recorded Investment	Losses Allocated

With no related allowances recorded:
Commercial	$2,237	$2,239	$0
Commercial Real Estate
Construction	428	428	0
Other	4,789	4,802	0
Residential real estate	567	567	0
Consumer
Installment Loans	238	239	0
With an allowance recorded:
Commercial	727	728	279
Commercial real estate:
Construction	4,972	4,973	389
Other	13,249	13,285	3,694
Residential real estate	452	509	56
Consumer
Installment loans	155	157	112
Home equity	275	276	180

Total	$28,089	$28,203	$4,710

	Unpaid Principal		Allowance for Loan
December 31, 2010	Balance	Recorded Investment	Losses Allocated

With no related allowances recorded:
Commercial	$490	$490	$0
Commercial Real Estate
Construction	149	149	0
Other	4,034	4,036	0
Residential real estate	544	544	0
Consumer
Installment Loans	116	116	0
Home Equity	74	75	0
With an allowance recorded:
Commercial	693	696	184
Commercial real estate:
Construction	348	348	101
Other	21,071	21,161	5,879
Residential real estate	525	529	95
Consumer
Installment loans	112	112	69
Home equity	283	284	160

Total	$28,439	$28,540	$6,488

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at:

March 31, 2011		Loans Past Due Over 90
(000s omitted)	Nonaccrual (1)	Days Still Accruing (2)

Commercial	$1,746	$0
Commercial real estate
Construction	5,256	0
Other	7,610	418
Consumer
Home Equity	0	154
Installment loans	115	5
Residential real estate (1)	522	0

Total	$15,249	$577

(1)	-Includes deferred fees and costs of $1

(2)	-Includes accrued interest receivable of $13

December 31, 2010		Loans Past Due Over 90
(000s omitted)	Nonaccrual	Days Still Accruing (1)

Commercial	$1,847	$0
Commercial real estate
Construction	5,234	0
Other	4,799	0
Consumer
Installment loans	121	0
Residential real estate	495	135

Total	$12,496	$135

(1)	-Includes accrued interest receivable of $2
The following table presents the aging of the recorded investment in past due loans by class of loans at:

(000s omitted)	30-59 Days		Greater than 90
March 31, 2011	Past Due	60-89 Days Past Due	Days Past Due	Total Past Due

Commercial	$173	$327	$1,658	$2,158
Commercial real estate:
Construction	867	0	4,447	5,314
Other	1,368	1,939	7,225	10,532
Consumer:
Installment loans	11	11	97	119
Home Equity	87	0	153	240
Residential real estate
Traditional	0	0	522	522

Total	$2,506	$2,277	$14,102	$18,885

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(000s omitted)	30-59 Days		Greater than 90
December 31, 2010	Past Due	60-89 Days Past Due	Days Past Due (1)	Total Past Due

Commercial	$26	$235	$1,209	$1,470
Commercial real estate:
Construction	0	141	4,748	4,889
Other	1,186	11	4,133	5,330
Consumer:
Installment loans	46	4	96	146
Home Equity	118	5	0	123
Residential real estate
Traditional	156	0	630	786

Total	$1,532	$396	$10,816	$12,744

Renegotiated loans:
Renegotiated loans totaled $4,976,000 at March 31, 2011 compared to $3,654,000 at December 31, 2010.
The Corporation allocated $2,585,000 and $71,000 of specific reserves to customers whose loan terms have been modified in renegotiated loans as of March 31, 2011 and December 31, 2010. Renegotiated loans are also included with impaired loans. The Corporation has no additional amounts committed to these customers.
Loans in discontinued operations:
As part of the terms of the sale of West Michigan Community Bank, certain non performing assets were transferred to a newly formed subsidiary of the Corporation. The subsidiary acquired $1,100,000 of substandard loans, $4,400,000 of non-accrual loans and $800,000 of real estate in redemption. The loans were recorded at book value at the date of transfer.
Additionally $2,900,000 of watch credit grade loans were transferred to The State Bank. The total of all loans transferred was $9,200,000.
Credit Quality Indicators:
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debts such as: current financial information, historical payment experience; credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for classified risk ratings:
Watch. Loans classified as watch have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The Corporation does not classify loans as doubtful. Loans that approach this status are charged-off.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be prime or pass rated loans. Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

(000s omitted)
March 31, 2011	Prime	Pass	Watch	Substandard	Total
Commercial	$4,362	$32,430	$1,752	$2,964	$41,508
Commercial real estate:
Construction	0	815	1,201	4,501	6,517
Other	0	72,199	10,414	18,990	101,603

Total	$4,362	$105,444	$13,367	$26,455	$149,628

(000s omitted)
December 31, 2010	Prime	Pass	Watch	Substandard	Total
Commercial	$3,174	$33,871	$3,530	$3,177	$43,752
Commercial real estate:
Construction	0	755	1,414	6,979	9,148
Other	0	81,739	9,863	16,060	107,662

Total	$3,174	$116,365	$14,807	$26,216	$160,562

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of:

(000s omitted)	Consumer		Residential
March 31, 2011	Home Equity	Installment	Real Estate	Total
Performing	$19,510	$7,472	$18,273	$45,255
Non-performing	275	393	1,019	1,687

Total	$19,785	$7,865	$19,292	$46,942

(000s omitted)	Consumer		Residential
December 31, 2010	Home Equity	Installment	Real Estate	Total
Performing	$21,128	$7,553	$18,053	$46,734
Non-performing	57	528	1,069	1,654

Total	$21,185	$8,081	$19,122	$48,388

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
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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

NOTE 5— FAIR VALUE (continued)
Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(000s omitted)	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2011
Available for sale securities
US Government and federal agency	$3,971	$0	$3,971	$0
Mortgage-backed residential	6,964	0	6,964	0
Collateralized mortgage obligations-agency	28,051	0	28,051	0
Collateralized mortgage obligations-private label	3,711	0	3,711	0
Equity securities	2,173	0	1,013	1,160

	$44,870	$0	$43,710	$1,160

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(000s omitted)	Total	(Level 1)	(Level 2)	(Level 3)

December 31, 2010
Available for sale securities
US Government and federal agency	$4,000	$0	$4,000	$0
Mortgage-backed residential	7,432	0	7,432	0
Collateralized mortgage obligations-agency	24,902	0	24,902	0
Collateralized mortgage obligations-private label	3,871	0	3,871	0
Equity securities	1,670	0	523	1,147

	$41,875	$0	$40,728	$1,147

During 2010, $1,445,000 of equity securities were transferred from level 2 to level 3 due to no observable trades which resulted in and a change in valuation methodology.

NOTE 5— FAIR VALUE (continued)
The table below presents a reconciliation including the respective income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Equity Securities
(000s omitted)	2011	2010
Beginning balance, Jan. 1,	$1,147	$1,229
Total gains or losses (realized / unrealized)
Included in other comprehensive income	13	(239)

Ending balance, March 31,	$1,160	$990

Assets Measured on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Quoted Prices
		in Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
(000s omitted)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2011
Impaired loans
Commercial	$174	$0	$0	$174
Commercial real estate	7,318	0	0	7,318
Residential real estate	648	0	0	648
Consumer	521	0	0	521

Total impaired loans	$8,661	$0	$0	$8,661

Other real estate owned
Commercial real estate	$309	$0	$0	$309

Total other real estate owned	$309	$0	$0	$309

At December 31, 2010
Impaired loans
Commercial	$599	$0	$0	$599
Commercial real estate	7,066	0	0	7,066
Residential real estate	716	0	0	716
Consumer	355	0	0	355

Total impaired loans	$8,736	$0	$0	$8,736

Other real estate owned
Commercial real estate	$235	$0	$0	$235
Residential real estate	60	0	0	60

Total other real estate owned	$295	$0	$0	$295

The following represent impairment charges recognized during the period:
At March 31, 2011, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $11,000,000 with a valuation allowance of $2,339,000. No additional provision for loan losses was required for the three month period

NOTE 5— FAIR VALUE (continued)
ending March 31, 2011. This is compared to December 31, 2010 when the principal amount of impaired loans was $12,500,000 with a valuation allowance of $3,764,000.
Other real estate owned which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $2,362,000, of which $309,000 was at fair value at March 31, 2011, resulting from write-downs totaling $34,000 for the three month period. At December 31, 2010, other real estate owned had a net carrying amount of $2,742,000, of which $295,000 was at fair value.
Carrying amount and estimated fair value of financial instruments, not previously presented were as follows:

	March 31, 2011		December 31, 2010
(000s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$44,422	$44,422	$33,492	$33,492
Securities — held to maturity	4,349	4,407	4,350	4,383
Loans held for sale	486	486	850	850
Loans (including impaired loans)	186,861	180,965	197,948	194,925
FHLB stock	740	740	740	740
Accrued interest receivable	1,060	1,060	1,050	1,050

Liabilities:
Deposits	$279,170	$273,563	$275,977	$272,223
Short-term borrowings	662	662	879	879
FHLB advances	954	1,180	954	1,369
Subordinated debentures	14,000	12,614	14,000	12,613
Accrued interest payable	1,273	1,273	1,166	1,166
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.
Securities: Fair values for securities held to maturity are based on similar information previously presented for securities available for sale.
FHLB Stock: It was not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.
Loans held for sale: The fair values of these loans are determined in the aggregate on the basis of existing forward commitments or fair values attributable to similar loans.
Loans: For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analysis. The carrying amount of accrued interest receivable approximates its fair value.
Off-balance-sheet instruments: The fair value of off-balance sheet items is not considered material.
Deposit liabilities: The fair values disclosed for demand deposits are, by definition equal to the amount payable on demand at the reporting date. The carrying amounts for variable rate, fixed term money

NOTE 5— FAIR VALUE (continued)
market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed certificates of deposit are estimated using discounted cash flow calculation that applies interest rates currently being offered on similar certificates. The carrying amount of accrued interest payable approximates its fair value.
Short-term borrowings: The carrying amounts of federal funds purchased and other short-term borrowings approximate their fair values.
FHLB advances: Rates currently available for FHLB debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.
Subordinated Debentures: The estimated fair value of the existing subordinated debentures is calculated by comparing a current market rate for the instrument compared to the book rate. The difference between these rates computes the fair value.
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
NOTE 6 — INCOME TAXES
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at March 31, 2011 and December 31, 2010. The Corporation’s evaluation of taxable events, losses in recent years and the continuing deterioration of the Michigan economy led management to conclude that it was more likely than not that the benefit would not be realized. As a result, the Corporation maintained a full valuation allowance at March 31, 2011 and December 31, 2010.
An income tax benefit associated with continuing operations in the amount of $200,000 and $300,000 was recorded for the periods ending March 31, 2011 and 2010, respectively. The benefit recorded considers the results of current period adjustments to other comprehensive income and discontinued operations. Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances when there is a pre-tax loss from continuing operations and income from other categories such as other comprehensive income or discontinued operations. In such case, pre-tax income from other categories is included in the tax expense (benefit) calculation for the current period.
There were no unrecognized tax benefits at March 31, 2011 or December 31, 2010, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Corporation and its subsidiaries are subject to U.S federal income taxes as well as income tax of the state of Michigan. The Corporation is no longer subject to examination by taxing authorities for years before 2007.
NOTE 7 — EARNINGS PER COMMON SHARE
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three months ended March 31, 2011 and 2010:

NOTE 7 — EARNINGS PER COMMON SHARE (continued)
The factors in the earnings per share computation follow.

	Three Months Ended
	March 31,
(000s omitted except share and per share data)	2011	2010
Basic
Net income (loss)	$310	$(483)

Weighted average common shares outstanding	2,309,912	2,249,917

Basic income (loss) per common share	$0.13	$(0.21)

Diluted
Net income (loss)	$310	$(483)
Weighted average common shares outstanding for basic earnings per common share	2,309,912	2,249,917
Add: Dilutive effects of assumed exercises of stock options	0	0

Average shares and dilutive potential common shares	2,309,912	2,249,917

Diluted income (loss) per common share	$0.13	$(0.21)

The factors in the earnings per share of continuing operations follow:

	Three Months Ended
	March 31,
(000s omitted except share and per share data)	2011	2010
Basic
Net loss of continuing operations	$(148)	$(312)

Weighted average common shares outstanding	2,309,912	2,249,917

Basic loss per common share from continuing operations	$(0.06)	$(0.14)

Diluted
Net loss of continuing operations	$(148)	$(312)
Weighted average common shares outstanding for basic earnings per common share	2,309,912	2,249,917
Add: Dilutive effects of assumed exercises of stock options	0	0

Average shares and dilutive potential common shares	2,309,912	2,249,917

Diluted loss per common share from continuing operations	$(0.06)	$(0.14)

Stock options of 16,634 and 16,755 shares of common stock outstanding at March 31, 2011 and March 31, 2010, respectively were not considered in computing diluted earnings per common share for 2011 and 2010, because they were antidilutive.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
There are various contingent liabilities that are not reflected in the financial statements including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no matters which are expected to have a material effect on the Corporation’s consolidated financial condition or results of operations.

NOTE 9 — DISCONTINUED OPERATIONS
On April 28, 2010, at the Annual Shareholder Meeting, a formal announcement was made regarding the signing of a definitive agreement to sell West Michigan Community Bank. The transaction was consummated on January 31, 2011, and the Corporation received $10,500,000 from the sale of West Michigan Community Bank (a 10% premium to book). As a condition of the sale, the Corporation assumed certain non-performing assets of West Michigan Community Bank which totaled $9,900,000. The assets are housed in a newly formed real estate holding company subsidiary of the Corporation. In addition, The State Bank assumed $2,900,000 of watch rated credits.
A condensed balance sheet of discontinued operations, at March 31, 2011, is presented below.
LOANS AND OTHER REAL ESTATE ASSUMED
CONDENSED BALANCE SHEET OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

Mar 31, 2011
ASSETS
Loans	6,949
Other real estate owned	4,438

Total assets	$11,387

As discussed above, West Michigan Community Bank was sold to a third party investor group as of January 31, 2011. As a result there is no balance sheet presentation at March 31, 2011. A condensed balance sheet of discontinued operations is presented below at December 31, 2010.
WEST MICHIGAN COMMUNITY BANK
CONDENSED BALANCE SHEET OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

Dec 31, 2010
ASSETS
Cash and cash equivalents	$8,309
Securities — available for sale	15,080
Loans, net of allowance ($3,543-2010)	86,353
Other assets	13,226

Total assets	$122,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$13,751
Interest bearing	93,546

Total deposits	107,297
Federal Home Loan Bank advances	5,000
Accrued taxes, interest and other liabilities	1,024
Shareholders’ equity	9,647

Total liabilities and shareholders’ equity	$122,968

NOTE 9 — DISCONTINUED OPERATIONS (continued)
A condensed statement of income of discontinued operations related to loans and other real estate assumed upon the sale of West Michigan Community Bank is presented for the three months ended March 31, 2011. Due to the transfer of loans at January 31, 2011, only two months of income and expense are presented.
LOANS AND OTHER REAL ESTATE ASSUMED
CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS
Unaudited
(000s omitted)

Period Ended
March 31
2011
Interest income	$1

Net interest income after provision for loan losses	1

Non-interest income	41
Non-interest expense	158

Loss before federal income tax	(116)

Federal income tax expense (benefit)	0

Net income (loss)	$(116)

Due to the sale of West Michigan Community Bank on January 31, 2011, the income statement for 2011 represents a one month period.
WEST MICHIGAN COMMUNITY BANK
CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS
Unaudited
(000s omitted)

	Periods Ended
	March 31
	2011	2010
Interest income	$515	$1,796
Interest expense	129	754

Net interest income	386	1,042
Provision for loan losses	(50)	655

Net interest income after provision for loan losses	436	387

Non-interest income	121	232
Non-interest expense	415	1,284

Income (loss) before federal income tax	142	(665)

Federal income tax expense (benefit)	37	(7)

Net income (loss)	$105	$(658)

NOTE 9 — DISCONTINUED OPERATIONS (continued)
In March 2009, The Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. As of April 30, 2010, Davison State Bank was sold to an independent financial group. As a result, there is no balance sheet for presentation at March 31, 2011.
A condensed statement of income of discontinued operations is presented for the three months ended March 31, 2010. Due to the sale of Davison State Bank, there is no income statement for presentation for the three month period ended March 31, 2011.
DAVISON STATE BANK
CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

Three Months
Ended
March 31
2010
Interest income	$457
Interest expense	89

Net interest income	368
Provision for loan losses	(5)

Net interest income after provision for loan losses	373

Non-interest income	127
Non-interest expense	470

Income before federal income tax	30

Reversal of estimated loss on sale of discontinued operations	700

Federal income tax expense	243

Net income	$487

During the first quarter of 2010, the Corporation reversed a previously recorded gross estimated loss of $700,000 related to the sale of Davison State Bank.
TOTAL DISCONTINUED OPERATIONS
CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS
Unaudited
(000s omitted)

	Periods Ended
	March 31
	2011	2010
Interest income	$516	$2,253
Interest expense	129	843

Net interest income	387	1,410
Provision for loan losses	(50)	650

Net interest income after provision for loan losses	437	760

Non-interest income	162	1,059
Non-interest expense	573	1,754

Income before federal income tax	26	65

Federal income tax expense	37	236

Net loss	$(11)	$(171)

In connection with the sale of West Michigan Community Bank, the Corporation recognized a gross gain of $711,000. Net of tax the net gain amounted to $469,000.

NOTE 10-REGULATORY MATTERS
The Corporation (on a consolidated basis) and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal and state regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items that are calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require FDIC insured Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2011 and December 31, 2010, the most recent notifications from Federal Deposit Insurance Corporation categorized the subsidiary Bank was adequately capitalized in accordance with standards.
West Michigan Community Bank was placed under a Consent Order with federal and state banking regulators containing provisions to foster improvement in West Michigan Community Bank’s earnings, reduce non performing loan levels, and increase capital. The Consent Order required West Michigan Community Bank to retain a Tier 1 capital to average assets ratio of a minimum of 8.0%. As of December 31, 2010, West Michigan Community Bank had a Tier 1 capital to average assets ratio of 7.5%. West Michigan Community Bank was not in compliance with the Consent Order requirements. As previously mentioned, West Michigan Community Bank was sold on January 31, 2011.
In January 2010, The State Bank entered into a Consent Order with federal and state banking regulators containing provisions to foster improvement in The State Bank’s earnings, reduce nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At March 31, 2011, The State Bank had a Tier 1 capital to average assets ratio of 6.8% and a total capital to risk-weighted assets ratio of 9.6%. The State Bank is not in compliance with the Consent Order requirements, and therefore cannot be considered well capitalized.
The Consent Orders restrict the Banks from issuing or renewing brokered deposits. The Consent Orders also restrict dividend payments from The State Bank to the Corporation. The Corporation, the Board of Directors and management continue to work on plans to come into compliance with the Consent Orders recent actions included the injection of capital into The State Bank resulting from the sale of West Michigan Community Bank. At January 31, 2011, $900,000 of capital was injected into The State Bank. Future capital injections are anticipated following the sale of non-performing assets acquired by the newly formed holding company. It is anticipated that an additional $2,400,000 of capital that may be allocated to The State Bank following the sale of non-performing assets from the holding company. While below the compliance level required by the Orders, the Bank maintains capital levels that would be considered well capitalized by regular prompt corrective action regulatory standards. Non-compliance with Consent Order requirements may cause bank to be subject to further enforcement actions by the FDIC.
Effective in November 2010, the Corporation received a notice from The Federal Reserve which defined restrictions being placed upon the holding company. The restrictions include the declaration or payment of any dividends, the receipt of dividends from subsidiary banks, the repayment of any principal or interest on subordinated debentures or Trust Preferred securities, restrictions on debt, any changes in

NOTE 10-REGULATORY MATTERS (continued)
Executive or Senior Management or change in the role of Senior Management. In addition, the notice provided an expectation that the Corporation “maintain sufficient capital” levels.
As illustrated in the table below, at March 31, 2011, the Consolidated Corporation’s total capital to risk weighted assets ratio indicates that it is adequately capitalized. The Corporation’s total capital to risk weighted assets ratio of 10.9% at March 31, 2011 was above the minimum requirement to be adequately capitalized of 8.0%. This is compared to December 31, 2010 when the total capital to risk weighted assets for the Corporation was at 7.8% and was under capitalized. The improvement in capital ratios was largely driven by the sale of West Michigan Community Bank and the recapture of capital related to the sale. Despite the improvements and current capital levels, the Corporation continues to be required to obtain written approval prior to payments of any dividends or for any increase or decrease to outstanding debt.
The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the limitations described above.

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital (to Risk Weighted Assets)
Consolidated	$24,535	10.9%	$17,966	8.0%	NA	NA
The State Bank	23,293	10.9	17,100	8.0	$21,735	12.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	21,780	9.7	8,983	4.0	NA	NA
The State Bank	20,538	9.6	8,550	4.0	NA	NA

Tier 1 Capital (to Average Assets)
Consolidated	21,780	6.5	13,383	4.0	NA	NA
The State Bank	20,538	6.8	12,074	4.0	24,148	8.0

NOTE 10-REGULATORY MATTERS (continued)

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$25,443	7.8%	$26,073	8.0%	NA	NA
The State Bank	22,670	10.0	18,152	8.0	$27,228	12.0%
West Michigan Community Bank	10,722	11.0	7,794	8.0	NA	NA

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	21,261	6.5	13,036	4.0	NA	NA
The State Bank	19,735	8.7	9,076	4.0	NA	NA
West Michigan Community Bank	9,475	9.7	3,897	4.0	NA	NA

Tier 1 Capital (to Average Assets)
Consolidated	21,261	4.9	17,330	4.0	NA	NA
The State Bank	19,735	6.5	12,204	4.0	24,408	8.0
West Michigan Community Bank	9,475	7.5	5,025	4.0	10,050	8.0
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
Results of Operations
As indicated in the income statement, the income for the first three months ended March 31, 2011 was $310,000 compared to a loss of $483,000 for the same period in 2010. Net interest income in the first quarter of 2011, was $170,000 below net interest income for the same quarter in 2010. The first quarter 2011 provision for loan losses was reduced $340,000 compared to the first quarter of 2010. Management feels the allowance for loan losses is appropriate and has decreased $426,000 when comparing the period ended March 31, 2011 to the period ended March 31, 2010.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2011, the Corporation’s return on average assets (annualized) was 0.09% compared to (0.09%) for the same period in 2010. For the three months ended March 31, 2011, the Corporation’s return on average equity (annualized) was 1.86% compared to (2.33%) for the same period in 2010. Net income per share, basic and diluted, was $0.13 in the first quarter of 2011 compared to ($0.21) net loss per share basic and diluted for the same period in 2010.

Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010 are summarized in Table 2.
Table 1 below displays the effects of changing rates and volumes on our net interest income for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010. The information displayed is with respect to the effects on interest income and interest expense attributable to changes in volume and rate.
As indicated in Table 1, during the three months ended March 31, 2011, net interest income decreased compared to the same period in 2010. The volume of loans decreased over the past year, along with a proportionate decrease in interest income. The mix of this change resulted in a decrease in loan yield. To mitigate the decrease in interest income, deposit rates and volumes decreased year over year. The deposit interest rate reduction was achieved by a reduction of offering rates on time deposits, which assisted in discouraging high rate instruments from renewing, with some funds exiting, thus reducing interest bearing liability costs.
Table 1

	THREE MONTHS ENDED
	MARCH 31,
	2011 COMPARED TO 2010
	INCREASE (DECREASE)
	DUE TO
	YIELD/
(000s omitted)	VOLUME	RATE	TOTAL

Taxable securities	$107	$(53)	$54
Tax-exempt securities (1)	(108)	6	(102)
Federal funds sold	2	4	6
Total loans (1)	(640)	59	(581)
Loans held for sale	1	0	1

Total earning assets	(638)	16	(622)

Interest bearing demand deposits	(2)	(15)	(17)
Savings deposits	2	(6)	(4)
Time CD’s $100,000 and over	(234)	(6)	(240)
Other time deposits	(47)	(104)	(151)
Other borrowings	0	0	0

Total interest bearing liabilities	(281)	(131)	(412)

Net Interest Income	$(357)	$147	$(210)

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.
As indicated in Table 2, for the three months ended March 31, 2011, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.82% compared with 3.78% for the same period in 2010. The increase in net interest margin is the result of the downward re-pricing on interest bearing assets which was offset by the decreases in rates paid on interest bearing liabilities when comparing the period ended March 31, 2011 to the period ended March 31, 2010.
Average earning assets decreased 8.6% or $25,212,000 comparing the three months of 2011 to the same time period in 2010. Loans, the highest yielding component of earning assets, represented 73.9% of earning assets in 2011 compared to 81.8% in 2010. Average interest bearing liabilities decreased 11.5% or $30,483,000 comparing the first three months of 2011 to the same time period in 2010. Non-interest bearing deposits amounted to 21.0% of average earning assets in the first three months of 2011 compared with 18.1% in the same time period of 2010.

Management reviews economic forecasts and statistics on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to optimize net interest income. The Corporation expects to continue to selectively seek out new loan opportunities while continuing to maintain sound credit quality.
Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2011, corresponding changes in funding costs will be considered to avoid the potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	THREE MONTHS ENDED MARCH 31,
	2011			2010
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Securities:
U.S. Treasury and Government Agencies	$40,279	$267	2.69%	$25,577	$216	3.42%
State and Political (1)	4,350	68	6.34%	11,283	170	6.11%
Other	2,804	12	1.74%	2,328	9	1.57%

Total Securities	47,433	347	2.97%	39,188	395	4.09%
Fed Funds Sold	22,741	9	0.16%	14,289	3	0.09%
Loans:
Commercial	148,538	2,289	6.25%	182,779	2,744	6.09%
Tax Free (1)	2,001	32	6.49%	2,384	39	6.70%
Real Estate-Mortgage	19,393	291	6.09%	23,189	355	6.21%
Consumer	28,350	405	5.79%	31,901	460	5.85%

Total loans	198,282	3,017	6.17%	240,253	3,598	6.07%
Allowance for Loan Losses	(10,129)			(8,954)
Net Loans	188,153	3,017	6.50%	231,299	3,598	6.31%

Loans Held for Sale	637	8	5.09%	575	7	4.94%

TOTAL EARNING ASSETS	$269,093	3,381	5.10%	$294,305	$4,003	5.52%

Cash Due from Banks	17,934			12,680
Assets of Discontinued Operations	46,045			184,550
All Other Assets	26,595			31,249

TOTAL ASSETS	$349,538			$513,830

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest Bearing — DDA	$48,157	$14	0.12%	$51,334	$31	0.24%
Savings Deposits	68,004	16	0.10%	62,102	20	0.13%
Time CDs $100,000 and Over	46,224	434	3.81%	71,172	674	3.84%
Other Time CDs	57,339	258	1.82%	65,622	409	2.53%

Total Deposits	219,724	722	1.33%	250,230	1,134	1.84%
Other Borrowings	15,354	126	3.33%	15,331	126	3.33%

INTEREST BEARING LIABILITIES	$235,078	848	1.46%	$265,561	1,260	1.92%

Non-Interest bearing — DDA	57,342			53,148
Liabilities of Discontinued Operations	37,422			171,292
All Other Liabilities	3,040			3,079
Shareholders’ Equity	16,656			20,750

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$349,538			$513,830

Net Interest Rate Spread			3.64%			3.60%

Net Interest Income /Margin		$2,533	3.82%		$2,743	3.78%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Allowance and Provision For Loan Losses
The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is appropriate to provide for probable incurred losses in the loan portfolio. While the Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans, the loan portfolio has a concentration connected with commercial real estate loans. Specific strategies have been deployed to reduce the concentration levels and limit exposure to this type of lending in the future. The Michigan economy, employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets.”
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
The provision for loan losses remains high as a result of continued weaknesses in the national and local economies, elevated amounts of non-performing loans and elevated charge-off levels over the past three years. Rolling twelve quarter periods of historical charge off experience is considered when calculating the current required level of the allowance for loan losses. The amount of the allowance for loan losses specifically allocated to impaired loans decreased by $1,778,000 during the quarter as a result of charge offs incurred on loans for which specific allocations were previously recorded.
At March 31, 2011, the allowance was $9,015,000, or 4.61% of total loans compared to $10,027,000, or 4.82%, at December 31, 2010, a decrease of $1,012,000 during the first three months of 2011. Non performing loan levels, discussed later, increased during the period and net charge-offs increased to $1,807,000 during the first three months of 2011 compared to $38,000 during the first three months of 2010. As discussed above, a majority of the charge-offs relate to loans for which specific allocations were recorded at December 31, 2010.
Table 3 below summarizes loan losses and recoveries for the first three months of 2011 and 2010. During the first three months of 2011, the Corporation experienced net charge-offs of $1,807,000 or 0.92% of gross loans compared with net charge-offs of $38,000 or 0.02% of gross loans in the first three months of 2010. The provision for loan loss was $795,000 in the first three months of 2011 and $1,135,000 for the same time period in 2010. Continuing declines in appraised values of properties in Michigan along with additional loans migrating to watch status due to economic conditions, have contributed to the ongoing elevated level of provision for loan losses. The application of historical loss rates to the current portfolio has the potential to be a lagging indicator and management evaluates whether these allocations should be adjusted. While there are indications that asset quality is improving, uncertain current economic conditions justify the use of high historical loss rates in estimating the required level of allowance for loan losses.

Table 3 Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
(000s omitted)	2011	2010

Balance at Beginning of Period	$10,027	$8,589

Charge-Offs:
Commercial, Financial and Agriculture	(1,818)	(427)
Real Estate-Mortgage	(98)	(78)
Installment Loans to Individuals	(43)	(109)

Total Charge-Offs	(1,959)	(614)
Recoveries:
Commercial, Financial and Agriculture	130	558
Real Estate-Mortgage	1	0
Installment Loans to Individuals	21	18

Total Recoveries	152	576

Net Charge-Offs	(1,807)	(38)
Provision	795	1,135

Balance at End of Period	$9,015	$9,686

Ratio of Net Charge-Offs to Gross Loans	0.93%	0.02%
Non-Interest Income
Non-interest income increased slightly during the three months ended March 31, 2011 as compared to the same period in 2010. Overall non-interest income was $1,154,000 for the three months ended March 31, 2011 compared to $1,115,000 for the same period in 2010. This represents an increase of 3.5%.
Service charges on deposit accounts are approximately 26% of non-interest income. These fees from continuing operations were $296,000 in the first quarter of 2011, compared to $425,000 for the same period of 2010. This represents a decrease of 30.4% from year to year in NSF charges collected.
Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market decreased by $13,000 or 16.0% to $68,000 in the first quarter of 2011 compared to $81,000 for the same period in 2010. Management believes for the remainder of 2011, mortgage income will remain relatively flat as governmental purchase incentives have expired and property values remain under stress.
Trust, investment and financial planning services income increased $19,000 or 7.1% in the first quarter of 2011 compared to the same period in the prior year. The increase is attributable to favorable changes in market value, which resulted in higher fee income.
Other operating income increased by $157,000 or 46.2% in the first quarter of 2011 compared to the same time period in 2010. The increases consist of increased interchange income from debit cards, an increase in gain on sale of real estate owned, and increases in charges related to providing support services to other banks.
Non-Interest Expense
Total non-interest expense decreased 1.7% to $3,221,000 in the three months ended March 31, 2011, compared with $3,278,000 in the same period of 2010. The decrease is attributable to decreases in loan and collection expenses which were largely offset by increases in salaries and benefits, FDIC assessments and other insurance costs.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $1,673,000 in the first quarter of 2011, compared with $1,619,000, or an increase of 3.3%, for the same time period in 2010. Salary and benefits expense increased due to higher benefit cost for staff.
Occupancy expenses, at $284,000, were significantly reduced in the three months ended March 31, 2011 compared to the same period in 2010 with a decrease of $37,000 or 11.5%. Decreases of occupancy expenses were in property insurance, depreciation, utility costs and reductions in building repairs and maintenance.
During the three months ended March 31, 2011, furniture and equipment expenses were $292,000 compared to $306,000 for the same period in 2010, a decrease of 4.6%. The decrease was due to the lower depreciation expense in the first quarter of 2011. Also, equipment rental expense dropped over 25% for the quarter.
Loan and collection expenses, at $110,000, were down $263,000 or 70.5% during the three months ended March 31, 2011 compared to the same time period in 2010. The decrease was related to lower write downs of other real estate owned; lower expenses related to other real estate owned, in the form of property taxes and property maintenance and expenses related to troubled loans.
Advertising expenses decreased $7,000 for the three months ended March 31, 2011 compared to the same period in 2010. For the three months ended March 31, 2011, advertising expenses were $19,000 compared to $26,000 for the same period in 2010.
Other operating expenses, from continued operations, were $843,000 in the three months ended March 31, 2011 compared to $633,000 in the same time period in 2010, an increase of $210,000 or 33.2%. Increases year over year include increases in our general insurance from first quarter 2010 totals and significantly higher FDIC assessments in 2011 versus 2010.
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
The Corporation’s total assets were $314,465,000 at March 31, 2011 compared to total assets of $424,228,000 at December 31, 2010. This includes assets from discontinued operations of $11,387,000 at March 31, 2011 compared to $122,968,000 at December 31, 2010. Loans comprised 62.3% of total assets at March 31, 2011 compared to 49.0% at December 31, 2010. Loans decreased $12,099,000 during the first three months of 2011.
Bank premises and equipment decreased $33,000 to $10,302,000 at March 31, 2011 compared to $10,335,000 at December 31, 2010. The decrease was a result of normal depreciation.
Other assets decreased $287,000 when comparing March 31, 2011 to December 31, 2010. The decrease is mainly attributable to a decrease in interest receivable which correlates to lower loan volumes.
On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 21.1% at March 31, 2011 and 20.0% at December 31, 2010. Interest bearing deposit liabilities totaled $220,153,000 at March 31, 2011 compared to $220,933,000 at December 31, 2010. Total deposits increased $3,193,000 with non-interest bearing demand deposits increasing $3,973,000 and interest bearing deposits decreasing $780,000. Short-term borrowings decreased $217,000 due to the decrease in treasury tax and loan payments outstanding at the end of the two periods. FHLB advances did not change when comparing the two periods.

Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure or deed-in-lieu of foreclosure. Table 4 reflects the levels of these assets at March 31, 2011 and December 31, 2010.
Non-performing assets increased $3,297,000 from December 31, 2010 to March 31, 2011. Non-accrual loans increased $1,404,000 to $13,900,000 at March 31, 2011. Renegotiated loans increased $1,322,000 to $4,976,000 at March 31, 2011 and other real estate decreased $380,000 to $2,362,000. REO in redemption increased $520,000 to $1,348,000 and was also moved from the non-performing assets classification to the non-performing loans classification at March 31, 2011 and December 31, 2011.
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
Table 4 — Non-Performing Assets and Past Due Loans

	March 31,	December 31,
(000s omitted)	2011	2010

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$564	$133
Non-Accrual Loans	13,900	12,496
Renegotiated Loans	4,976	3,654
REO in Redemption	1,348	828

Total Non-Performing Loans	20,788	17,111

Other Non-Performing Assets:
Other Real Estate	2,362	2,742

Total Other Non-Performing Assets	2,362	2,742

Total Non-Performing Assets	$23,150	$19,853

Non-Performing Loans as a % of Total Loans	10.61%	8.23%

Non-Performing Loans as a % of Total Loans and Other Real Estate	10.49%	8.12%

Allowance for Loan Losses as a % of Non-Performing Loans	43.37%	58.60%

Accruing Loans Past Due 90 Days or More to Total Loans	0.29%	0.06%

Non-performing Assets as a % of Total Assets	7.36%	4.68%
While total non performing assets increased from December 31, 2010 to March 31, 2011, the ratio of non-performing loans to the allowance for loan losses decreased. This was the result of loans that transitioned into non-accrual loans at March 31, 2011. These loans had previously been specifically reserved for in the allowance for loan losses, therefore no additional provision was required.
Certain portions of the Corporation’s non-performing loans included in Table 4 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or monitor are also analyzed for possible impairment. Impairment losses are believed to be appropriately covered by the allowance for loan losses.

The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Accrued but uncollected interest is reversed against income for the current quarter when a loan is placed on non-accrual. At March 31, 2011, there were $577,000 loans past due 90 days or more and still accruing. Management is not aware of any loans that have not been moved to non-accrual or not been reclassified to troubled debt restructures at March 31, 2011. The potential, however, remains that a borrower may become financially distressed in the future and management may place that loan into non-accrual, but this is difficult to predict.
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
Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, other liabilities and shareholders’ equity) provided primarily all funding needs in the first three months of 2011. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $3.0 million since December 31, 2010 due to purchases in the available for sale investment portfolio. Multiple available for sale securities with elevated credit risk were sold and the proceeds used to purchase mortgage backed instruments with lower credit risk during the fourth quarter of 2010. The Corporation has re-invested some of the funds, from the call and maturities of these securities, back into the securities portfolio to increase yield and manage the asset ratios on the balance sheet. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash used in financing activities resulting from the increase of deposits, a decrease in short term borrowings and the sale of a subsidiary bank. In the first three months of 2011 deposits, increased $3,193,000, while short term borrowings decreased $217,000. Cash provided by investing activities was $103,855,000 in first three months of 2011 compared to $12,862,000 in first three months of 2010. The change in investing activities was due to the sale of a subsidiary bank.

Capital Resources
Management closely monitors bank capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “adequately capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 8%, 4%, and 4%, respectively. At March 31, 2011, The State Bank was in excess of the minimum adequately capitalized capital and leverage requirements as defined by federal law; however The State Bank and was not in compliance with the capital requirements prescribed by the Consent Order.
Total shareholders’ equity increased 0.9% to $16,206,000 at March 31, 2011 compared with $16,055,000 at December 31, 2010. The increase was due to the net income in the first three months of 2011, partially offset by decreases in other comprehensive loss as noted below. The Corporation’s equity to asset ratio was 5.2% at March 31, 2011 and 3.8% at December 31, 2010.
As indicated on the balance sheet at December 31, 2010, the Corporation had an accumulated other comprehensive income of $61,000 compared to accumulated other comprehensive loss at March 31, 2011 of $124,000. The fluctuation in the loss position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio.
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
The allowance for loan losses is maintained at a level we believe is appropriate to absorb probable losses identified and inherent in the loan portfolio. Our evaluation of the appropriateness of the allowance for loan losses is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance for loan losses represents management’s best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance for loan losses in the near future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance for loan losses. In either instance unanticipated changes could have a significant impact on operating earnings.
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
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at March 31, 2011 and December 31, 2010. During the second quarter of 2009, the Corporation recognized a full valuation allowance. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
Other Real Estate Owned and Foreclosed Assets are acquired through or as an alternative to loan foreclosure. Such properties are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is expensed as are costs after acquisition.
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at:

(000s omitted)	March 31, 2011	December 31, 2010
Commitments to make loans (at market rates)	$5,524	$8,403
Unused lines of credit and letters of credit	29,427	29,746

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 62 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. For the first three months of 2011, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2011 compared to 2010.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 5 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2011, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 5 GAP Analysis — March 31, 2011

	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$16,000	$0	$0	$0	$16,000
Securities	12,020	5,635	14,621	16,943	49,219
Loans	44,816	35,755	86,617	28,688	195,876
Loans Held for Sale	486	0	0	0	486
FHLB Stock	740	0	0	0	740

Total Earning Assets	$74,062	$41,390	$101,238	$45,631	$262,321

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$46,059	$0	$0	$0	$46,059
Savings Deposits	70,591	0	0	0	70,591
Time Deposits Less than $100,000	7,976	17,059	30,651	90	55,776
Time Deposits Greater than $100,000	8,210	12,667	26,850	0	47,727
Short term borrowings	662	0	0	0	662
Other Borrowings	30	0	149	775	954
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$147,528	$29,726	$57,650	$865	$235,769

Interest Rate Sensitivity GAP	($73,466)	$11,664	$43,588	$44,766	$26,552
Cumulative Interest Rate Sensitivity GAP	($73,466)	($61,802)	($18,214)	$26,552
Interest Rate Sensitivity GAP	0.50	1.39	1.76	52.75
Cumulative Interest Rate Sensitivity GAP Ratio	0.50	0.65	0.92	1.11
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
ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. — None

Item 1A.	Risk Factors — This item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. — None

Item 3.	Defaults Upon Senior Securities. — None

Item 4.	[Reserved]

Item 5.	Other Information. — None

Item 6.	Exhibits.
     (a) Exhibits
10.1	Severance compensation agreement with Ronald L. Justice.

10.2	Amended and restated supplemental executive retirement plan with Daniel J. Wollschlager (Incorporated by reference from Form 8-K filed on May 2, 2010)

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.
Dated: May 13, 2011	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: May 13, 2011	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
10.1	Severance compensation agreement with Ronald L. Justice.

10.2	Amended and restated supplemental executive retirement plan with Daniel J. Wollschlager (Incorporated by reference from Form 8-K filed on May 2, 2010)

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.