Form 10-Q
period 2011-06-30
FENTURA FINANCIAL INC
filed 2011-08-15
CIK 919865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(810) 629-2263
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 25, 2011

Class — Common Stock	Shares Outstanding — 2,349,051

Fentura Financial, Inc.
Index to Form 10-Q

Page
Part I — Financial Information	3

Item 1 — Consolidated Financial Statements (Unaudited)	3-34

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-46

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	46-47

Item 4 — Controls and Procedures	48

Part II — Other Information	49

Item 1 — Legal Proceedings	49

Item 1A — Risk Factors	49

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3 — Defaults Upon Senior Securities	49

Item 4 —Reserved	49

Item 5 — Other Information	49

Item 6 — Exhibits	49

Signatures	50

Exhibit Index	51
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FENTURA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(000s omitted except share data)

	June 30,	Dec 31,
	2011	2010

ASSETS
Cash and due from banks	$22,481	$11,592
Federal funds sold	5,000	21,900

Total cash and cash equivalents	27,481	33,492
Securities available for sale	53,535	41,875
Securities held to maturity	3,648	4,350

Total securities	57,183	46,225
Loans held for sale	869	850
Loans:
Commercial	43,327	43,395
Real estate loans — commercial	105,828	116,381
Real estate loans — residential	20,759	19,046
Consumer loans	27,003	29,153

Total loans	196,917	207,975
Less: Allowance for loan losses	(8,928)	(10,027)

Net loans	187,989	197,948
Bank owned life insurance	5,869	5,800
Bank premises and equipment	10,226	10,335
Federal Home Loan Bank stock	661	740
Accrued interest receivable	1,025	1,050
Other real estate owned	1,854	2,742
Assets of discontinued operations	9,011	122,968
Other assets	1,165	2,078

Total assets	$303,333	$424,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$63,817	$55,044
Interest bearing	204,295	220,933

Total deposits	268,112	275,977
Short term borrowings	627	879
Federal Home Loan Bank advances	923	954
Subordinated debentures	14,000	14,000
Liabilities of discontinued operations	76	113,321
Accrued taxes, interest and other liabilities	3,184	3,042

Total liabilities	286,922	408,173

Shareholders’ equity
Common stock — no par value, 5,000,000 shares authorized, 2,349,051 shares outstanding at June 30, 2011 (2,308,765 at December 31, 2010)	43,099	43,036
Accumulated deficit	(26,977)	(27,042)
Accumulated other comprehensive income	289	61

Total shareholders’ equity	16,411	16,055

Total liabilities and shareholders’ equity	$303,333	$424,228

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(000s omitted except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income
Loans, including fees	$2,843	$3,538	$5,860	$7,130
Interest and dividends on securities:
Taxable	339	219	618	444
Tax-exempt	39	92	84	204
Interest on federal funds sold	13	7	22	10

Total interest income	3,234	3,856	6,584	7,788
Interest expense
Deposits	654	1,057	1,376	2,191
Borrowings	126	127	252	253

Total interest expense	780	1,184	1,628	2,444

Net interest income	2,454	2,672	4,956	5,344
Provision for loan losses	730	2,449	1,525	3,584

Net interest income after provision for loan losses	1,724	223	3,431	1,760
Non-interest income
Service charges on deposit accounts	290	359	586	784
Trust and investment services income	230	194	518	463
Gain on sale of mortgage loans	31	123	99	204
Gain on sale of securities	0	71	5	71
Other income and fees	403	589	900	929

Total non-interest income	954	1,336	2,108	2,451
Non-interest expense
Salaries and employee benefits	1,623	1,595	3,296	3,214
Occupancy	276	311	560	632
Furniture and equipment	278	322	570	628
Loan and collection	85	272	195	645
Advertising and promotional	44	41	63	67
Other operating expenses	664	836	1,507	1,469

Total non-interest expense	2,970	3,377	6,191	6,655

Loss from continuing operations before income tax	(292)	(1,818)	(652)	(2,444)
Federal income tax (benefit) expense	(156)	421	(368)	107

Net loss from continuing operations	$(136)	$(2,239)	$(284)	$(2,551)
Discontinued operations, net of tax
Loss from discontinued operations	(109)	(541)	(120)	(712)
Gain from sale of discontinued operations	0	0	469	0

Net (loss) income from discontinued operations	(109)	(541)	349	(712)

Net (loss) income	$(245)	$(2,780)	$65	$(3,263)

Net loss per share from continuing operations
Basic and diluted	$(0.06)	$(0.99)	$(0.12)	$(1.13)

Net (loss) income per share from discontinued operations
Basic and diluted	$(0.05)	$(0.23)	$0.15	$(0.31)

Net (loss) income per share
Basic and diluted	$(0.11)	$(1.22)	$0.03	$(1.44)

Cash dividends declared	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	June 30,
(000s omitted except share data)	2011	2010

Common Stock
Balance, beginning of period	$43,036	$42,913
Issuance of shares under
Director stock purchase plan and dividend reinvestment program (40,286 and 27,888 shares)	63	61

Balance, end of period	43,099	42,974

Accumulated Deficit
Balance, beginning of period	(27,042)	(21,657)
Net income (loss)	65	(3,263)

Balance, end of period	(26,977)	(24,920)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	61	(724)
Change in unrealized gain on securities, net of tax	228	565

Balance, end of period	289	(159)

Total shareholders’ equity	$16,411	$17,895

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(000s omitted)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$65	$(3,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	214	346
Provision for loan losses	1,525	3,584
Loans originated for sale	(6,377)	(12,999)
Proceeds from the sale of loans	6,457	12,046
Gain on sales of loans	(99)	(204)
(Gain) loss on other real estate owned	(4)	148
Write downs on other real estate owned	68	124
Gain on sale of securities	(5)	(71)
Earnings from bank owned life insurance	(69)	(77)
Net decrease in interest receivable & other assets	417	599
Net increase in interest payable & other liabilities	218	1,138
Net change in discontinued operations operating activities	10,638	4,952

Net cash provided by operating activities	13,048	6,323

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities of securities — HTM	701	0
Proceeds from maturities of securities — AFS	2,930	8,054
Proceeds from calls of securities — HTM	0	751
Proceeds from calls of securities — AFS	2,000	1,500
Proceeds from sales of securities — AFS	2,024	6,760
Purchases of securities — AFS	(17,714)	(9,314)
Proceeds from sale of bank subsidiary	711	0
Net decrease in loans	7,774	11,604
Repurchase of FHLB Stock	79	0
Sales of other real estate owned	1,480	1,724
Acquisition of premises and equipment, net	(246)	(61)
Net change in discontinued operations investing activities	93,229	35,615

Net cash provided by investing activities	92,968	56,633

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(7,865)	(22,612)
Net decrease in short term borrowings	(252)	(154)
Repayments of Federal Home Loan Bank advances	(31)	(27)
Net proceeds from stock issuance	63	61
Net change in discontinued operations financing activities	(103,942)	(36,845)

Net cash used in financing activities	(112,027)	(59,577)

Net change in cash and cash equivalents	(6,011)	3,379
Cash and cash equivalents — Beginning	33,492	31,640

Cash and cash equivalents — Ending	27,180	44,493
Less cash and cash equivalents of discontinued operations	301	9,474

Cash and cash equivalents of continuing operations	$27,481	$35,019

Cash paid for:
Interest	$1,216	$619
Income taxes	$0	$0
Non-cash Disclosures:
Transfers from loans to other real estate	$660	$1,922

FENTURA FINANICIAL, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000s omitted)	2011	2010	2011	2010

Net (loss) income	$(245)	$(2,780)	$65	$(3,263)
Other comprehensive income, net of tax:
Reclassification adjustment for gains included in income	0	0	5	82
Unrealized holding (losses) gains related to available-for-sale securities arising during period	626	669	340	774
Tax effect	(213)	(266)	(117)	(291)

Other comprehensive income	413	403	228	565

Comprehensive income (loss)	$168	$(2,377)	$293	$(2,698)

FENTURA FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiary The State Bank in Fenton, Michigan; and reported as discontinued operations, Fentura Holdings LLC (“FHLLC”), Davison State Bank in Davison, Michigan and West Michigan Community Bank in Hudsonville, Michigan and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.
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
Financial statements are presented with discontinued operations sequestered on the balance sheet, operations statement and statement of cash flows. The presentations have been updated for June 30, 2011, December 31, 2010 and June 30, 2010 to reflect the discontinued operations results.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.
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

NOTE 1 — BASIS OF PRESENTATION (continued)
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage- backed securities, where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold.
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.
In determining OTTI management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or it is more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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

NOTE 1 — BASIS OF PRESENTATION (continued)
changes in credit concentrations. The following portfolio segments have been identified: commercial, commercial real estate, residential mortgage, installment loans and home equity loans.
A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.
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
The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. There were no such interest or penalties in 2011 or 2010.
Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Corporation or by the Corporation to shareholders. The State Bank has been restricted from dividend payments due to the signing of a Consent Order with the Federal Deposit Insurance Corporation (FDIC). The Holding Company has been placed under restrictions by the Federal Reserve regarding the declaration or payment of any dividends and the receipt of dividends from its subsidiary Bank.
Stock Option and Restricted Stock Plans: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

NOTE 1 — BASIS OF PRESENTATION (continued)
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
The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price
Options outstanding and exercisable at January 1, 2011	18,872	$29.32
Options forfeited in 2011	2,238	$20.77

Options outstanding and exercisable at June 30, 2011	16,634	$30.47

For the three month period ended June 30, 2011, there were no shares of stock forfeited.
On February 24, 2011, the Corporation’s board of directors granted 25,000 Stock Appreciation Rights (“SARs”) to five executives. The terms of the Stock Appreciation Rights Agreements (the “SAR Agreements”) provide that the SARs will be paid in cash on one or two fixed dates, which are determined as certain performance conditions are met. The conditions include the Corporation’s wholly owned subsidiary, The State Bank, no longer being subject to terms, conditions and restrictions of the consent order dated December 31, 2009 (the “Consent Order”) and the Corporation no longer being subject to terms, conditions and restrictions of the agreement between the Corporation and the Federal Reserve Board, which was effective November 4, 2010 (the “FRB Agreement”). The first payment date under the agreement is the latest of February 24, 2014, the date on which the State Bank is no longer subject to the terms, conditions and restrictions of the Consent Order, and the date on which the Corporation is no longer subject to the terms, conditions and restrictions of the FRB Agreement. On the first SAR payment date a participant shall receive an amount equal to the product of the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock over $2.00. If the first SAR payment date does not occur prior to February 24, 2016, then the SARs shall be cancelled without any payment to the participant. If the first SAR payment date occurs prior to February 24, 2016, then the second SAR payment date shall be February 24, 2016. On the second payment date a participant shall receive an amount equal to the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock on the second SAR payment date over the value of one share of the Corporation’s common stock on the first SAR payment date. If the fair market value of one share of the Corporation’s common stock on the second SAR payment date does not exceed the fair market of one share of the Corporation’s common stock on the first SAR payment date, then no payment shall be made to the participant on the second SAR payment date. Generally accepted accounting principles require plans settled in cash to be accounted for as liabilities only when the liability is probable and reasonably estimable and to be re-measured at each reporting period. Management has determined that as of June 30, 2011, it is not probable that the performance criteria will be met and as such no liability for the compensatory element of the awards has been recorded in the interim consolidated financial statements.

NOTE 1 — BASIS OF PRESENTATION (continued)
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
NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
Newly Issued But Not Yet Effective Accounting Guidance
In April 2011, the FASB has issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU provides guidance for companies when determining whether a loan modification is a troubled debt restructuring. The ASU also provides additional disclosure requirements. It is effective for public corporations for interim and annual periods beginning on or after June 15, 2011. The guidance is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Corporation is in the process of determining the impact of adoption.
In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing. This ASU provides guidance to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The standard addresses the necessity and usefulness of the collateral maintenance guidance for the transferor’s ability criterion when determining whether a repo should be accounted for as a sale or as a secured borrowing. It is effective the first interim or annual period beginning on or after December 15, 2011. The Corporation believes the adoption of this standard will not have an impact on our financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement. This is an amendment to ASU 2010-06, Improving Disclosure about Fair Value Measurement. This standard requires informational disclosures on transfers between Level 1 and Level 2 instruments of the fair value hierarchy. The standard also requires informational disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs. In addition the amended standard requires the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. It is effective the first interim or annual period beginning on or after December 15, 2011. Adoption of this standard will not have a significant impact on our financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income. This standard requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate consecutive statements. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this standard will not have a significant impact on the display of our financial statements.

NOTE 3 — SECURITIES
Securities are as follows:

		Gross	Gross
(000s omitted)		Unrealized	Unrealized
Available for Sale	Amortized Cost	Gains	Losses	Fair Value
June 30, 2011
U.S. Government and federal agency	$5,991	$25	$0	$6,016
Mortgage-backed residential	8,899	192	0	9,091
Collateralized mortgage obligations-agencies	32,114	636	(4)	32,746
Collateralized mortgage obligations-private label	3,935	0	(425)	3,510
Equity securities	2,155	84	(67)	2,172

	$53,094	$937	$(496)	$53,535

December 31, 2010
U.S. Government and federal agency	$4,005	$6	$(11)	$4,000
Mortgage-backed residential	7,342	126	(36)	7,432
Collateralized mortgage obligations-agencies	24,758	258	(114)	24,902
Collateralized mortgage obligations-private label	4,215	0	(344)	3,871
Equity securities	1,655	49	(34)	1,670

	$41,975	$439	$(539)	$41,875

		Gross	Gross
(000s omitted)		Unrealized	Unrealized
Held to Maturity	Amortized Cost	Gains	Losses	Fair Value
June 30, 2011
State and municipal	$3,648	$78	$0	$3,726

	$3,648	$78	$0	$3,726

December 31, 2010
State and municipal	$4,350	$41	$(8)	$4,383

	$4,350	$41	$(8)	$4,383

NOTE 3 — SECURITIES (continued)
Contractual maturities of securities at June 30, 2011 were as follows. Securities not due at a single maturity date, mortgage-backed, collateralized mortgage obligations and equity securities are shown separately.

	Available for Sale
	Amortized	Fair
(000s omitted)	Cost	Value
U.S. Government and federal agency
Due from one to five years	$2,000	$1,999
Due from five to ten years	3,991	4,017
Mortgage-backed residential	8,899	9,091
Collateralized mortgage obligations-agencies	32,114	32,746
Collateralized mortgage obligations-private label	3,935	3,510
Equity securities	2,155	2,172

	$53,094	$53,535

	Held to Maturity
	Amortized	Fair
(000s omitted)	Cost	Value
Due in one year or less	$715	$720
Due from one to five years	1,737	1,770
Due from five to ten years	1,196	1,236
Due after ten years	0	0

	$3,648	$3,726

At June 30, 2011, there were 2 private label CMO securities, with aggregate holdings totaling $3,510,000 which exceeded 10% of shareholders’ equity. At June 30, 2010, there were holdings totaling $4,175,000 of private label CMO securities which exceeded 10% of shareholders equity.
Sales of available for sale securities were as follows:

(000s omitted)	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Proceeds	$2,024	$6,067
Gross gains	5	82
Gross losses	0	0
There was a sale of $2,024,000 of available for sale securities during the six months ended June 30, 2011. This is compared to sales totaling $6,067,000 of available for sale securities for the six months ended June 30, 2010.
The cost basis used to determine the unrealized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

NOTE 3 — SECURITIES (continued)
Securities with unrealized losses are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less than 12 months		12 months or more		Total
June 30, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations-agencies	$1,902	$(4)	$0	$0	$1,902	$(4)
Collateralized mortgage obligations-private label	0	0	3,510	(425)	3,510	(425)
Equity securities	384	(63)	1	(4)	385	(67)

Total temporarily impaired	$2,286	$(67)	$3,511	$(429)	$5,797	$(496)

	Less than 12 months		12 months or more		Total
December 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
US Government and federal agency	$1,989	$(11)	$0	$0	$1,989	$(11)
State and municipal	365	(3)	245	(5)	610	(8)
Mortgage-backed residential	2,062	(36)	0	0	2,062	(36)
Collateralized mortgage obligations-agencies	6,085	(114)	0	0	6,085	(114)
Collateralized mortgage obligations-private label	0	0	3,871	(344)	3,871	(344)
Equity securities	186	(14)	439	(20)	625	(34)

Total temporarily impaired	$10,687	$(178)	$4,555	$(369)	$15,242	$(547)

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In evaluating OTTI, management considers the factors presented in Note 1.
As of June 30, 2011, the Corporation’s security portfolio consisted of 83 securities, 4 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, as discussed below.
Collateralized Mortgage Obligations
The decline in fair value of the Corporation’s private label collateralized mortgage obligations is primarily attributable to the lack of liquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. The ratings held on the private label securities are AA and A-. The underlying collateral of these CMOs is comprised largely of 1-4 family residences. In each of these securities, the Corporation holds the senior tranche and receives payments before other tranches. For private label securities, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. At June 30, 2011, the two private label securities having an amortized cost of $3,935,000 have an unrealized loss of $425,000.
The Corporation has also been closely monitoring the performance of the CMO and MBS portfolios. Management monitors items such as payment streams and underlying default rates, and did not determine a severe change in these items. On a quarterly basis, management uses multiple assumptions to project the expected future cash flows of the private label CMOs with prepayment speeds, projected default rates

NOTE 3 – SECURITIES (continued)
and loss severity rates. The cash flows are then discounted using the effective rate on the securities determined at acquisition. Recent historical experience is the base for determining the cash flow assumptions and are adjusted when appropriate after considering characteristics of the underlying loans collateralizing the private label CMO security.
The Corporation has one agency collateralized mortgage obligation with an unrealized loss of $4,000. The decline in value is primarily due to changes in interest rates and other market conditions.
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
Additionally management considers the length of time the investments have been at an unrealized loss. At the end of the second quarter, management performed its review and determined that no additional other-than-temporary impairment was necessary on the equity securities in the portfolio.
NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
Major categories of loans are as follows:

(000s omitted)	June 30, 2011	December 31, 2010
Commercial	$43,327	$43,395
Real estate — commercial	98,290	106,784
Real estate — construction	7,538	9,597
Real estate — mortgage	20,759	19,046
Consumer	27,003	29,153

	196,917	207,975
Less allowance for loan losses	8,928	10,027

	$187,989	$197,948

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
Activity in the allowance for loan losses, by loan class, for the three month period ended June 30, 2011 is as follows:

		Commercial	Residential
		Real	Real	Installment	Home
(000s omitted)	Commercial	Estate	Estate	Loans	Equity	Unallocated	Total

Balance, April 1, 2011
Allowance for loan losses	$717	$7,136	$397	$190	$573	$2	$9,015
Provision for loan losses	451	(172)	(9)	60	41	359	730
Loans charged off	(134)	(752)	0	(25)	0	0	(911)
Loan recoveries	15	72	0	6	1	0	94

Balance June 30, 2011	$1,049	$6,284	$388	$231	$615	$361	$8,928

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
Activity in the allowance for loan losses, by loan class, for the six month period ended June 30, 2011 is as follows:

		Commercial	Residential
		Real	Real	Installment	Home
(000s omitted)	Commercial	Estate	Estate	Loans	Equity	Unallocated	Total

Balance January 1, 2011
Allowance for loan losses	$869	$7,942	$411	$233	$508	$64	$10,027
Provision for loan losses	305	691	(13)	43	189	310	1,525
Loans charged off	(134)	(2,570)	(11)	(57)	(98)	0	(2,870)
Loan recoveries	21	196	1	12	16	0	246

Balance June 30, 2011	$1,061	$6,259	$388	$231	$615	$374	$8,928

Activity in the allowance for loan losses, for the three and six month periods ended June 30, 2010 is as follows:

	Six	Three
(000s omitted)	Month	Month
Balance, beginning of period	$8,589	$9,686
Provision for loan losses	3,584	2,449
Loans charged off:
Commercial	(269)	(165)
Commercial real estate	(1,571)	(1,248)
Installment	(113)	(89)
Home equity	(140)	(55)
Residential real estate	(162)	(84)

Total loans charged off	(2,255)	(1,641)

Loan recoveries:
Commercial	76	57
Commercial real estate	553	12
Installment	58	43
Home equity	5	4
Residential real estate	0	0

Total loan recoveries	692	116

Balance, end of period	$10,610	$10,610

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

		Commercial	Residential
(000s omitted)		Real	Real	Installment	Home
June 30, 2011	Commercial	Estate	Estate	Loans	Equity	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$374	$5,177	$27	$99	$290	$0	$5,967
Collectively evaluated for impairment	675	1,107	361	132	325	361	2,961

Total ending allowance balance	$1,049	$6,284	$388	$231	$615	$361	$8,928

Loans:
Loans individually evaluated for impairment	$3,092	$21,733	$591	$263	$502	$0	$26,181
Loans collectively evaluated for impairment	40,235	84,095	20,168	7,084	19,154	0	170,736

Total ending loans balance	43,327	105,828	20,759	7,347	19,656	0	196,917
Accrued interest receivable	133	380	63	42	61	0	679

Total recorded investment in loans	$43,460	$106,208	$20,822	$7,389	$19,717	$0	$197,596

		Commercial	Residential
(000s omitted)		Real	Real	Installment	Home
December 31, 2010	Commercial	Estate	Estate	Loans	Equity	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$5,962	$95	$69	$160	$18	$6,488
Collectively evaluated for impairment	685	1,980	316	164	348	46	3,539

Total ending allowance balance	$869	$7,942	$411	$233	$508	$64	$10,027

Loans:
Loans individually evaluated for impairment	$1,183	$25,602	$1,069	$228	$357	$0	$28,439
Loans collectively evaluated for impairment	42,212	90,779	17,977	7,798	20,770	0	179,536

Total ending loans balance	$43,395	$116,381	$19,046	$8,026	$21,127	$0	$207,975
Accrued interest receivable	357	429	76	55	58	0	975

Total recorded investment in loans	$43,752	$116,810	$19,122	$8,081	$21,185	$0	$208,950

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
The following table presents loans individually evaluated for impairment by class of loans as of:

			Allowance
			for Loan
	Unpaid Principal	Recorded	Losses
June 30, 2011	Balance	Investment	Allocated

With no related allowances recorded:
Commercial	$938	$945	$0
Commercial Real Estate
Construction	540	530	0
Other	1,800	1,806	0
Residential real estate	252	252	0
Consumer
Installment Loans	122	122	0
Home Equity	89	90	0
With an allowance recorded:
Commercial	2,154	2,155	374
Commercial real estate:
Construction	4,923	4,924	444
Other	14,470	14,517	4,733
Residential real estate	339	339	27
Consumer
Installment loans	141	141	99
Home equity	413	414	290

Total	$26,181	$26,234	$5,967

			Allowance
			for Loan
	Unpaid Principal	Recorded	Losses
December 31, 2010	Balance	Investment	Allocated

With no related allowances recorded:
Commercial	$490	$490	$0
Commercial Real Estate
Construction	149	149	0
Other	4,034	4,036	0
Residential real estate	544	544	0
Consumer
Installment Loans	116	116	0
Home Equity	74	75	0
With an allowance recorded:
Commercial	693	696	184
Commercial real estate:
Construction	348	348	101
Other	21,071	21,161	5,879
Residential real estate	525	529	95
Consumer
Installment loans	112	112	69
Home equity	283	284	160

Total	$28,439	$28,540	$6,488

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the recorded investment in nonaccrual, including real estate owned in redemption, and loans past due over 90 days still on accrual by class of loans at:

		Loans Past Due
June 30, 2011		Over 90 Days Still
(000s omitted)	Nonaccrual	Accruing

Commercial	$1,810	$0
Commercial real estate
Construction	4,841	0
Other	7,029	0
Consumer
Installment loans	117	0
Residential real estate (1)	519	0

Total	$14,316	$0

		Loans Past Due
December 31, 2010		Over 90 Days Still
(000s omitted)	Nonaccrual	Accruing (1)

Commercial	$1,847	$0
Commercial real estate
Construction	5,234	0
Other	4,799	0
Consumer
Installment loans	121	0
Residential real estate	495	135

Total	$12,496	$135

(1)	-	Includes accrued interest receivable of $2
The following table presents the aging of the recorded investment in past due loans by class of loans at:

(000s omitted)	30-59 Days	60-89 Days	Greater than 90	Total Past
June 30, 2011	Past Due	Past Due	Days Past Due	Due

Commercial	$1,948	$18	$1,810	$3,776
Commercial real estate:
Construction	9	0	5,221	5,230
Other	982	835	6,649	8,466
Consumer:
Installment loans	11	0	117	128
Home Equity	171	0	0	171
Residential real estate
Traditional	96	0	519	615

Total	$3,217	$853	$14,316	$18,386

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(000s omitted)	30-59 Days	60-89 Days	Greater than 90	Total Past
December 31, 2010	Past Due	Past Due	Days Past Due	Due

Commercial	$26	$235	$1,209	$1,470
Commercial real estate:
Construction	0	141	4,748	4,889
Other	1,186	11	4,133	5,330
Consumer:
Installment loans	46	4	96	146
Home Equity	118	5	0	123
Residential real estate
Traditional	156	0	630	786

Total	$1,532	$396	$10,816	$12,744

Renegotiated loans:
Renegotiated loans totaled $4,846,000 at June 30, 2011 compared to $3,654,000 at December 31, 2010.
The Corporation allocated $308,000 and $71,000 of specific reserves to customers whose loan terms have been modified in renegotiated loans as of June 30, 2011 and December 31, 2010. Renegotiated loans are also included within impaired loans. The Corporation has no additional amounts committed to these customers.
Loans in discontinued operations:
As part of the terms of the sale of West Michigan Community Bank, certain non performing assets were transferred to a newly formed subsidiary of the Corporation. The subsidiary acquired $1,100,000 of substandard loans, $4,400,000 of non-accrual loans and $800,000 of real estate in redemption. The loans and real estate owned were recorded at book value at the date of transfer.
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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be prime or pass rated loans. Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

(000s omitted)
June 30, 2011	Prime	Pass	Watch	Substandard	Total
Commercial	$5,335	$33,554	$1,471	$3,100	$43,460
Commercial real estate:
Construction	0	773	1,175	5,873	7,821
Other	0	76,532	5,941	15,913	98,387

Total	$5,335	$110,859	$8,587	$24,887	$149,668

(000s omitted)
December 31, 2010	Prime	Pass	Watch	Substandard	Total
Commercial	$3,174	$33,871	$3,530	$3,177	$43,752
Commercial real estate:
Construction	0	755	1,414	6,979	9,148
Other	0	81,739	9,863	16,060	107,662

Total	$3,174	$116,365	$14,807	$26,216	$160,562

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

(000s omitted)	Consumer		Residential
June 30, 2011	Home Equity	Installment	Real Estate	Total
Performing	$19,213	$7,127	$20,231	$46,571
Non-performing	504	262	591	1,357

Total	$19,717	$7,389	$20,822	$47,928

(000s omitted)	Consumer		Residential
December 31, 2010	Home Equity	Installment	Real Estate	Total
Performing	$21,128	$7,553	$18,053	$46,734
Non-performing	57	528	1,069	1,654

Total	$21,185	$8,081	$19,122	$48,388

NOTE 5– FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values.

NOTE 5– FAIR VALUE (continued)
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
Assets Measured on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(000s omitted)		Assets	Inputs	Inputs
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale securities
US Government and federal agency	$6,016	$0	$6,016	$0
Mortgage-backed residential	9,091	0	9,091	0
Collateralized mortgage obligations-agency	32,746	0	32,746	0
Collateralized mortgage obligations-private label	3,510	0	3,510	0
Equity securities	2,172	0	1,030	1,142

	$53,535	$0	$52,393	$1,142

NOTE 5– FAIR VALUE (continued)

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(000s omitted)		Assets	Inputs	Inputs
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale securities
US Government and federal agency	$4,000	$0	$4,000	$0
Mortgage-backed residential	7,432	0	7,432	0
Collateralized mortgage obligations-agency	24,902	0	24,902	0
Collateralized mortgage obligations-private label	3,871	0	3,871	0
Equity securities	1,670	0	523	1,147

	$41,875	$0	$40,728	$1,147

During the fourth quarter of 2010, $1,445,000 of equity securities were transferred from Level 2 to Level 3 due to no observable trades which resulted in and a change in valuation methodology.
The table below presents a reconciliation including the respective income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Equity Securities
(000s omitted)	2011	2010
Beginning balance, January 1,	$1,147	$1,229
Total gains or losses (realized / unrealized)
Included in earnings
Loss on security impairment	0	200
Included in other comprehensive income	(5)	(356)
Transfer in and/or out of Level 3	0	(1,073)

Ending balance, June 30,	$1,142	$0

NOTE 5– FAIR VALUE (continued)
Assets Measured on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis are summarized below:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(000s omitted)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2011
Impaired loans
Commercial	$5	$0	$0	$5
Commercial real estate	7,450	0	0	7,450
Residential real estate	563	0	0	563
Consumer	381	0	0	381

Total impaired loans	$8,399	$0	$0	$8,399

Other real estate owned
Commercial real estate	$96	$0	$0	$96

Total other real estate owned	$96	$0	$0	$96

At December 31, 2010
Impaired loans
Commercial	$599	$0	$0	$599
Commercial real estate	7,066	0	0	7,066
Residential real estate	716	0	0	716
Consumer	355	0	0	355

Total impaired loans	$8,736	$0	$0	$8,736

Other real estate owned
Commercial real estate	$235	$0	$0	$235
Residential real estate	60	0	0	60

Total other real estate owned	$295	$0	$0	$295

The following represent impairment charges recognized during the period:
At June 30, 2011, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $11,244,000 with a valuation allowance of $2,845,000. This resulted in an additional provision for loan losses of $604,000 for the three month period and $800,000 for the six month period ending June 30, 2011 This is compared to December 31, 2010 when the principal amount of impaired loans was $12,500,000 with a valuation allowance of $3,764,000.
Other real estate owned which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $1,854,000, of which $96,000 was at fair value at June 30, 2011, resulting from write-downs totaling $33,000 for the three month period and $68,000 for the six month period. At December 31, 2010, other real estate owned had a net carrying amount of $2,742,000, of which $295,000 was at fair value.

NOTE 5— FAIR VALUE (continued)
Carrying amount and estimated fair value of financial instruments, not previously presented were as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
(000s omitted)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$27,481	$27,481	$33,492	$33,492
Securities — held to maturity	3,648	3,726	4,350	4,383
Loans held for sale	869	869	850	850
Net loans (including impaired loans)	187,989	184,878	197,948	194,925
FHLB stock	661	661	740	740
Accrued interest receivable	1,025	1,025	1,050	1,050

Liabilities:
Deposits	$268,112	$268,226	$275,977	$272,223
Short-term borrowings	627	627	879	879
FHLB advances	923	1,136	954	1,369
Subordinated debentures	14,000	12,614	14,000	12,613
Accrued interest payable	1,358	1,358	1,166	1,166
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

NOTE 5— FAIR VALUE (continued)
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
NOTE 6 — INCOME TAXES
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at June 30, 2011 and December 31, 2010. The Corporation’s evaluation of taxable events, losses in recent years and the continuing deterioration of the Michigan economy led management to conclude that it was more likely than not that the benefit would not be realized. As a result, the Corporation maintained a full valuation allowance at June 30, 2011 and December 31, 2010.
An income tax benefit associated with continuing operations in the amount of $368,000 was recorded for the period ending June 30, 2011 and an income tax expense in the amount of $107,000 was recorded for the period ending June 30, 2010. The amount recorded considers the results of current period adjustments to other comprehensive income and discontinued operations. Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances when there is a pre-tax loss from continuing operations and income from other categories such as other comprehensive income or discontinued operations. In such case, pre-tax income from other categories is included in the tax expense (benefit) calculation for the current period.
There were no unrecognized tax benefits at June 30, 2011 or December 31, 2010, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Corporation and its subsidiaries are subject to U.S federal income taxes as well as income tax of the state of Michigan. The Corporation is no longer subject to examination by taxing authorities for years before 2007.
NOTE 7 — EARNINGS PER COMMON SHARE
A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three month and six month periods ended June 30, 2011 and 2010:

NOTE 7 — EARNINGS PER COMMON SHARE (continued)
The factors in the earnings per share computation follow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000s omitted except share and per share data)	2011	2010	2011	2010

Basic
Net (loss) income	$(245)	$(2,780)	$65	$(3,263)

Weighted average common shares outstanding	2,320,920	2,268,791	2,315,446	2,259,406

Basic (loss) income per common share	$(0.11)	$(1.22)	$0.03	$(1.44)

Diluted
Net (loss) income	$(245)	$(2,780)	$65	$(3,263)
Weighted average common shares outstanding for basic earnings per common share	2,320,920	2,268,791	2,315,446	2,259,406
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Average shares and dilutive potential common shares	2,320,920	2,268,791	2,315,446	2,259,406

Diluted income (loss) per common share	$(0.11)	$(1.22)	$0.03	$(1.44)

The factors in the earnings per share of continuing operations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000s omitted except share and per share data)	2011	2010	2011	2010
Basic
Net loss of continuing operations	$(136)	$(2,239)	$(284)	$(2,551)

Weighted average common shares outstanding	2,320,920	2,268,791	2,315,446	2,259,406

Basic loss per common share from continuing operations	$(0.06)	$(0.99)	$(0.12)	$(1.13)

Diluted
Net loss of continuing operations	$(136)	$(2,239)	$(284)	$(2,551)
Weighted average common shares outstanding for basic earnings per common share	2,320,920	2,268,791	2,315,446	2,259,406
Add: Dilutive effects of assumed exercises of Stock options	0	0	0	0

Average shares and dilutive potential	2,320,920	2,268,791	2,315,446	2,259,406

common shares
Diluted loss per common share from continuing operations	$(0.06)	$(0.99)	$(0.12)	$(1.13)

Stock options of 16,634 and 16,755 shares of common stock outstanding at June 30, 2011 and June 30, 2010, respectively were not considered in computing diluted earnings per common share for 2011 and 2010, because they were antidilutive.
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
A condensed balance sheet of discontinued operations, at June 30, 2011, is presented below.
LOANS AND OTHER REAL ESTATE ASSUMED
CONDENSED BALANCE SHEET OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

June 30,
2011
ASSETS
Cash and cash equivalents	301
Loans	7,350
Other real estate owned	1,246
Other assets	114

Total assets	$9,011

LIABILITIES
Deposits:
Non-interest bearing	23

Total deposits	23
Accrued taxes	53

Total liabilities	$76

As discussed above West Michigan Community Bank was sold to a third party investor group as of January 31, 2011. As a result there is no balance sheet presentation at June 30, 2011. A condensed balance sheet of discontinued operations is presented below at December 31, 2010.
WEST MICHIGAN COMMUNITY BANK
CONDENSED BALANCE SHEET OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

Dec 31,
2010
ASSETS
Cash and cash equivalents	$8,309
Securities — available for sale	15,080
Loans, net of allowance of $3,543	86,353
Other assets	13,226

Total assets	$122,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$13,751
Interest bearing	93,546

Total deposits	107,297
Federal Home Loan Bank advances	5,000
Accrued taxes, interest and other liabilities	1,024
Shareholders’ equity	9,647

Total liabilities and shareholders’ equity	$122,968

NOTE 9 — DISCONTINUED OPERATIONS (continued)
A condensed statement of income of discontinued operations related to loans and other real estate assumed upon the sale of West Michigan Community Bank is presented for the three and six month periods ended June 30, 2011. Due to the transfer of loans at January 31, 2011, only five months of income and expense are presented in the six month period.
LOANS AND OTHER REAL ESTATE ASSUMED
CONDENSED STATEMENT OF INCOME (LOSS) OF DISCONTINUED OPERATIONS
Unaudited
(000s omitted)

	Three Months Ended	Six Months Ended
	June 30	June 30
	2011	2011

Interest income	$53	$54

Net interest income after provision for loan losses	53	54

Non-interest income	107	148
Non-interest expense	326	484

Loss before federal income tax	(166)	(282)
Federal income tax expense (benefit)	(57)	(57)

Net loss	$(109)	$(225)

Due to the sale of West Michigan Community Bank on January 31, 2011, the six months ended June 30, 2011 income statement represents a one month period. There is no income statement presentation for the three months ended June 30, 2011.
WEST MICHIGAN COMMUNITY BANK
CONDENSED STATEMENT OF INCOME (LOSS) OF DISCONTINUED OPERATIONS
Unaudited
(000s omitted)

	Three Months Ended	Six Months Ended
	June 30	June 30
	2010	2011	2010

Interest income	$1,755	$515	$3,551
Interest expense	609	129	1,363

Net interest income	1,146	386	2,188
Provision for loan loss	1,170	(50)	1,825

Net interest income (loss) after provision for loan loss	(24)	436	363

Non-interest income	222	121	454
Non-interest expense	1,179	415	2,463

Income (loss) before federal income tax	(981)	142	(1,646)

Federal income tax expense (benefit)	(555)	37	(562)

Net income (loss)	$(426)	$105	$(1,084)

In March 2009, the Corporation entered into an agreement to sell all of the stock of one of its bank subsidiaries, Davison State Bank, to a private, non-affiliated, investor group. As of April 30, 2010, Davison State Bank was sold to an independent financial group. As a result, there is no balance sheet for presentation at June 30, 2011 or December 31, 2010.

NOTE 9 — DISCONTINUED OPERATIONS (continued)
A condensed statement of income of discontinued operations is presented for the three and six month periods ended June 30, 2010. Due to the sale of Davison State Bank, there is no income statement for presentation for the three or six month periods ended June 30, 2011.
DAVISON STATE BANK
CONDENSED STATEMENT OF INCOME (LOSS) OF DISCONTINUED OPERATIONS
(Unaudited)
(000s omitted)

	Three	Six
	Months	Months
	Ended	Ended
	June 30	June 30
	2010	2010

Interest income	$150	$607
Interest expense	27	116

Net interest income	123	491
Provision for loan losses	0	(5)

Net interest income after provision for loan losses	123	496

Non-interest income	51	178
Non-interest expense	351	121

Income (loss) before federal income tax	(177)	553
Federal income tax (benefit) expense	(62)	181

Net (loss) income	$(115)	$372

During the first quarter of 2010, the Corporation reversed a previously recorded gross estimated loss of $700,000 related to the sale of Davison State Bank.
TOTAL DISCONTINUED OPERATIONS
CONDENSED STATEMENT OF INCOME (LOSS) OF DISCONTINUED OPERATIONS
Unaudited
(000s omitted)

	Three Month Period Ended		Six Month Period Ended
	June 30		June 30
	2011	2010	2011	2010

Interest income	$53	$1,905	$569	$4,158
Interest expense	0	636	129	1,479

Net interest income	53	1,269	440	2,679
Provision for loan losses	0	1,170	(50)	1,820

Net interest income after provision for loan losses	53	99	490	859

Non-interest income	107	273	269	632
Non-interest expense	326	1,530	899	2,584

Loss before federal income tax	(166)	(1,158)	(140)	(1,093)
Federal income benefit	(57)	(617)	(20)	(381)

Net loss	$(109)	$(541)	$(120)	$(712)

In connection with the sale of West Michigan Community Bank, during the first quarter the Corporation recognized a gross gain of $711,000. Net of tax, the gain amounted to $469,000.

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
Quantitative measures established by regulation to ensure capital adequacy require FDIC insured Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2011 and December 31, 2010, the most recent notifications from Federal Deposit Insurance Corporation categorized the subsidiary Bank as adequately capitalized in accordance with standards.
     As of December 31, 2010, West Michigan Community Bank had a Tier 1 capital to average assets ratio of 7.5%. West Michigan Community Bank was placed under a Consent Order with federal and state banking regulators containing provisions to foster improvement in West Michigan Community Bank’s earnings, reduce non performing loan levels, and increase capital. The Consent Order required West Michigan Community Bank to retain a Tier 1 capital to average assets ratio of a minimum of 8.0%.West Michigan Community Bank was not in compliance with the Consent Order requirements at December 31, 2010. As previously mentioned, West Michigan Community Bank was sold on January 31, 2011; therefore the Consent Order is no longer applicable to the Corporation.
In January 2010, The State Bank entered into a Consent Order with federal and state banking regulators containing provisions to foster improvement in The State Bank’s earnings, reduce nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At June 30, 2011, The State Bank had a Tier 1 capital to average assets ratio of 7.9% and a total capital to risk-weighted assets ratio of 12.4%. The State Bank is not in compliance with all Consent Order requirements, and therefore cannot be considered well capitalized.
The Consent Order restricts the Bank from issuing or renewing brokered deposits. The Consent Order also restricts dividend payments from The State Bank to the Corporation. The Corporation, the Board of Directors and management continue to work on plans to come into compliance with the Consent Order. Recent actions included the injection of capital into The State Bank resulting from the sale of West Michigan Community Bank. On January 31, 2011, $900,000 of capital was injected into The State Bank. On June 2, 2011, $2,862,000 of additional capital was injected into The State Bank. Future capital injections are anticipated following the sale of additional non-performing assets acquired by the newly formed subsidiary of the Corporation. It is anticipated that an additional $850,000 of capital may be injected into to The State Bank in July 2011, following the sale of non-performing assets from the subsidiary of the Corporation. While below the compliance level required by the Order, the Bank maintains capital levels that would be considered adequately capitalized by regulatory standards. Non-compliance with Consent Order requirements may cause the bank to be subject to further enforcement actions by the FDIC.
In October 2010, the Corporation received a notice from The Federal Reserve which defined restrictions being placed upon the holding company. The restrictions include the declaration or payment

NOTE 10-REGULATORY MATTERS (continued)
of any dividends, the receipt of dividends from subsidiary banks, the repayment of any principal or interest on subordinated debentures or Trust Preferred securities, restrictions on debt, any changes in
Executive or Senior Management or change in the role of Senior Management. In addition, the notice provided an expectation that the Corporation “maintain sufficient capital” levels.
As illustrated in the table below, at June 30, 2011, the Consolidated Corporation’s total capital to risk weighted assets ratio indicates that it is adequately capitalized. The Corporation’s total capital to risk weighted assets ratio of 10.8% at June 30, 2011 was above the minimum requirement to be adequately capitalized of 8.0%. This is compared to December 31, 2010 when the total capital to risk weighted assets for the Corporation was at 7.8% and was under capitalized. The improvement in capital ratios was largely driven by the sale of West Michigan Community Bank and the recapture of capital related to the sale. Despite the improvements and current capital levels, the Corporation continues to be required to obtain written approval prior to payments of any dividends or for any increase or decrease to outstanding debt.
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

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital (to Risk Weighted Assets) Consolidated	$24,515	10.8%	$18,137	8.0%	NA	NA
The State Bank	26,433	12.4	17,079	8.0	$21,348	12.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	21,681	9.6	9,068	4.0	NA	NA
The State Bank	23,673	11.1	8,539	4.0	NA	NA
Tier 1 Capital (to Average Assets)
Consolidated	21,681	7.2	12,085	4.0	NA	NA
The State Bank	23,673	7.9	11,921	4.0	23,843	8.0

NOTE 10-REGULATORY MATTERS (continued)

			For Capital		Regulatory
			Adequacy		Agreement
	Actual		Purposes		Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$25,443	7.8%	$26,073	8.0%	NA	NA
The State Bank	22,670	10.0	18,152	8.0	$27,228	12.0%
West Michigan Community Bank	10,722	11.0	7,794	8.0	NA	NA

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	21,261	6.5	13,036	4.0	NA	NA
The State Bank	19,735	8.7	9,076	4.0	NA	NA
West Michigan Community Bank	9,475	9.7	3,897	4.0	NA	NA

Tier 1 Capital (to Average Assets)
Consolidated	21,261	4.9	17,330	4.0	NA	NA
The State Bank	19,735	6.5	12,204	4.0	24,408	8.0
West Michigan Community Bank	9,475	7.5	5,025	4.0	10,050	8.0
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
Results of Operations
As indicated in the income statement, the income for the first six months ended June 30, 2011 was $65,000 compared to a loss of $3,263,000 for the same period in 2010. Net interest income in the second quarter of 2011, was $218,000 below net interest income for the same quarter in 2010. The second quarter 2011 provision for loan losses was reduced to $730,000 compared to $2,449,000 for the second quarter of 2010. For the six month period ended June 30, 2011, the provision for loan losses was $1,525,000 compared to $3,584,000 for the six month period ended June 30, 2010. Management feels the allowance for loan losses is appropriate and has decreased from $10,027,000 at December 31, 2010 to $8,928,000 at June 30, 2011 or a decrease of $1,099,000.
The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended June 30, 2011, the Corporation’s return on average assets (annualized) was (0.08%) compared to (0.58%) for the same period in 2010. For the six months ended June 30, 2011, the Corporation’s return on average equity (annualized) was 0.02% compared to (0.66%) for the same period in 2010. Net loss per share, basic and diluted, was $0.11 in the second quarter 2011 compared to ($1.22) net loss per share basic and diluted for the same period in 2010. Net income per share, basic and diluted, was $0.03 in the six month period ended June 30, 2011 compared to ($1.44) net loss per share basic and diluted for the same period in 2010.

Net Interest Income
Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2011 and 2010 are summarized in Table 2. Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2011 and 2010 are summarized in Table 3. The effects of changes in average interest rates and average balances are detailed in Table 1 below.
Table 1 below displays the effects of changing rates and volumes on our net interest income for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. The information displayed is with respect to the effects on interest income and interest expense attributable to changes in volume and rate.
As indicated in Table 1, during the six months ended June 30, 2011, net interest income decreased compared to the same period in 2010. The volume of loans decreased over the past year, along with a proportionate decrease in interest income. The mix of this change resulted in a decrease in loan yield. To mitigate the decrease in interest income, deposit rates and volumes decreased year over year. The deposit interest rate reduction was achieved by a reduction of offering rates on time deposits, which assisted in discouraging high rate instruments from renewing, with some funds exiting, thus reducing interest bearing liability costs.
Table 1

	SIX MONTHS ENDED
		JUNE 30,
	2011 COMPARED TO 2010
	INCREASE (DECREASE)
		DUE TO
		YIELD/
(000s omitted)	VOLUME	RATE	TOTAL
Taxable securities	$293	$(119)	$174
Tax-exempt securities (1)	(187)	5	(182)
Federal funds sold	(1)	13	12
Total loans (1)	(1,000)	(269)	(1,269)
Loans held for sale	(4)	(1)	(5)

Total earning assets	(899)	(371)	(1,270)

Interest bearing demand deposits	(2)	(27)	(29)
Savings deposits	3	(13)	(10)
Time CDs $100,000 and over	(440)	(55)	(495)
Other time deposits	(98)	(183)	(281)
Other borrowings	2	(3)	(1)

Total interest bearing liabilities	(535)	(281)	(816)

Net Interest Income	$(364)	$(90)	$(454)

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.
As indicated in Table 2, for the six months ended June 30, 2011, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.76% compared with 3.79% for the same period in 2010. The decrease in net interest margin is the result of decreasing security portfolio yields as market rates change and decreased volume and rates in the loan portfolios. Management partially mitigated the reduction in the earning asset yields by reducing pricing on interest bearing liabilities. Liquid funds were immediately re-priced, while time deposits were re-priced as they matured, when comparing the period ended June 30, 2011 to the period ended June 30, 2010.
Average earning assets decreased 7.5% or $21,749,000 comparing the six months of 2011 to the same time period in 2010. Loans, the highest yielding component of earning assets, represented 75.1% of earning assets in 2011 compared to 81.2% in 2010. Average interest bearing liabilities decreased 11.4% or $29,529,000 comparing the first six months of 2011 to the same time period in 2010. Non-interest bearing deposits amounted to 21.8% of average earning assets in the first six months of 2011 compared with 18.7% in the same time period of 2010.
Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 2011 and 2010 are shown in Table 3. Net interest income for the three months ended June 30, 2011 was $2,484,000, a decrease of $247,000, or 9.1%, from the same period in 2010. Net interest margin decreased as a result of decreases in investment portfolio yields and loan portfolio yields, offset by continuing downward re-pricing of interest bearing liabilities.
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

Table 2 Average Balance and Rates

	SIX MONTHS ENDED JUNE 30,
	2011			2010
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$44,650	$594	2.68%	$24,389	$427	3.53%
State and Political (1)	4,130	127	6.20%	10,217	309	6.10%
Other	2,846	24	1.70%	2,330	17	1.47%

Total Securities	51,626	745	2.91%	36,936	753	4.11%
Fed Funds Sold	15,457	22	0.29%	17,727	10	0.11%
Loans:
Commercial	152,546	4,430	5.86%	179,684	5,466	6.13%
Tax Free (1)	1,898	62	6.59%	2,325	74	6.42%
Real Estate-Mortgage	19,499	578	5.98%	22,481	705	6.32%
Consumer	27,853	798	5.78%	31,326	892	5.74%

Total loans	201,796	5,868	5.86%	235,816	7,137	6.10%
Allowance for Loan Losses	(9,645)			(9,350)
Net Loans	192,151	5,868	6.16%	226,466	7,137	6.36%

Loans Held for Sale	543	13	4.95%	692	18	5.25%

TOTAL EARNING ASSETS	$269,422	6,648	4.98%	$291,171	$7,918	5.48%

Cash Due from Banks	21,542			13,584
Assets of Discontinued Operations	20,277			170,062
All Other Assets	26,142			30,219

TOTAL ASSETS	$327,738			$495,686

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest Bearing — DDA	$47,044	$28	0.12%	$49,186	$57	0.23%
Savings Deposits	68,128	31	0.09%	63,185	41	0.13%
Time CDs $100,000 and Over	43,858	822	3.78%	67,229	1,317	3.95%
Other Time CDs	56,005	495	1.78%	65,069	776	2.40%

Total Deposits	215,035	1,376	1.29%	244,669	2,191	1.81%
Other Borrowings	15,410	252	3.30%	15,305	253	3.33%

INTEREST BEARING LIABILITIES	$230,445	1,628	1.43%	$259,974	2,444	1.90%

Non-Interest bearing — DDA	58,649			54,423
Liabilities of Discontinued Operations	18,608			158,012
All Other Liabilities	3,180			2,980
Shareholders’ Equity	16,856			20,297

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$327,738			$495,686

Net Interest Rate Spread			3.54%			3.59%

Net Interest Income /Margin		$5,020	3.76%		$5,474	3.79%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED JUNE 30,
	2011			2010
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Securities:
U.S. Treasury and Government Agencies	$44,035	$326	2.97%	$23,214	$210	3.63%
State and Political (1)	3,912	59	6.05%	9,162	139	6.09%
Other	2,573	13	2.03%	2,330	9	1.55%

Total Securities	50,520	398	3.16%	34,706	358	4.14%
Fed Funds Sold	8,253	13	0.63%	21,127	7	0.13%
Loans:
Commercial	132,461	2,139	6.48%	176,626	2,694	6.12%
Tax Free (1)	1,795	29	6.48%	2,265	36	6.44%
Real Estate-Mortgage	18,654	287	6.17%	21,782	355	6.54%
Consumer	24,026	393	6.56%	30,756	455	5.93%

Total loans	176,936	2,848	6.46%	231,429	3,540	6.14%
Allowance for Loan Losses	(9,164)			(9,742)
Net Loans	167,772	2,848	6.81%	221,687	3,540	6.41%

Loans Held for Sale	450	5	4.46%	808	10	5.07%

TOTAL EARNING ASSETS	$236,159	3,264	5.54%	$288,070	$3,915	5.45%

Cash Due from Banks	17,241			14,479
Assets of Discontinued Operations	40,052			155,734
All Other Assets	21,890			29,200

TOTAL ASSETS	$306,178			$477,741

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest Bearing — DDA	$34,877	$14	0.16%	$47,061	$26	0.22%
Savings Deposits	64,996	15	0.09%	64,257	21	0.13%
Time CDs $100,000 and Over	34,391	389	4.54%	63,329	640	4.05%
Other Time CDs	45,906	236	2.06%	64,522	370	2.30%

Total Deposits	180,170	654	1.46%	239,169	1,057	1.77%
Other Borrowings	15,464	126	3.27%	15,279	127	3.33%

INTEREST BEARING LIABILITIES	$195,634	780	1.60%	$254,448	$1,184	1.87%

Non-Interest bearing — DDA	55,668			55,685
Liabilities of Discontinued Operations	34,991			144,877
All Other Liabilities	2,832			2,881
Shareholders’ Equity	17,053			19,850

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$306,178			$477,741

Net Interest Rate Spread			3.94%			3.58%

Net Interest Income /Margin		$2,484	4.22%		$2,731	3.80%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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
The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb future losses in the loan portfolio. The Corporation’s methodology in determining the appropriateness of the allowance is based on ongoing quarterly assessments and relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, size, and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs and other pertinent factors. While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety.
While the provision for loan losses has decreased substantially, the funds provided remains historically high as a result of continued weaknesses in the national and local economies, elevated amounts of non-performing loans and elevated charge-off levels over the past three years. Rolling twelve quarter periods of historical charge off experience is considered when calculating the current required level of the allowance for loan losses. The amount of the allowance for loan losses specifically allocated to impaired loans decreased by $521,000 during the first six months of 2011 as a result of charge offs incurred on loans for which specific allocations were previously recorded.
At June 30, 2011, the allowance was $8,928,000, or 4.47% of total loans compared to $10,027,000, or 4.82%, at December 31, 2010, a decrease of $1,099,000 during the first six months of 2011. Non performing loan levels, discussed later, increased during the period As discussed above, a majority of the charge-offs relate to loans for which specific allocations were recorded at December 31, 2010.
Table 4 below summarizes loan losses and recoveries for the first six months of 2011 and 2010. During the first six months of 2011, the Corporation experienced net charge-offs of $2,624,000 or 1.31% of gross loans compared with net charge-offs of $1,563,000 or 0.68% of gross loans in the first six months of 2010. The provision for loan losses was $1,525,000 in the first six months of 2011 and $3,584,000 for the same time period in 2010. Fewer loans migrating to watch status due to economic conditions, have contributed to a lower level of provision for loan losses. While there are indications that asset quality is improving, uncertain current economic conditions justify the use of historic loss rates in estimating the required level of allowance for loan losses.

Table 4 Analysis of the Allowance for Loan Losses

	Six Months Ended June 30,
(000s omitted)	2011	2010

Balance at Beginning of Period	$10,027	$8,589

Charge-Offs:
Commercial, Financial and Agriculture	(2,704)	(1,840)
Real Estate-Mortgage	(98)	(162)
Installment Loans to Individuals	(68)	(253)

Total Charge-Offs	(2,870)	(2,255)
Recoveries:
Commercial, Financial and Agriculture	217	624
Real Estate-Mortgage	1	39
Installment Loans to Individuals	28	29

Total Recoveries	246	692

Net Charge-Offs	(2,624)	(1,563)
Provision	1,525	3,584

Balance at End of Period	$8,928	$10,610

Ratio of Net Charge-Offs to Gross Loans	1.31%	0.68%
Non-Interest Income
Non-interest income decreased during the six months ended June 30, 2011 as compared to the same period in 2010. Overall non-interest income was $954,000 for the three months ended June 30, 2011 compared to $1,336,000 for the same period in 2010. This represents a decrease of 28.6%. On a year to date basis, non-interest income at June 30, 2011 was $2,108,000 compared with $2,451,000 at June 30, 2010; a decrease of 14.0%.
Service charges on deposit accounts are approximately 30.4% of non-interest income for the three months ended June 30, 2011. These fees from continuing operations were $290,000 in the second quarter of 2011, compared to $359,000 for the same period of 2010. The decrease is a result of a 28.9% decrease in NSF charges collected. On a year to date basis, service charges on deposit accounts, decreased 25.3% to $586,000 at June 30, 2011.
Gain on the sale of mortgage loans originated by the Bank and sold into the secondary market decreased by $92,000 or 74.8% to $31,000 in the second quarter of 2011 compared to $123,000 for the same period in 2010. Management believes for the remainder of 2011, mortgage income will remain relatively flat as governmental purchase incentives have expired and property values remain under stress. On a year to date basis, the gain on the sale of mortgage loans has decreased 51.5% when compared to the first six months of 2010.
Trust, investment and financial planning services income increased $36,000 or 18.6% in the second quarter of 2011 compared to the same period in the prior year. The increase is attributable to increases in the utilization of variable rate annuity products by clients. On a year to date basis, trust and wealth management income has increased 11.9% compared to 2010.
Other operating income, including gain on sale of securities, decreased by $257,000 or 39.0% in the second quarter of 2011 compared to the same time period in 2010. The decreases consist of decreased interchange income from debit cards, a decrease in gain on sale of real estate owned, decreases in charges related to providing support services to other banks and the non-recurrence of gain on sale of securities which had occurred in the second quarter of 2010. On a year to date basis, other operating income decreased $95,000 or 9.5%. The reduction was mainly due to decreases in charges related to providing support services to other banks. This was partially offset by increases in debit card income.

Non-Interest Expense
Total non-interest expense decreased 12.1% to $2,970,000 in the three months ended June 30, 2011, compared with $3,377,000 in the same period of 2010. The decrease is attributable to decreases in loan and collection expenses, occupancy expenses related to property taxes, decreased depreciation and amortization and FDIC assessments. These were partially offset by increases, due to adjustments, in accrual of state business tax. For the six month period ended June 30, 2011, total non-interest expense from continued operations decreased $464,000. The decrease was composed mainly of decreases in occupancy expenses related to property taxes, required FDIC assessments, loan expenses, and depreciation and amortization. These were partially offset by increases in salary and benefit costs, building repairs and maintenance, and accrual of state business tax.
Salary and benefit costs, the Corporation’s largest non-interest expense category, were $1,623,000 in the second quarter of 2011, compared with $1,595,000, or a slight increase of 1.8% for the same time period in 2010. For the six months ended June 30, 2011, salary and benefit costs were $3,296,000, compared with $3,214,000 for the same time period in 2010. This increase of 2.6% or $82,000 was related to higher salary expense related to commission payments and higher payroll taxes as the unemployment expense rate returned to prior year levels.
Occupancy expenses, at $276,000, were reduced in the three months ended June 30, 2011 compared to the same period in 2010 with a decrease of $35,000 or 11.3%. Decreases of occupancy expenses were mainly related to property taxes. For the six month period ended June 30, 2011, occupancy expenses were $560,000, compared to $632,000 for the same time period in 2010. This represents a decrease of 11.4%. For the six month period ended June 30, 2011, the decrease in occupancy expenses is related to reductions in property tax expense, which were partially offset by increases in building repairs and maintenance.
During the three months ended June 30, 2011, furniture and equipment expenses were $278,000 compared to $322,000 for the same period in 2010, a decrease of 13.7%. The decrease was due to lower depreciation expense in the second quarter of 2011. Also, equipment rental expense dropped over 20.2% for the year-over-year quarter. For the six month period ended June 30, 2011, furniture and equipment expenses were $570,000 compared to $628,000 for the same period in 2010. This represents a decrease of 9.2% for the six month period comparison and is mainly related to decreases in depreciation expense.
Loan and collection expenses, at $85,000, were down $187,000 or 68.8% during the three months ended June 30, 2011 compared to the same time period in 2010. The decrease was related to lower write downs of other real estate owned; lower expenses related to other real estate owned, in the form of property taxes and property maintenance and expenses related to troubled loans. For the six month period ended June 30, 2011, loan and collection expenses totaled $195,000 compared to $645,000 for the same period in 2010. This represents a decrease of 69.8%. The decrease during the six month period was also related to decreases in other real estate owned expenses.
Advertising expenses increased $3,000 for the three months ended June 30, 2011 compared to the same period in 2010. For the three months ended June 30, 2011, advertising expenses were $44,000 compared to $41,000 for the same period in 2010. This is an increase of 7.3%. The Corporation has slightly increased advertising expenses as the bank returns to advertising campaigns that had been previously suspended. For the six month period ended June 30, 2011, advertising expenses totaled $63,000, compared to $67,000 for the same time in 2010. This is a decrease of 6.0%.
Other operating expenses, from continued operations, were $664,000 in the three months ended June 30, 2011 compared to $836,000 in the same time period in 2010, a decrease of $172,000 or 20.6%. Increases year over year include increases in communication costs, provision for state business taxes, and our general insurances. Largely offsetting these increases was a reduction in FDIC assessment expense. In the six months ended June 30, 2011, other operating expenses, from continued operations, were $1,507,000 compared to $1,469,000 in the same time period in 2010, an increase of $38,000 or 2.6%.

Increases year over year include increases in communication costs, provision for state business taxes, and our general insurances. Largely offsetting these increases was a reduction in FDIC assessment expense.
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
The Corporation’s total assets were $303,333,000 at June 30, 2011 compared to total assets of $424,228,000 at December 31, 2010. This includes assets from discontinued operations of $9,011,000 at June 30, 2011 compared to $122,968,000 at December 31, 2010. Loans comprised 64.9% of total assets at June 30, 2011 compared to 49.0% at December 31, 2010. Loans decreased $11,058,000 during the first six months of 2011.
Bank premises and equipment decreased $109,000 to $10,226,000 at June 30, 2011 compared to $10,335,000 at December 31, 2010. The decrease was a result of normal depreciation.
Other assets decreased $913,000 when comparing June 30, 2011 to December 31, 2010. The decrease is mainly attributable to a decrease in other real estate owned.
On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 23.8% at June 30, 2011 and 19.9% at December 31, 2010. Interest bearing deposit liabilities totaled $204,295,000 at June 30, 2011 compared to $220,933,000 at December 31, 2010. Total deposits decreased $7,865,000 with non-interest bearing demand deposits increasing $8,773,000 and interest bearing deposits decreasing $16,638,000. Short-term borrowings decreased $252,000 due to the decrease in treasury tax and loan payments outstanding at the end of the two periods. FHLB advances decreased $31,000 at June 30, 2011 compared to December 31, 2010. This was due to the annual payment on a long-term advance held at the Bank.
Non-Performing Assets
Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, real estate in the redemption period, and real estate acquired through foreclosure or deed-in-lieu of foreclosure. Table 4 reflects the levels of these assets at June 30, 2011 and December 31, 2010.
Non-performing assets increased $1,394,000 from December 31, 2010 to June 30, 2011. Non-accrual loans increased $1,680,000 to $13,348,000 at June 30, 2011. Renegotiated loans increased $595,000 to $4,249,000 at June 30, 2011 and other real estate decreased $888,000 to $1,854,000. REO in redemption increased $140,000 to $968,000 and was also moved from the non-performing assets classification to the non-performing loans classification at the end of the first quarter of 2011, when compared to December 31, 2011.
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

Table 5 — Non-Performing Assets and Past Due Loans

	June 30,	December 31,
(000s omitted)	2011	2010

Non-Performing Loans:
Loans Past Due 90 Days or More & Still Accruing	$0	$133
Non-Accrual Loans	13,348	11,668
Renegotiated Loans	4,249	3,654
REO in Redemption	968	828

Total Non-Performing Loans	18,565	16,283

Other Non-Performing Assets:
Other Real Estate	1,854	2,742

Total Other Non-Performing Assets	1,854	2,742

Total Non-Performing Assets	$20,419	$19,025

Non-Performing Loans as a % of Total Loans	9.34%	7.83%

Non-Performing Loans as a % of Total Loans and Other Real Estate	9.25%	7.73%

Allowance for Loan Losses as a % of Non-Performing Loans	48.09%	61.58%

Accruing Loans Past Due 90 Days or More to Total Loans	0.00%	0.06%

Non-performing Assets as a % of Total Assets	6.73%	4.48%
While total non performing assets increased from December 31, 2010 to June 30, 2011, the ratio of allowance for loan losses to non-performing loans decreased. This was the result of loans that transitioned into non-accrual loans during the six month period ended June 30, 2011. These loans had previously been specifically reserved for in the allowance for loan losses; therefore no additional provision was required.
Certain portions of the Corporation’s non-performing loans included in Table 5 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or monitor are also analyzed for possible impairment. Impairment losses are believed to be appropriately covered by the allowance for loan losses.
The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Accrued but uncollected interest is reversed against income for the current quarter when a loan is placed on non-accrual. At June 30, 2011, there were $0 loans past due 90 days or more and still accruing. Management is not aware of any loans that have not been moved to non-accrual or not been reclassified to troubled debt restructures at June 30, 2011. The potential, however, remains that a borrower may become financially distressed in the future and management may place that loan into non-accrual, but this is difficult to predict.
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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank’s deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, other liabilities and shareholders’ equity) provided primarily all funding needs in the first six months of 2011. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.
Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $10,958,000 since December 31, 2010 due to purchases in the available for sale investment portfolio, which utilized a portion of the excess liquid funds. Multiple available for sale securities with elevated credit risk were sold and the proceeds used to purchase mortgage backed instruments with lower credit risk during the fourth quarter of 2010. The Corporation has re-invested some of the funds, from the call and maturities of these securities, back into the securities portfolio to increase yield and manage the asset concentration of the balance sheet. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.
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
The Corporation had cash used in financing activities resulting from the decrease of deposits, a decrease in short term borrowings, partial repayment of Federal Home Loan Bank advances and the sale of a subsidiary bank. In the first six months of 2011 deposits decreased $7,865,000, short term borrowings decreased $252,000 and Federal Home Loan Bank advances decreased $31,000. Cash provided by investing activities was $92,968 in first six months of 2011 compared to $56,633 in first six months of 2010. The change in investing activities was due to the sale of a subsidiary bank.
Capital Resources
Management closely monitors bank capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “adequately capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 8%, 4%, and 4%, respectively. At June 30, 2011, The State Bank was in excess of the minimum adequately capitalized capital and leverage requirements as defined by federal law; however The State Bank was not in compliance with the capital requirements prescribed by the Consent Order.
Total shareholders’ equity increased 2.2% to $16,411,000 at June 30, 2011 compared with $16,055,000 at December 31, 2010. The increase was due to the net income in the first six months of 2011, along with increases in other comprehensive income as noted below. The Corporation’s equity to asset ratio was 5.4% at June 30, 2011 and 3.8% at December 31, 2010.
As indicated on the balance sheet at December 31, 2010, the Corporation had accumulated other comprehensive income of $61,000 compared to accumulated other comprehensive income of $289,000 at June 30, 2011. The fluctuation in other comprehensive position is attributable to the fluctuation of the market price of securities held in the available for sale portfolio.

For additional information on the Corporation’s capital resources please refer to Note 10 to the financial statements which is incorporated herein by this reference.
Regulatory Orders
The Corporation’s primary source of cash to service its subordinated debt is dividends from the subsidiary bank. Since the subsidiary bank has suspended dividends to the holding company, the Corporation has elected to defer interest payments for five years on $14,000,000 of subordinated debentures. The reason for the interest deferral is to maintain liquidity at the Holding Company. The Corporation is not in default under either of the indentures. During this five year period, the Corporation is precluded from paying shareholder dividends on its outstanding common stock. The Corporation subsequently may give notice that it elects to shorten the deferral period, pay accrued interest and return to the normal course of shareholder dividend payments.
In October 2010, management received a notice from The Federal Reserve which defined restrictions being placed upon the Holding Company. The restrictions include the declaration or payment of any dividends, the receipt of dividends from subsidiary Bank, the repayment of any principal or interest on subordinated debentures or Trust Preferred securities, restrictions on debt, any changes in Executive or Senior Management or change in the role of Senior Management. In addition, the notice provided a directive for the Corporation to “maintain sufficient capital” levels.
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
The allowance for loan losses is maintained at a level we believe is appropriate to absorb future losses identified and inherent in the loan portfolio. Our evaluation of the appropriateness of the allowance for loan losses is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance for loan losses represents management’s best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance for loan losses in the near future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance for loan losses. In either instance unanticipated changes could have a significant impact on operating earnings.
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
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at June 30, 2011 and December 31, 2010. The Corporation recognized a full valuation allowance at the end of the second quarter of 2009.

At the end of each quarter management reviews the tax valuation allowance to determine if the valuation allowance is still required. Following review at June 30, 2011, management believes the continuation of the tax valuation allowance is warranted. In future periods, the valuation allowance against our deferred tax assets may be reversed to income to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at:

(000s omitted)	June 30, 2011	December 31, 2010
Commitments to make loans (at market rates)	$6,125	$8,403
Unused lines of credit and letters of credit	26,601	29,746
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk contained on page 62 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.
Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. For the first six months of 2011, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2011 compared to 2010.
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
An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 5 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2011, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.
Table 6 GAP Analysis — June 30, 2011

	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total

Earning Assets:
Federal Funds Sold	$5,000	$0	$0	$0	$5,000
Securities	9,578	9,416	17,712	20,477	57,183
Loans	34,926	35,434	90,208	36,349	196,917
Loans Held for Sale	869	0	0	0	869
FHLB Stock	661	0	0	0	661

Total Earning Assets	$51,034	$44,850	$107,920	$56,826	$260,630

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$44,530	$0	$0	$0	$44,530
Savings Deposits	68,213	0	0	0	68,213
Time Deposits Less than $100,000	6,996	22,175	24,778	83	54,032
Time Deposits Greater than $100,000	6,179	14,322	17,019	0	37,520
Short term borrowings	627	0	0	0	627
Other Borrowings	0	0	149	774	923
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$140,545	$36,497	$41,946	$857	$219,845

Interest Rate Sensitivity GAP	$(89,511)	$8,353	65,974	$55,969	$40,785
Cumulative Interest Rate Sensitivity GAP	$(89,511)	$(81,158)	$(15,184)	$40,785
Interest Rate Sensitivity GAP	0.36	1.23	2.57	66.31
Cumulative Interest Rate Sensitivity GAP Ratio	0.36	0.54	0.93	1.19
As indicated in Table 6, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The Prime Rate has remained steady over the past twelve months. This steadiness allowed management to close the gap related to interest rate sensitivity. Management was able to reduce liquid interest bearing liability rates to extremely low rates, while maintaining relatively similar volumes. The Banks were also able to re-price maturing time deposits, usually in a downward fashion as longer term certificates at higher rates matured during the year. On the asset side of the balance sheet, rates on the investment portfolios declined as well as the yields on loans. Management worked to re-price loans favorably as they renewed and were priced accordingly for risk, however overall loan yields decreased. This was due to increases in non-performing loans. The Corporation expects to continue to make strides in managing interest rate sensitivity.
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
As previously disclosed, in the second quarter of 2009, the Corporation elected to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its trust preferred securities. Therefore, the Corporation is currently in arrears with the interest payments on the subordinated debentures, as permitted by the related documentation. As of June 30, 2011, the amount of the arrearages on the junior subordinated debentures was $1,245,000.
Item 4. [Reserved]
Item 5. Other Information. — None
Item 6. Exhibits.
(a)	Exhibits
10.1	Amended and restated supplemental executive retirement plan with Daniel J. Wollschlager (incorporated by reference from Form 8-K filed on May 2, 2011).

10.2	Amended and restated supplemental executive retirement plan with Donald Grill (filed herewith).

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.
Dated: August 12, 2011	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: August 12, 2011	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Amended and restated supplemental executive retirement plan with Daniel J. Wollschlager (incorporated by reference from Form 8-K filed on May 2, 2011).

10.2	Amended and restated supplemental executive retirement plan with Donald Grill (filed herewith).

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data file.