Form 10-Q
period 2011-09-30
FENTURA FINANCIAL INC
filed 2011-11-15
CIK 919865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to

Commission file number 000-23550

Fentura Financial, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2806518
(State or other jurisdiction of	(IRS Employee
incorporation or organization)	Identification No.)

175 N Leroy, P.O. Box 725, Fenton, Michigan 48430

(Address of Principal Executive Offices)

(810) 629-2263

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 31, 2011

Class — Common Stock                    Shares Outstanding — 2,367,257

Fentura Financial, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FENTURA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(000s omitted except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$17,168	$11,592
Federal funds sold	5,000	21,900

Total cash and cash equivalents	22,168	33,492
Securities available for sale	63,904	41,875
Securities held to maturity	3,423	4,350

Total securities	67,327	46,225
Loans held for sale	489	850
Loans:
Commercial	52,706	44,057
Real estate loans – commercial	103,394	125,672
Real estate loans – residential	22,953	19,249
Consumer loans	26,437	29,153

Total loans	205,490	218,131
Less: Allowance for loan losses	(9,119)	(11,224)

Net loans	196,371	206,907
Bank owned life insurance	5,906	5,800
Bank premises and equipment	10,304	10,335
Federal Home Loan Bank stock	661	740
Accrued interest receivable	1,014	1,050
Other real estate owned	1,966	3,407
Assets of discontinued operations	0	113,314
Other assets	895	2,108

Total assets	$307,101	$424,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$65,950	$55,044
Interest bearing	206,315	220,933

Total deposits	272,265	275,977
Short term borrowings	647	879
Federal Home Loan Bank advances	923	954
Subordinated debentures	14,000	14,000
Liabilities of discontinued operations	0	113,321
Accrued taxes, interest and other liabilities	3,589	3,042

Total liabilities	291,424	408,173

Shareholders’ equity
Common stock – no par value, 5,000,000 shares authorized, 2,367,257 shares outstanding at September 30, 2011 (2,308,765 at December 31, 2010)	43,146	43,036
Retained deficit	(27,677)	(27,042)
Accumulated other comprehensive income	208	61

Total shareholders’ equity	15,677	16,055

Total liabilities and shareholders’ equity	$307,101	$424,228

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(000s omitted except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$2,890	$3,623	$8,804	$11,173
Interest and dividends on securities:
Taxable	388	224	1,006	668
Tax-exempt	35	46	119	250
Interest on federal funds sold	8	9	30	19

Total interest income	3,321	3,902	9,959	12,110
Interest expense
Deposits	570	985	1,946	3,176
Borrowings	126	135	378	388

Total interest expense	696	1,120	2,324	3,564

Net interest income	2,625	2,782	7,635	8,546
Provision for loan losses	1,017	2,796	2,542	7,435

Net interest income after provision for loan losses	1,608	(14)	5,093	1,111
Non-interest income
Service charges on deposit accounts	294	341	880	1,125
Trust and investment services income	224	192	742	655
Gain on sale of mortgage loans	96	214	195	418
Gain on sale of fixed assets	349	0	349	0
Gain on sale of securities	0	0	5	71
Other than temporary loss	0	(307)	0	(307)
Other income and fees	577	498	1,625	1,427

Total non-interest income	1,540	938	3,796	3,389
Non-interest expense
Salaries and employee benefits	1,789	1,573	5,085	4,787
Occupancy	289	309	849	941
Furniture and equipment	237	340	807	968
Loan and collection	393	391	990	1,096
Advertising and promotional	36	22	99	89
Other operating expenses	959	767	2,466	2,236

Total non-interest expense	3,703	3,402	10,296	10,117

Loss from continuing operations before income tax	(555)	(2,478)	(1,407)	(5,617)
Federal income tax expense (benefit)	145	(235)	(300)	(128)

Net loss from continuing operations	$(700)	$(2,243)	$(1,107)	$(5,489)
Discontinued operations, net of tax
Net loss from discontinued operations	0	(94)	3	(111)
Gain from sale of discontinued operations	0	0	469	0

Net (loss) income from discontinued operations	0	(94)	472	(111)

Net loss	$(700)	$(2,337)	$(635)	$(5,600)

Net loss per share from continuing operations
Basic and diluted	$(0.30)	$(0.98)	$(0.48)	$(2.42)

Net (loss) income per share from discontinued operations

Basic and diluted	$0.00	$(0.05)	$0.21	$0.05

Net loss per share

Basic and diluted	$(0.30)	$(1.03)	$(0.27)	$(2.47)

Cash Dividends declared	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended
	September 30,
(000s omitted except share data)	2011	2010
Common Stock
Balance, beginning of period	$43,036	$42,913
Issuance of shares under
Director stock purchase plan and dividend reinvestment program (58,492 and 41,359 shares)	110	89

Balance, end of period	43,146	43,002

Retained Deficit
Balance, beginning of period	(27,042)	(21,657)
Net loss	(635)	(5,600)

Balance, end of period	(27,677)	(27,257)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	61	(724)
Change in unrealized gain (loss) on securities, net of tax	147	1,051

Balance, end of period	208	327

Total shareholders’ equity	$15,677	$16,072

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(000s omitted)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(635)	$(5,600)
Adjustments to reconcile net income (loss) to cash
Provided by Operating Activities:
Depreciation, amortization and accretion	293	1,031
Provision for loan losses	2,542	7,435
Loans originated for sale	(12,133)	(26,099)
Proceeds from the sale of loans	12,689	24,869
Gain on sales of loans	(195)	(418)
(Gain) loss on other real estate owned	(30)	50
Write downs on other real estate owned	520	142
Gain on sale of fixed assets	(349)	0
Gain on sale of securities	(5)	(71)
(Gain)/loss on security impairment	0	307
Earnings from bank owned life insurance	(106)	(114)
Net (increase) decrease in interest receivable & other assets	1,173	6,529
Net increase (decrease) in interest payable & other liabilities	547	(242)
Net change in discontinued operations operating activities	9,995	6,379

Net cash provided by operating activities	14,306	14,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities – HTM	925	225
Proceeds from maturities of securities – AFS	4,784	9,420
Proceeds from calls of securities—HTM	0	751
Proceeds from calls of securities – AFS	4,000	1,500
Proceeds from sales of securities – AFS	2,024	6,765
Purchases of securities – AFS	(32,380)	(20,472)
Proceeds from sale of bank subsidiary	711	0
Origination of loans, net of principal repayments	6,172	18,106
Repurchase of FHLB Stock	79	0
Proceeds from bank owned life insurance	0	297
Sales of other real estate owned	2,773	1,924
Acquisition of premises and equipment, net	(140)	(589)
Net change in discontinued operations investing activities	93,229	46,496

Net cash provided by investing activities	82,177	64,423
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(3,712)	(17,505)
Net decrease in short term borrowings	(232)	(48)
Repayments of Federal Home Loan Bank advances	(31)	(27)
Net proceeds from stock issuance and purchase	110	89
Net change in discontinued operations financing activities	(103,942)	(49,016)

Net cash used in financing activities	(107,807)	(66,507)

Net change in cash and cash equivalents	$(11,324)	$12,114
Cash and cash equivalents – Beginning	$33,492	$31,460

Cash and cash equivalents – Ending	$22,168	$43,754
Less cash and cash equivalents of discontinued operations	0	10,733

Cash and cash equivalents of continuing operations	$22,168	$33,021

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(000s omitted)	2011	2010
Cash paid for:
Interest	$2,024	$3,241
Income taxes	$232	$0
Non-cash disclosures:
Transfers from loans to other real estate	$1,822	$1,693

FENTURA FINANCIAL, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000s omitted)	2011	2010	2011	2010
Net loss	$(700)	$(2,337)	$(635)	$(5,600)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for investment gains included in income	0	0	5	82
Unrealized holding (losses) gains related to available-for-sale securities arising during period	(123)	1,101	218	1,817
Impairment loss recognized during period	0	(307)	0	(307)
Tax effect	42	(308)	(76)	(541)

Other comprehensive (loss) income	(81)	486	147	1,051

Comprehensive loss	$(781)	$(1,851)	$(488)	$(4,549)

FENTURA FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include Fentura Financial, Inc. (the Corporation) and its wholly owned subsidiaries Fentura Holdings LLC (“FHLLC”) and The State Bank (“the Bank”) in Fenton, Michigan; and reported as discontinued operations, Davison State Bank in Davison, Michigan and West Michigan Community Bank in Hudsonville, Michigan and the other subsidiaries of the Banks. Intercompany transactions and balances are eliminated in consolidation.

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

Financial statements are presented with discontinued operations sequestered on the balance sheet, income statement and statement of cash flows. The presentations have been updated for September 30, 2011, December 31, 2010 and September 30, 2010 to reflect the discontinued operations results.

NOTE 1 – BASIS OF PRESENTATION (continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.

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

In determining OTTI management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security it is or more likely than not it will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

NOTE 1 – BASIS OF PRESENTATION (continued)

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

Troubled debt restructurings: Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loans effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less costs to sell.

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

NOTE 1 – BASIS OF PRESENTATION (continued)

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

Stock Option Plans: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

The following table summarizes stock option activity:

	Number of	Weighted
	Options	Average Price
Options outstanding and exercisable at January 1, 2011	18,872	$29.32
Options forfeited in 2011	4,965	$28.57

Options outstanding and exercisable at September 30, 2011	13,907	$29.59

On February 24, 2011, the Corporation’s board of directors granted 25,000 Stock Appreciation Rights (“SARs”) to five executives. The terms of the Stock Appreciation Rights Agreements (the “SAR Agreements”) provide that the SARs will be paid in cash on one or two fixed dates, which are determined as certain performance conditions are met. The conditions include the Corporation’s wholly owned subsidiary, The State Bank, no longer being subject to terms, conditions and restrictions of the consent order dated December 31, 2009 (the “Consent Order”) and the Corporation no longer being subject to terms, conditions and restrictions of the agreement between the Corporation and the Federal Reserve Board, which was effective November 4, 2010 (the “FRB Agreement”). The first payment date under the agreement is the later of February 24, 2014, the date on which the State Bank is no longer subject to the terms, conditions and restrictions of the Consent Order, and the date on which the Corporation is no longer subject to the terms, conditions and restrictions of the FRB Agreement. On the first SAR payment date a participant shall receive an amount equal to the product of the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock over $2.00. If the first SAR payment date does not occur prior to February 24, 2016, then the SARs shall be cancelled without any payment to the participant. If the first SAR payment date occurs prior to February 24, 2016, then the second SAR payment date shall be February 24, 2016. On the second payment date a participant shall receive an amount equal to the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock on the second SAR payment date over the value of one share of the Corporation’s common stock on the first SAR payment date. If the fair market value of one share of the Corporation’s common stock on the second SAR payment date does not exceed the fair market value of one share of the Corporation’s common stock on the first SAR payment date, then no payment shall be made to the participant on the second SAR payment date. Generally accepted accounting principles require plans settled in cash to be accounted for as liabilities only when the liability is probable and reasonably estimable and to be re-measured at each reporting period. Management has determined that as of September 30, 2011, it is not probable that the performance criteria will be met and as such no liability for the compensatory element of the awards has been recorded in the interim consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION (continued)

Operating Segments: While the Corporation’s chief decision-makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation’s financial service operations are considered by management to be aggregated in one reportable operating segment (commercial and retail banking).

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. During the period, management decided the Corporation no longer intends to dispose of the residual assets remaining from the sale of West Michigan Community Bank. As a result of the change in intent, amounts and results of operations for the periods ended September 30, 2011 and 2010, as well as balance sheet data as of December 31, 2010 have been reclassified to reflect this change in intent. Assets reported as discontinued operations as of December 31, 2010 were reduced by $9,654,000. Results of operations of discontinued operations for the nine month periods ended September 30, 2011 and 2010 were reduced by $123,000 and $1,465,000 respectively and classified as continuing operations. Results of operations from discontinued operations for the three month period ended September 30, 2010 was reduced by $185,000 and classified as continuing operations.

NOTE 2 – ACCOUNTING STANDARDS UPDATES

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Corporation’s financial statements beginning on January 1, 2011. ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which is further discussed below.

NOTE 2 – ACCOUNTING STANDARDS UPDATES (continued)

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. This accounting change increased the volume of loans that the Corporation classified as troubled debt restructurings during the period ended September 30, 2011 and required additional disclosures (See Note 4 – Loans and Allowance for Loan Losses).

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principals and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principals in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate by consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

NOTE 3 – SECURITIES

Securities are as follows:

(000s omitted)	Amortized	Gross Unrealized	Gross Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value
September 30, 2011
U.S. Government and federal agency	$8,143	$35	$0	$8,178
Mortgage-backed residential	16,959	313	(43)	17,229
Collateralized mortgage obligations-agencies	32,531	579	(6)	33,104
Collateralized mortgage obligations-private label	3,797	0	(564)	3,233
Equity securities	2,155	112	(107)	2,160

	$63,585	$1,039	$(720)	$63,904

December 31, 2010
U.S. Government and federal agency	$4,005	$6	$(11)	$4,000
Mortgage-backed residential	7,342	126	(36)	7,432
Collateralized mortgage obligations-agencies	24,758	258	(114)	24,902
Collateralized mortgage obligations-private label	4,215	0	(344)	3,871
Equity securities	1,655	49	(34)	1,670

	$41,975	$439	$(539)	$41,875

NOTE 3 – SECURITIES (continued)

(000s omitted)	Amortized	Gross Unrealized	Gross Unrealized	Fair
Held to Maturity	Cost	Gains	Losses	Value
September 30, 2011
State and municipal	$3,423	$83	$0	$3,506

	$3,423	$83	$0	$3,506

December 31, 2010
State and municipal	$4,350	$41	$(8)	$4,383

	$4,350	$41	$(8)	$4,383

Contractual maturities of securities at September 30, 2011 were as follows. Securities not due at a single maturity date, mortgage-backed, collateralized mortgage obligations and equity securities are shown separately.

	Available for Sale
(000s omitted)	Amortized Cost	Fair Value
U.S. Government and federal agency
Due from one to five years	$2,000	$2,000
Due from five to ten years	6,143	6,178
Mortgage-backed residential	16,959	17,229
Collateralized mortgage obligations-agencies	32,531	33,104
Collateralized mortgage obligations-private label	3,797	3,233
Equity securities	2,155	2,160

	$63,585	$63,904

	Held to Maturity
(000s omitted)	Amortized Cost	Fair Value
Due in one year or less	$490	$493
Due from one to five years	1,552	1,582
Due from five to ten years	1,381	1,431

	$3,423	$3,506

At September 30, 2011, there were 2 private label CMO securities, with aggregate holdings totaling $3,233,000, which exceeded 10% of shareholders’ equity. At September 30, 2010, there were 3 private label CMO securities, with aggregate holdings totaling $4,079,000 of private label CMO securities which exceeded 10% of shareholders equity.

Sales of available for sale securities were as follows:

(000s omitted)	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Proceeds	$2,024	$6,765
Gross gains	5	97
Gross losses	0	(26)

The basis used to determine the unrealized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

NOTE 3 – SECURITIES (continued)

Securities with unrealized losses are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

September 30, 2011	Less than 12 months		12 months or more		Total
(000s omitted)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed residential	$8,256	$(43)	$0	$0	$8,256	$(43)
Collateralized mortgage obligations-agencies	0	0	1,824	(6)	1,824	(6)
Collateralized mortgage obligations-private label	0	0	3,233	(564)	3,233	(564)
Equity securities	359	(103)	1	(4)	360	(107)

Total temporarily impaired	$8,615	$(146)	$5,058	$(574)	$13,673	$(720)

December 31, 2010	Less than 12 months		12 months or more		Total
(000s omitted)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Government and federal agency	$1,989	$(11)	$0	$0	$1,989	$(11)
State and municipal	365	(3)	245	(5)	610	(8)
Mortgage-backed residential	2,062	(36)	0	0	2,062	(36)
Collateralized mortgage obligations-agencies	6,085	(114)	0	0	6,085	(114)
Collateralized mortgage obligations-private label	0	0	3,871	(344)	3,871	(344)
Equity securities	186	(14)	439	(20)	625	(34)

Total temporarily impaired	$10,687	$(178)	$4,555	$(369)	$15,242	$(547)

Collateralized Mortgage Obligations

The decline in fair value of the Corporation’s private label collateralized mortgage obligations is primarily attributable to the lack of liquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. The ratings held on the private label securities held are Baa3 and B1. The underlying collateral of these CMOs is comprised largely of 1-4 family residences. In each of these securities, the Corporation holds the senior tranche and receives payments before other tranches. For private label securities, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. At September 30, 2011, the two private label securities having an amortized cost of $3,797,000 have an unrealized loss of $564,000.

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

NOTE 3 – SECURITIES (continued)

The Corporation has 19 agency collateralized mortgage obligations at September 30, 2011 with one having an unrealized loss of $6,000. The remaining 18 instruments have unrealized gains totaling $579,000 at September 30, 2011.

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

Additionally management considers the length of time the investments have been at an unrealized loss. At the end of the third quarter, management performed its review and determined that no additional other-than-temporary impairment was necessary on the equity securities in the portfolio.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In evaluating OTTI, management considers the factors presented in Note 1.

As of September 30, 2011, the Corporation’s security portfolio consisted of 92 securities, 10 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, previously discussed. At the end of the third quarter, management performed its review and determined that no additional other-than-temporary impairment was necessary on the equity securities in the portfolio.

During the period ending September 30, 2010 $307,000 of additional OTTI losses were recognized through earnings.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are as follows:

(000s omitted)	September 30, 2011	December 31, 2010
Commercial	$52,706	$44,057
Real estate – commercial	103,394	125,672
Real estate – mortgage	22,953	19,249
Consumer	26,437	29,153

	205,490	218,131
Allowance for loan losses	(9,119)	(11,224)

	$196,371	$206,907

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses, by classification, for the three month period ended September 30, 2011 is as follows:

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Balance July 1, 2011
Allowance for loan losses	$1,049	$6,284	$388	$231	$615	$361	$8,928
Provision for loan losses	(176)	1,053	206	459	(258)	(267)	1,017
Loans charged off	(67)	(752)	(8)	(55)	(20)	0	(902)
Loan recoveries	6	48	2	18	2	0	76

Balance September 30, 2011	$812	$6,633	$588	$653	$339	$94	$9,119

Activity in the allowance for loan losses, by classification, for the nine month period ended September 30, 2011 is as follows:

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Balance January 1, 2011
Allowance for loan losses	$869	$7,942	$411	$233	$508	$64	$10,027
Provision for loan losses	117	1,769	193	502	(69)	30	2,542
Loans charged off	(201)	(3,322)	(19)	(112)	(118)	0	(3,772)
Loan recoveries	27	244	3	30	18	0	322

Balance September 30, 2011	$812	$6,633	$588	$653	$339	$94	$9,119

Activity in the allowance for loan losses, for the three and nine month periods ended September 2010 is as follows:

(000s omitted)	Three Months	Nine Months
Balance, beginning of period,	$11,665	$8,589
Provision for loan losses	2,796	7,435
Loans charged off:
Commercial	(102)	(282)
Commercial real estate	(3,699)	(5,359)
Installment	(8)	(165)
Home equity	0	(96)
Residential real estate	(6)	(168)

Total loans charged off	(3,815)	(6,070)

Loan recoveries:
Commercial	23	99
Commercial real estate	70	623
Installment	16	74
Home equity	1	6
Residential real estate	1	1

Total loan recoveries	111	803

Balance, end of period	$10,757	$10,757

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
September 30, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$240	$4,293	$209	$154	$355	$0	$5,251
Collectively evaluated for impairment	572	2,340	379	258	225	94	3,868

Total ending allowance balance	$812	$6,633	$588	$412	$580	$94	$9.119

Loans:
Loans individually evaluated for impairment	$3,521	$25,965	$824	$224	$643	$0	$31,177
Loans collectively evaluated for impairment	49,185	77,429	22,129	11,747	13,823	0	174,313

Total ending loans balance	52,706	103,394	22,953	11,971	14,466	0	205,490
Accrued interest receivable	62	358	78	39	57	0	594

Total recorded investment in loans	$52,768	$103,752	$23,031	$12,010	$14,523	$0	$206,084

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$186	$7,175	$95	$69	$160	$0	$7,685
Collectively evaluated for impairment	685	1,980	316	164	348	46	3,539

Total ending allowance balance	$871	$9,155	$411	$233	$508	$46	$11,224

Loans:
Loans individually evaluated for impairment	$1,845	$34,893	$1,272	$228	$357	$0	$38,595
Loans collectively evaluated for impairment	42,212	90,779	17,977	7,798	20,770	0	179,536

Total ending loans balance	$44,057	$125,672	$19,249	$8,026	$21,127	$0	$218,131
Accrued interest receivable	358	657	115	55	58	0	1,243

Total recorded investment in loans	$44,415	$126,329	$19,364	$8,081	$21,185	$0	$219,374

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents loans individually evaluated for impairment by class of loans as of:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2011
With no related allowances recorded:
Commercial	$2,102	$2,103	$0
Commercial Real Estate	9,256	9,311	0
Residential real estate	73	73	0
Consumer
Installment Loans	20	20	0
Home Equity	86	86	0
With an allowance recorded:
Commercial	1,419	1,420	240
Commercial real estate:	16,709	16,759	4,293
Residential real estate	751	751	209
Consumer
Installment loans	204	243	154
Home equity	557	614	355

Total	$31,177	$31,380	$5,251

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2010
With no related allowances recorded:
Commercial	$1,098	$1,098	$0
Commercial real estate	10,268	10,318	0
Residential real estate	747	786	0
Consumer
Installment Loans	116	116	0
Home Equity	74	75	0
With an allowance recorded:
Commercial	747	751	186
Commercial real estate	24,625	24,895	7,175
Residential real estate	525	529	95
Consumer
Installment loans	112	112	69
Home equity	283	284	160

Total	$38,595	$38,964	$7,685

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at:

September 30, 2011

(000s omitted)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$2,222	$0
Commercial real estate	14,980	530
Consumer
Home Equity	85	0
Installment loans	110	0
Residential real estate	243	0

Total	$17,640	$530

December 31, 2010

(000s omitted)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing (1)
Commercial	$1,847	$0
Commercial real estate	15,116	0
Consumer
Installment loans	121	0
Residential real estate	495	135

Total	$17,579	$135

(1)	- Includes accrued interest receivable of $2

The following table presents the aging of the recorded investment in past due loans by class of loans at:

(000s omitted)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due
September 30, 2011
Commercial	$1,098	$32	$614	$1,744
Commercial real estate:	4,637	1,457	6,618	12,712
Consumer:
Installment loans	160	85	103	348
Home Equity	74	0	0	74
Residential real estate
Traditional	351	200	0	551

Total	$6,320	$1,774	$7,335	$15,429

(000s omitted)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due
December 31, 2010
Commercial	$26	$235	$1,209	$1,470
Commercial real estate:	1,740	310	10,013	12,063
Consumer:
Installment loans	46	4	96	146
Home Equity	118	5	0	123
Residential real estate
Traditional	156	0	630	786

Total	$2,086	$554	$11,948	$14,588

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Modifications:

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan or lease, however, forgiveness of principal is rarely granted. Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial real estate loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Residential real estate loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs through a reduction of interest rate and/or extension of the maturity date. Installment loans modified in a TDR are primarily comprised of loans where the Corporation has lowered monthly payments by extending the term.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Corporation may have the financial effect of increasing the specific allowance associated with the loan.

As a result of adopting the amendments in ASU No. 2011-02, the Corporation reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings (TDRs). The Corporation identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying these loans as TDRs, the Corporation classified them as impaired. The amendments in ASU No. 2011-02 require retrospective application of the impairment measurement guidance for those loans newly identified as impaired during the period. The Corporation’s recorded investment in TDRs as a result of the guidance set forth in ASU No. 2011-02 is $3,357,000, with a specific valuation allowance of $773,000, as of September 30, 2011. This specific valuation is an allocated portion of the total allowance for loan losses.

Modified loans totaled $7,682,000 at September 30, 2011 compared to $6,246,000 at December 31, 2010.

The Corporation allocated $1,310,000 and $1,413,000 of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2011 and December 31, 2010. Modified loans are also included with impaired loans. The Corporation has no additional amounts committed to these customers.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents by class, information related to loans modified in a TDR during the three and nine month periods ended September 30, 2011:

	Loans Modified as a TDR for the Three Months Ended September 30, 2011			Loans Modified as TDR for the Nine Months Ended September 30, 2011
(000s omitted)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	0	$0	$0	3	$353	$353
Commercial- Real Estate	2	936	936	11	2,759	2,759
Residential- Real Estate	1	204	204	1	204	204
Installment loans	1	7	7	2	41	41

Total	4	$1,147	$1,147	17	$3,357	$3,357

The following presents by class, defaults (i.e. 30 days or more past due following a modification) on any loans that were modified as troubled debt restructurings during the preceding twelve months in the three and nine month periods ended September 30, 2011:

	Loans Modified as a TDR since July 1, 2010 That Subsequently Defaulted During the Three Months Ended September 30, 2011		Loans Modified as a TDR since January 1, 2010 That Subsequently Defaulted During the Nine Months Ended September 30, 2011
(000s omitted)	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Commercial	1	$45	1	$45
Commercial- Real Estate	3	224	4	463

Total	4	$269	5	$508

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Based on the Corporation’s historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs are analyzed in the same manner as other impaired loans within their respective loan segment.

The following presents by class, the type of modification made in a TDR from January 1, 2011 through September 30, 2011:

	Loans modified through reduction of interest rate as of September 30, 2011
	Three month period		Nine month period
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)	Number of Loans	Recorded Investment (as of period end) (1)
Residential-Real Estate	1	$204	1	$204
Installment loans	0	0	1	34

Total	1	$204	2	$238

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Loans modified through extension of term as of September 30, 2011
	Three month period		Nine month period
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial			3	$353
Commercial-Real Estate	2	$936	11	2,759
Residential-Real Estate
Installment loans	1	7	1	7

Total	3	$943	15	$3,119

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

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

Prime. Loans classified as prime are well seasoned borrowers displaying strong financial condition, consistently superior earning performance, and access to a range of financing alternatives. The borrower’s trends and outlook, as well as those of its industry are positive.

Pass. Loans classified as pass have a moderate to average risk to established borrowers that display sound financial condition and operating results. The capacity to service debt is stable and demonstrated at a level consistent with or above the industry norms. Borrower and industry trends and outlook are considered good.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

(000s omitted)	Prime	Pass	Watch	Substandard	Total
September 30, 2011
Commercial	$6,123	$41,498	$1,624	$3,523	$52,768
Commercial real estate	0	65,777	11,865	26,110	103,752

Total	$6,123	$107,275	$13,489	$29,633	$156,520

(000s omitted)	Prime	Pass	Watch	Substandard	Total
December 31, 2010
Commercial	$3,174	$33,871	$3,585	$3,785	$44,415
Commercial real estate	0	82,494	14,404	29,431	126,329

Total	$3,174	$116,365	$17,989	$33,216	$170,744

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

	Consumer		Residential
(000s omitted)	Home Equity	Installment	Real Estate	Total
September 30, 2011
Performing	$13,823	$11,747	$22,207	$47,777
Non-performing	700	263	824	1,787

Total	$14,523	$12,010	$23,031	$49,564

	Consumer		Residential
(000s omitted)	Home Equity	Installment	Real Estate	Total
December 31, 2010
Performing	$21,128	$7,553	$18,053	$46,734
Non-performing	57	528	1,311	1,896

Total	$21,185	$8,081	$19,364	$48,630

Loans in discontinued operations:

As part of the terms of the sale of West Michigan Community Bank, certain non performing assets were transferred to a newly formed subsidiary of the Corporation. The subsidiary acquired $1,100,000 of substandard loans, $4,400,000 of non-accrual loans and $800,000 of real estate in redemption. The loans were recorded at book value on the date of transfer. Additionally $2,900,000 of watch credit grade loans was transferred to The State Bank. The total of all loans transferred and originally included in discontinued operations was $9,200,000.

As of July 1, 2011, $4,498,000 of loans and $1,246,000 of real estate owned were transferred back into continuing operations. This reclassification reflects a change in management’s intent related to these accounts, to be a part of continuing operations on a going forward basis.

NOTE 5 – FAIR VALUE

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

Other Real Estate Owned: Non-recurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available, which results in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

NOTE 5 – FAIR VALUE (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(000s omitted)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Available for sale securities
U.S. Government and federal agency	$8,178	$0	$8,178	$0
Mortgage-backed residential	17,229	0	17,229	0
Collateralized mortgage obligations-agency	33,104	0	33,104	0
Collateralized mortgage obligations-private label	3,233	0	3,233	0
Equity securities	2,160	0	1,049	1,111

	$63,904	$0	$62,793	$1,111

	Fair Value Measurements Using
(000s omitted)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Available for sale securities
U.S. Government and federal agency	$4,000	$0	$4,000	$0
Mortgage-backed residential	7,432	0	7,432	0
Collateralized mortgage obligations-agency	24,902	0	24,902	0
Collateralized mortgage obligations-private label	3,871	0	3,871	0
Equity securities	1,670	0	523	1,147

	$41,875	$0	$40,728	$1,147

NOTE 5 – FAIR VALUE (continued)

The table below presents a reconciliation including the respective income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The Corporation did not hold any level 3 assets during the first nine months of 2010.

(000s omitted)	Equity Securities 2011
Beginning balance, January 1,	$1,147
Total gains or losses (realized / unrealized)
Included in other comprehensive income	(36)

Ending balance, September 30,	$1,111

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

(000s omitted)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2011
Impaired loans
Commercial	$63	$0	$0	$63
Commercial real estate	8,690	0	0	8,690
Residential real estate	695	0	0	695
Consumer	357	0	0	357

Total impaired loans	$9,805	$0	$0	$9,805

Other real estate owned
Commercial real estate	627	$0	$0	$627

Total other real estate owned	$627	$0	$0	$627

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2010
Impaired loans
Commercial	$599	$0	$0	$599
Commercial real estate	9,268	0	0	9,268
Residential real estate	716	0	0	716
Consumer	355	0	0	355

Total impaired loans	$10,938	$0	$0	$10,938

Other real estate owned
Commercial real estate	$235	$0	$0	$235
Residential real estate	60	0	0	60

Total other real estate owned	$295	$0	$0	$295

NOTE 5 – FAIR VALUE (continued)

At September 30, 2011, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $13,150,000 with a valuation allowance of $3,345,000. This resulted in additional specific provision for loan losses of $1,096,000 for the three month period and $1,473,000 for the nine month period ended September 30, 2011. This is compared to December 31, 2010 when the principal amount of impaired loans was $15,836,000 with a valuation allowance of $4,698,000.

Other real estate owned which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $1,966,000, of which $627,000 was at fair value at September 30, 2011, resulting from write-downs totaling $229,000 for the three month period and $520,000 for the nine month period. At December 31, 2010, other real estate owned had a net carrying amount of $3,407,000, of which $295,000 was at fair value.

Carrying amount and estimated fair value of financial instruments, not previously presented were as follows:

	September 30, 2011		December 31, 2010
(000s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$22,168	$22,168	$33,492	$33,492
Securities—held to maturity	3,423	3,506	4,350	4,383
Loans held for sale	489	489	850	850
Loans (including impaired loans), net	196,371	196,410	206,907	204,378
FHLB stock	661	661	740	740
Accrued interest receivable	1,014	1,014	1,050	1,050

Liabilities:
Deposits	$272,265	$268,917	$275,977	$272,223
Short-term borrowings	647	647	879	879
FHLB advances	923	1,183	954	1,369
Subordinated debentures	14,000	12,591	14,000	12,613
Accrued interest payable	1,464	1,464	1,166	1,166

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

NOTE 5 – FAIR VALUE (continued)

FHLB Stock: It was not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued interest: The carrying amount of accrued interest approximates its fair value.

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

NOTE 6 – INCOME TAXES

The provision (benefit) for federal income taxes is computed by applying the statutory federal income tax rate to income (loss) before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting credits related to certain investments.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at September 30, 2011 and December 31, 2010. The Corporation’s evaluation of taxable events, losses in recent years and the continuing deterioration of the Michigan economy led management to conclude that it was more likely than not that the benefit would not be realized. As a result, the Corporation maintained a full valuation allowance at September 30, 2011 and December 31, 2010.

NOTE 6 – INCOME TAXES (continued)

An income tax benefit associated with continuing operations in the amount of $300,000 was recorded for the nine month period ending September 30, 2011. For the three month period ended September 30, 2010 an income tax benefit associated with continuing operations of $235,000 was recorded. For the nine month period ended September 30, 2010 an income tax benefit associated with continuing operations of $128,000 was recorded. The benefit recorded considers the results of current period adjustments to other comprehensive income and discontinued operations. Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances when there is a pre-tax loss from continuing operations and income from other categories such as other comprehensive income or discontinued operations. In such case, pre-tax income from other categories is included in the tax expense (benefit) calculation for the current period.

In the ordinary course of business, the Corporation enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) questions and/or challenges the tax position taken by the Corporation with respect to those transactions. The Corporations believes that its tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS, an administrative authority of a court, if presented with the transactions, could disagree with the Corporation’s interpretation of the tax law. After evaluating the risks and opportunities, the best outcome may result in a settlement. The ultimate outcome for each position is not known.

At September 30, 2011, net unrecognized tax benefits were $125,000. There were no unrecognized tax benefits recorded in any previously reported periods presented. The increase of $125,000 in unrecognized tax benefits from June 30, 2011 was the result of an item noted in the Corporation’s on-going IRS examination related to a deduction taken associated with the write off and subsequent recovery of a loan. Accrued interest and penalties were not considered to be significant. The Corporation continues to engage in discussions with the IRS related to its ongoing examinations for the 2008 and 2009 tax years and based upon current knowledge the Corporation does not believe that it is more likely than not that other positions taken will not be sustained upon ultimate resolution and/or appeal. The Corporation does not expect the total amount of unrecognized tax benefits to change within the next twelve months. The aforementioned item would not be expected to have a significant impact on the Corporation’s effective tax rate in any one reporting period if and when recognized.

Based on current knowledge and probability assessment of various potential outcomes, the Corporation believes that accrued tax liabilities and valuation allowance are adequate to absorb the effect, if any, relating to the ultimate resolution of the uncertain tax position in the matter outlined above.

The Corporation and its subsidiaries are subject to U.S federal income taxes as well as income tax of the state of Michigan. The Corporation is no longer subject to examination by taxing authorities for years before 2007.

NOTE 7 – LOSS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of basic earnings per common share and diluted earnings per common share is presented below. Earnings per common share are presented below for the three month and nine month periods ended September 30, 2011 and 2010:

NOTE 7 – EARNINGS PER COMMON SHARE (continued)

The factors in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000s omitted except share and per share data)	2011	2010	2011	2010
Basic
Net loss	$(700)	$(2,337)	$(635)	$(5,600)

Weighted average common shares outstanding	2,349,249	2,277,406	2,326,837	2,265,472

Basic loss per common share	$(0.30)	$(1.03)	$(0.27)	$(2.47)

Diluted
Net loss	$(700)	$(2,337)	$(635)	$(5,600)
Weighted average common shares outstanding for for basic earnings per common share	2,349,249	2,277,406	2,326,837	2,265,472
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Average shares and dilutive potential common shares	2,349,249	2,277,406	2,326,837	2,265,472

Diluted loss per common share	$(0.30)	$(1.03)	$(0.27)	$(2.47)

The factors in the earnings per share of continuing operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000s omitted except share and per share data)	2011	2010	2011	2010
Basic
Net loss of continuing operations	$(700)	$(2,243)	$(1,107)	$(5,489)

Weighted average common shares outstanding	2,349,249	2,277,406	2,326,837	2,265,472

Basic loss per common share from continuing operations	$(0.30)	$(0.98)	$(0.48)	$(2.42)

Diluted
Net loss of continuing operations	$(700)	$(2,243)	$(1,107)	$(5,489)
Weighted average common shares outstanding for basic earnings per common share	2,349,249	2,277,406	2,326,837	2,265,472
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Average shares and dilutive potential common shares	2,349,249	2,277,406	2,326,837	2,265,472

Diluted loss per common share from continuing operations	$(0.30)	$(0.98)	$(0.48)	$(2.42)

Stock options of 13,907 and 16,755 shares of common stock outstanding at September 30, 2011 and September 30, 2010, respectively were not considered in computing diluted earnings per common share for 2011 and 2010, because they were antidilutive.

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

NOTE 9 – DISCONTINUED OPERATIONS

On April 28, 2010, at the Annual Shareholder Meeting, a formal announcement was made regarding the signing of a definitive agreement to sell West Michigan Community Bank (“WMCB”). The transaction was consummated on January 31, 2011, and the Corporation received $10,500,000 from the sale of West Michigan Community Bank (a 10% premium to book). As a condition of the sale, the Corporation assumed certain non-performing assets of West Michigan Community Bank which totaled $9,900,000. The assets were housed in a newly formed real estate holding company subsidiary of the Corporation. In addition, The State Bank assumed $2,900,000 of watch rated credits.

As of July 1, 2011, due to a change in intent of the Corporation, the remaining balances of the assets described above and previously classified as discontinued operations at June 30, 2011 were reclassified into continuing operations; therefore there is no balance sheet for presentation at September 30, 2011. Assets also were reclassified for all periods presented. See Note 1 for further discussion.

As of April 30, 2010, Davison State Bank (“DSB”) was sold to an independent financial group. As a result, there is no balance sheet for presentation at September 30, 2011 or December 30, 2010. As of January 31, 2011, West Michigan Community Bank was sold to a third party investor group as a result there is no balance sheet presentation at September 30, 2011.

A condensed balance sheet of discontinued operations is presented below at December 31, 2010.

CONDENSED BALANCE SHEET OF DISCONTINUED OPERATIONS

(Unaudited)

(000s omitted)

WMCB
Dec 31, 2010
ASSETS
Cash and cash equivalents	$9,506
Securities—available for sale	15,080
Loans, net of allowance ($4,740-2010)	77,134
Other assets	11,594

Total assets	$113,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$13,751
Interest bearing	93,546

Total deposits	107,297
Federal Home Loan Bank advances	5,000
Accrued taxes, interest and other liabilities	1,024
Shareholders’ equity	(7)

Total liabilities and shareholders’ equity	$113,314

A condensed statement of income of discontinued operations related to loans and other real estate assumed upon the sale of West Michigan Community Bank is presented for the nine months ended September 30, 2011. Due to the transfer of loans at January 31, 2011, only one month of income and expense are presented for West Michigan Community Bank.

A condensed statement of income of discontinued operations is presented for the nine months ended September 30, 2010. Due to the sale of Davison State Bank, there is no income statement for presentation for the three or nine months period ended September 30, 2011.

NOTE 9 – DISCONTINUED OPERATIONS (continued)

As of July 1, 2011, the assets previously described as discontinued operations at June 30, 2011 were reclassified into continuing operations. The nine month income statement for the period ended September 30, 2011 is presented below:

CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS

Unaudited

(000s omitted)

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Assumed Loans and Other Real Estate	DSB	WMCB	Total	Assumed Loans and Other Real Estate	DSB	WMCB	Total
Interest income	$0	$0	$0	$0	$0	$0	$515	$515
Interest expense	0	0	0	0	0	0	129	129

Net interest income	0	0	0	0	0	0	386	386
Provision for loan losses	0	0	0	0	0	0	(50)	(50)

Net interest income (loss) after provision for loan losses	0	0	0	0	0	0	436	436

Non-interest income	0	0	0	0	0	0	121	121
Non-interest expense	0	0	0	0	82	0	415	497

Income (loss) before federal income tax	0	0	0	0	(82)	0	142	60

Federal income tax expense (benefit)	0	0	0	0	0	0	57	57
Gain on sale of subsidiary	0	0	0	0	0	0	469	469

Net income (loss)	$0	$0	$0	$0	$(82)	$0	$554	$472

In connection with the sale of West Michigan Community Bank, the Corporation recognized a gross gain of $711,000. Net of tax the net gain amounted to $469,000.

NOTE 9 – DISCONTINUED OPERATIONS (continued)

CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS

Unaudited

(000s omitted)

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Assumed Loans and Other Real Estate	DSB	WMCB	Total	Assumed Loans and Other Real Estate	DSB	WMCB	Total
Interest income	$0	$0	$1,533	$1,533	$0	$607	$4,663	$5,270
Interest expense	0	0	533	533	0	116	1,896	2,012

Net interest income	0	0	1,000	1,000	0	491	2,767	3,258
Provision for loan losses	0	0	109	109	0	(5)	878	873

Net interest income (loss) after provision for loan losses	0	0	891	891	0	496	1,889	2,385

Non-interest income	0	0	245	245	0	178	699	877
Non-interest expense	0	0	1,246	1,246	0	121	3,649	3,770

Income (loss) before federal income tax	0	0	(110)	(110)	0	553	(1,061)	(508)

Federal income tax expense (benefit)	0	0	(16)	(16)	0	181	(578)	(397)
Gain on sale of subsidiary	0	0	0	0	0	0	0	0

Net income (loss)	$0	$0	$(94)	$(94)	$0	$372	$(483)	$(111)

During the first quarter of 2010, the Corporation reversed a previously recorded gross estimated loss of $700,000 related to the sale of Davison State Bank.

NOTE 10 – REGULATORY MATTERS

The Corporation (on a consolidated basis) and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal and state regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items that are calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require FDIC insured Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2011 and December 31, 2010, the most recent notifications from Federal Deposit Insurance Corporation categorized the subsidiary Bank as adequately capitalized in accordance with standards.

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

NOTE 10-REGULATORY MATTERS (continued)

In January 2010, The State Bank entered into a Consent Order with federal and state banking regulators containing provisions to foster improvement in The State Bank’s earnings, reduce nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At September 30, 2011, The State Bank had a Tier 1 capital to average assets ratio of 8.1% and a total capital to risk-weighted assets ratio of 12.1%. While these ratios are compliant with the Consent Order requirements, additional requirements are not yet attained, and therefore The State Bank cannot be considered well capitalized.

The Consent Orders restrict the Bank from issuing or renewing brokered deposits. The Consent Orders also restrict dividend payments from The State Bank to the Corporation. The Corporation, the Board of Directors and management continue to work on plans to come into compliance with the Consent Orders recent actions included the injection of capital into The State Bank resulting from the sale of West Michigan Community Bank. On January 31, 2011, $900,000 of capital was injected into The State Bank. Additional capital injections were made on June 2, 2011 in the amount of $2,862,000 and on July 27, 2011 in the amount of $850,000. These injections were the result of the sale of non-performing assets from the subsidiary of the Corporation. Following these injections, the Bank has attained capital levels that can be considered well capitalized by regulatory standards. Future non-compliance with Consent Order requirements may cause the Bank to be subject to further enforcement actions by the FDIC.

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

As illustrated in the table below, at September 30, 2011, the Consolidated Corporation’s total capital to risk weighted assets ratio indicates that it is adequately capitalized. The Corporation’s total capital to risk weighted assets ratio of 10.4% at September 30, 2011 was above the minimum requirement to be adequately capitalized of 8.0%. This is compared to December 31, 2010 when the total capital to risk weighted assets for the Corporation was at 7.8% and was under capitalized. The improvement in capital ratios was largely driven by the sale of West Michigan Community Bank. Despite the improvements and current capital levels, the Corporation continues to be required to obtain written approval prior to payments of any dividends or for any increase or decrease to outstanding debt.

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

NOTE 10 – REGULATORY MATTERS (continued)

	Actual		For Capital Adequacy Purposes		Regulatory Agreement Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total Capital (to Risk Weighted Assets)
Consolidated	$23,460	10.4%	$18,013	8.0%	NA	NA
The State Bank	27,157	12.4	17,509	8.0	$21,887	12.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	20,625	9.2	9,007	4.0	NA	NA
The State Bank	24,322	11.1	8,755	4.0	13,132	NA

Tier 1 Capital (to Average Assets)
Consolidated	20,625	6.2	13,328	4.0	NA	NA
The State Bank	24,322	8.1	12,000	4.0	24,000	8.0

	Actual		For Capital Adequacy Purposes		Regulatory Agreement Requirements
(000s omitted)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$25,443	7.8%	$26,073	8.0%	NA	NA
The State Bank	22,670	10.0	18,152	8.0	$27,228	12.0%
West Michigan Community Bank	10,722	11.0	7,794	8.0	NA	NA

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	21,261	6.5	13,036	4.0	NA	NA
The State Bank	19,735	8.7	9,076	4.0	NA	NA
West Michigan Community Bank	9,475	9.7	3,897	4.0	NA	NA

Tier 1 Capital (to Average Assets)
Consolidated	21,261	4.9	17,330	4.0	NA	NA
The State Bank	19,735	6.5	12,204	4.0	24,408	8.0
West Michigan Community Bank	9,475	7.5	5,025	4.0	10,050	8.0

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

Results of Operations

As indicated in the income statement, the loss for the nine months ended September 30, 2011 was ($635,000) compared to a loss of ($5,600,000) for the same period in 2010. Net interest income in the third quarter of 2011, was $157,000 below net interest income for the same quarter in 2010. The third quarter 2011 provision for loan losses was reduced $1,799,000 compared to the third quarter of 2010. Management feels the allowance for loan losses is appropriate and has decreased $2,105,000 when comparing the balance as of September 30, 2011 to December 31, 2010.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended September 30, 2011, the Corporation’s return on average assets (annualized) was (0.23%) compared to (0.51%) for the same period in 2010. For the nine months ended September 30, 2011, the Corporation’s return on average equity (annualized) was (4.21%) compared to (12.79%) for the same period in 2010. Net loss per share, basic and diluted, was ($0.30) in the third quarter 2011 compared to ($1.03) net loss per share basic and diluted for the same period in 2010. Net loss per share, basic and diluted, was ($0.27) in the nine month period ended September 30, 2011 compared to ($2.47) net loss per share basic and diluted for the same period in 2010.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2011 and 2010 are summarized in Table 1. Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2011 and 2010 are summarized in Table 2.

During the nine months ended September 30, 2011, net interest income decreased compared to the same period in 2010. The volume of loans decreased over the past year resulting in a decrease in loan yield. To mitigate the decrease in interest income deposit interest rates were reduced on time deposits, which assisted in discouraging high rate instruments from renewing, with some funds exiting, thus reducing interest bearing liability costs.

As indicated in Table 1, for the nine months ended September 30, 2011, the Corporation’s net interest margin (with consideration of full tax equivalency) was 3.81% compared with 3.73% for the same period in 2010. The increase in net interest margin was due to a steeper decline in the average interest bearing liability rate when comparing the nine month period ended September 30, 2011 to September 30, 2010, over the decline in the rate of average earning assets. The average interest bearing liability rate decreased 0.48% from 1.85% at September 30, 2010 to 1.37% at September 30, 2011. This was largely attributable to downward re-pricing on the time deposit portfolio; along with a decrease in volume in the time deposit portfolio. The rate paid on total average earning assets decreased 0.41% from 5.37% at September 30, 2010 to 4.96% at September 30, 2011. This can be attributed to a decline in the average balance of the overall loan portfolio volume year over year. A further contribution to the net interest margin increase was an increase of $6,250,000 in non-interest bearing DDA accounts when comparing the nine month period ended September 30, 2011 to September 30, 2010.

Average earning assets decreased 7.2% or $21,002,000 when comparing the nine month period ended September 30, 2011 to the same time period in 2010. Loans, the highest yielding component of earning assets, represented 74.9% of earning assets in 2011 compared to 79.6% in 2010. Average interest bearing liabilities decreased 11.7% or $30,148,000 comparing the first nine months of 2011 to the same time period in 2010. Non-interest bearing deposits amounted to 22.6% of average earning assets in the first nine months of 2011 compared with 18.8% in the same time period of 2010.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended September 30, 2011 and 2010 are shown in Table 2. Net interest income for the three months ended September 30, 2011 was $2,652,000, an increase of $4,000, or 0.2%, from the same period in 2010. Net interest margin increased as a result of a large decrease in the interest bearing liability yield.

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

Table 1 Average Balance and Rates

	NINE MONTHS ENDED SEPTEMBER 30,
	2011			2010
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted) (Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Securities:
U.S. Treasury and Government Agencies	$48,526	$967	2.66%	$26,458	$644	3.25%
State and Political (1)	3,901	180	6.17%	8,290	379	6.11%
Other	2,843	39	1.83%	2,330	24	1.38%

Total Securities	55,270	1,186	2.87%	37,078	1,047	3.78%
Fed Funds Sold	11,933	30	0.34%	21,433	19	0.12%
Loans:
Commercial	152,700	6,634	5.81%	176,208	8,094	6.14%
Tax Free (1)	1,810	86	6.35%	2,282	111	6.50%
Real Estate-Mortgage	20,138	876	5.82%	22,055	1,025	6.21%
Consumer	27,502	1,183	5.75%	30,951	1,359	5.87%

Total loans	202,150	8,779	5.81%	231,496	10,589	6.12%
Allowance for Loan Losses	(9,431)			(9,731)
Net Loans	192,719	8,779	6.09%	221,765	10,589	6.38%

Loans Held for Sale	506	18	4.76%	854	32	5.01%

TOTAL EARNING ASSETS	$269,859	$10,013	4.96%	$290,861	$11,687	5.37%

Cash Due from Banks	22,298			13,577
Assets of Discontinued Operations	13,444			158,790
All Other Assets	24,242			29,484

TOTAL ASSETS	$320,412			$482,981

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest Bearing – DDA	$47,226	$41	0.12%	$49,508	$80	0.22%
Savings Deposits	68,754	48	0.09%	64,257	63	0.13%
Time CDs $100,000 and Over	40,981	1,139	3.72%	63,980	1,915	4.00%
Other Time CDs	55,064	718	1.74%	64,469	1,118	2.32%

Total Deposits	212,025	1,946	1.23%	242,214	3,176	1.75%
Other Borrowings	15,374	378	3.29%	15,333	388	3.38%

INTEREST BEARING LIABILITIES	$227,399	$2,324	1.37%	$257,547	$3,564	1.85%

Non-Interest bearing – DDA	61,049			54,797
Liabilities of Discontinued Operations	12,337			147,595
All Other Liabilities	3,184			3,432
Shareholders’ Equity	16,443			19,610

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$320,412			$482,981

Net Interest Rate Spread			3.58%			3.52%

Net Interest Income /Margin		$7,689	3.81%		$8,123	3.73%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 2 Average Balance and Rates

	THREE MONTHS ENDED SEPTEMBER 30,
	2011			2010
(000s omitted) (Annualized)	AVERAGE BALANCE	INCOME/ EXPENSE	YIELD/ RATE	AVERAGE BALANCE	INCOME/ EXPENSE	YIELD/ RATE
ASSETS
Securities:
U.S. Treasury and Government Agencies	$56,152	$373	2.64%	$30,533	$217	2.82%
State and Political (1)	3,450	53	6.09%	4,498	70	6.17%
Other	2,836	15	2.10%	2,331	7	1.19%

Total Securities	62,438	441	2.80%	37,362	294	3.12%
Fed Funds Sold	5,000	8	0.63%	28,725	9	0.12%
Loans:
Commercial	153,005	2,184	5.66%	169,363	2,655	6.22%
Tax Free (1)	1,637	27	6.54%	2,202	36	6.49%
Real Estate-Mortgage	21,392	298	5.53%	21,218	316	5.91%
Consumer	26,812	385	5.70%	30,214	443	5.82%

Total loans	202,846	2,894	5.66%	222,997	3,450	6.14%
Allowance for Loan Losses	(9,012)			(10,480)
Net Loans	193,834	2,894	5.92%	212,517	3,450	6.44%

Loans Held for Sale	434	5	4.57%	1,173	15	5.07%

TOTAL EARNING ASSETS	$270,718	$3,348	4.91%	$290,257	$3,768	5.15%

Cash Due from Banks	22,943			13,565
Assets of Discontinued Operations	0			136,616
All Other Assets	21,501			28,028

TOTAL ASSETS	$306,150			$457,986

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Interest Bearing – DDA	$47,581	$13	0.11%	$50,155	$23	0.18%
Savings Deposits	69,984	17	0.10%	66,359	22	0.13%
Time CDs $100,000 and Over	35,324	316	3.55%	57,593	599	4.13%
Other Time CDs	53,212	224	1.67%	63,294	341	2.14%

Total Deposits	206,101	570	1.10%	237,401	985	1.65%
Other Borrowings	15,304	126	3.27%	15,392	135	3.48%

INTEREST BEARING LIABILITIES	$221,405	$696	1.25%	$252,793	$1,120	1.76%

Non-Interest bearing – DDA	64,925			55,536
Liabilities of Discontinued Operations	0			127,105
All Other Liabilities	3,190			4,292
Shareholders’ Equity	16,630			18,260

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$306,150			$457,986

Net Interest Rate Spread			3.66%			3.39%

Net Interest Income /Margin		$2,652	3.89%		$2,648	3.62%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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

The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s methodology in determining the appropriateness of the allowance is based on ongoing quarterly assessments and relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, size, and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs and other pertinent factors. While we consider the allowance for loan losses to be appropriate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety.

While the allowance for loan losses has decreased substantially, the funds provided remains historically high as a result of continued weaknesses in the national and local economies, elevated amounts of non-performing loans and elevated charge-off levels over the past three years. Rolling twelve quarter periods of historical charge off experience is considered when calculating the current required level of the allowance for loan losses. The amount of the allowance for loan losses specifically allocated to impaired loans decreased by $2,434,000 during the first nine months of 2011 as a result of charge offs incurred on loans for which specific allocations were previously recorded.

At September 30, 2011, the allowance was $9,119,000, or 4.44% of total loans compared to $11,224,000, or 5.13%, at December 31, 2010, a decrease of $2,105,000 during the first nine months of 2011. Non performing loan levels, remained relatively unchanged when comparing amounts outstanding at September 30, 2011 to December 31, 2010. Net charge-offs decreased to $3,450,000 during the first nine months of 2011 compared to $5,267,000 during the first nine months of 2010. As discussed above, a majority of the charge-offs in 2011 relate to loans for which specific allocations were recorded at December 31, 2010.

During the first nine months of 2011, the Corporation experienced net charge-offs of $3,450,000 compared with net charge-offs of $5,267,000 in the first nine months of 2010. The provision for loan loss was $2,542,000 in the first nine months of 2011 and $7,435,000 for the same time period in 2010. Continuing declines in appraised values of properties in Michigan along with additional loans migrating to watch status due to economic conditions, have contributed to the ongoing elevated level of provision for loan losses. The application of historical loss rates to the current portfolio has the potential to be a lagging indicator and management evaluates whether these allocations should be adjusted. While there are indications that asset quality is improving, uncertain current economic conditions justify the use of high historical loss rates in estimating the required level of allowance for loan losses.

Non-Interest Income

Non-interest income increased during the three months ended September 30, 2011 as compared to the same period in 2010. Overall non-interest income was $1,540,000 for the three months ended September 30, 2011 compared to $938,000 for the same period in 2010. This represents an increase of 64.2%. A component of the increase was that the Corporation recorded a loss on equity investment of $307,000, in 2010, which did not occur in 2011. In addition, in the third quarter of 2011, the Bank sold a former retail office location and accordingly recorded a gain on sale of $349,000. On a year to date basis, non-interest income at September 30, 2011 was $3,796,000 compared with $3,389,000 at September 30, 2010; an increase of 12.0%.

Service charges on deposit accounts are approximately 19.1% of non-interest income. These fees from service charges were $294,000 in the third quarter of 2011, compared to $341,000 for the same period in 2010. This represents a decrease of 13.8% from year to year, with the majority of the decline in NSF charges collected. On a year to date basis, service charges on deposit accounts, decreased 21.8% to $880,000 at September 30, 2011.

Trust, investment and financial planning services income increased $32,000 or 16.7% in the third quarter of 2011 compared to the same period in the prior year. The increase is attributable to favorable changes in market value, which resulted in higher fee income. On a year to date basis, trust and wealth management income has increased 13.3% from the first nine months of 2010.

Gain on the sale of mortgage loans originated by the Bank and sold into the secondary market decreased by $118,000 or 55.1% to $96,000 in the third quarter of 2011 compared to $214,000 for the same period in 2010. Management believes for the remainder of 2011, mortgage income will remain relatively flat as governmental purchase incentives have expired and property values remain under stress. On a year to date basis, the gain on the sale of mortgage loans has decreased 53.3% from the first nine months of 2010.

Other operating income increased by $79,000 or 15.9% in the third quarter of 2011 compared to the same time period in 2010. The increases consist of increased interchange income from debit cards, an increase in gain on sale of real estate owned, and increases in charges related to providing support services to other banks. On a year to date basis, other operating income increased $198,000 or 13.9%.

Non-Interest Expense

Total non-interest expense increased 8.8% to $3,703,000 in the three months ended September 30, 2011, compared with $3,402,000 in the same period of 2010. The increase is attributable to increases in salaries and benefits, along with other insurance costs. These increases were partially offset by decreases in occupancy and furniture and equipment expenses; and loan and collection expenses. Total non-interest expense increased 1.8% to $10,296,000 in the nine months ended September 30, 2011, compared with $10,117,000 in the same period of 2010. The increase is attributable to increases in salaries and benefits and other insurance costs which were nearly offset by decreases in loan and collection expenses; occupancy and furniture and equipment expenses.

Salary and benefit costs, the Corporation’s largest non-interest expense category, were $1,789,000 in the third quarter of 2011, compared with $1,573,000, or an increase of 13.7%, for the same time period in 2010. Salary and benefits expense increased due to pension accruals associated with an early retirement of an executive officer. For the nine months ended September 30, 2011, salary and benefit costs were $5,085,000, compared with $4,787,000 for the same time period in 2010. This increase of 6.2% or $298,000 was related to pension accruals associated with an early retirement of an executive officer, along with increases in benefits cost.

Occupancy expenses, at $289,000, were significantly reduced in the three months ended September 30, 2011 compared to the same period in 2010 with a decrease of $20,000 or 6.5%. Decreases of occupancy expenses were in property insurance, depreciation, utility costs and reductions in building repairs and maintenance. For the nine month period ended September 30, 2011, occupancy expenses were $849,000, compared to $941,000 for the same time period in 2010. This represents a decrease of 9.8%. For the nine month period ended September 30, 2011, the decrease in occupancy expenses is related to reductions in building repairs and maintenance, primarily due to lower snow removal costs in 2011.

During the three months ended September 30, 2011, furniture and equipment expenses were $237,000 compared to $340,000 for the same period in 2010, a decrease of 30.3%. The decrease was due to the lower depreciation, rental and maintenance expense on equipment and furnishings in 2011. For the nine month period ended September 30, 2011, furniture and equipment expenses were $807,000 compared to $968,000 for the same period in 2010. This represents a decrease of 16.6% for the nine month period comparison. This was the result of declining depreciation expense along with lower equipment rental expenses.

Loan and collection expenses, at $393,000 were up $2,000 or 0.5% during the three months ended September 30, 2011 compared to $391,000 for the same time period in 2010. The expenses remained nearly flat from year to year and were related to expenses for other real estate owned, in the form of property taxes and property maintenance and expenses related to troubled loans. For the nine month period ended September 30, 2011, loan and collection expenses totaled $990,000 compared to $1,096,000 for the same period in 2010. This represents a decrease of 9.7%. The decrease during the nine month period was related to decreases in write downs of other real estate owned.

Advertising expenses increased $14,000 for the three months ended September 30, 2011 compared to the same period in 2010. For the three months ended September 30, 2011, advertising expenses were $36,000 compared to $22,000 for the same period in 2010. This is an increase of 63.6%. The Corporation has resumed advertising campaigns with the goal of attracting new customers for lending and deposit products, while also strengthening our presence in local communities through sponsorships of community events. For the nine month period ended September 30, 2011, advertising expenses totaled $99,000, compared to $89,000 for the same time in 2010. This is an increase of 11.2%.

Other operating expenses were $959,000 in the three months ended September 30, 2011 compared to $767,000 in the same time period in 2010, an increase of $192,000 or 25.0%. Increases year over year include increases in our general insurance from third quarter 2010 totals, higher legal costs, higher outside services and an increase in miscellaneous operating expense, pertaining to the costs associated with the sale of a bank facility. Partially offsetting these increases were reductions in FDIC assessment, supplies expense, and ATM/Debit card expenses. In the nine months ended September 30, 2011, other operating expenses were $2,466,000 compared to $2,236,000 in the same time period in 2010, an increase of $230,000 or 10.3%. The increase was comprised of increases in telephone and communication expenses; legal fees, audit and exam fees, bank director retainer fees, general insurances, and miscellaneous operating expenses. Partially offsetting these increases were decreases in supplies expense, postage expense, FDIC assessment, and other losses.

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

The Corporation’s total assets were $307,101,000 at September 30, 2011 compared to total assets of $424,228,000 at December 31, 2010. This includes assets from discontinued operations $113,314,000, in connection with the sale of West Michigan Community Bank at December 31, 2010. At September 30, 2011, there were no assets classified as discontinued operations. Gross loans comprised 66.9% of total assets at September 30, 2011 compared to 51.4% at December 31, 2010. Gross loans decreased $12,641,000 during the first nine months of 2011.

Bank premises and equipment decreased $31,000 to $10,304,000 at September 30, 2011 compared to $10,335,000 at December 31, 2010. The decrease was the result of normal depreciation along with the sale of a bank facility and the purchase of a bank property which was previously leased.

Other assets, which include accrued interest receivable and prepaid expenses, decreased $1,249,000 when comparing September 30, 2011 to December 31, 2010. Other assets totaled $1,909,000 at September 30, 2011 compared to $3,158,000 at December 31, 2010. The decrease is mainly attributable to a decrease of $549,000 in prepaid expenses due to normal amortization of contracts. In addition, at December 31, 2010, $828,000 of REO in redemption was included in other assets. At September 30, 2011, assets similar in nature have been classified into the loan portfolio on the balance sheet.

On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 24.2% at September 30, 2011 and 19.9% at December 31, 2010. Interest bearing deposit liabilities totaled $206,315,000 at September 30, 2011 compared to $220,933,000 at December 31, 2010. Total deposits decreased $3,712,000 with non-interest bearing demand deposits increasing $10,906,000 and interest bearing deposits decreasing $14,618,000. The increase in non-interest bearing demand is due primarily to seasonal deposits related to property tax payments collected by municipalities. The largest decrease in interest bearing deposits was in time deposits. Short-term borrowings decreased $232,000 due to the decrease in treasury tax and loan payments outstanding at the end of the two periods. FHLB advances decreased $31,000 at September 30, 2011 compared to December 31, 2010. This was due to the annual payment on a long-term advance held at the Bank.

Non-Performing Assets

Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure or deed-in-lieu of foreclosure.

Total non performing assets decreased from December 31, 2010 to September 30, 2011, along with the ratio of non-performing loans to the allowance for loan losses. The recorded investment in non-performing assets decreased $930,000 from December 31, 2010 to September 30, 2011. Non-accrual loans increased $61,000 to $17,640,000 at September 30, 2011. Modified loans increased $1,436,000 to $7,682,000 at September 30, 2011 and other real estate decreased $1,441,000 to $1,966,000. REO in redemption decreased $864,000 to $768,000. See Note 4 for additional information.

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

Certain portions of the Corporation’s non-performing loans are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or monitor are also analyzed for possible impairment. Impairment losses are believed to be appropriately covered by the allowance for loan losses.

The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Accrued but uncollected interest is reversed against income for the current quarter when a loan is placed on non-accrual. At September 30, 2011, there were $530,000 of loans past due 90 days or more and still accruing. Management is not aware of any loans that have not been moved to non-accrual or not been reclassified to troubled debt restructurings at September 30, 2011. The potential, however, remains that a borrower may become financially distressed in the future and management may place that loan into non-accrual, but this is difficult to predict.

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Banks’ deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, other liabilities and shareholders’ equity) provided primarily all funding needs in the first nine months of 2011. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $21,102,000 since December 31, 2010 due to purchases in the available for sale investment portfolio. Multiple available for sale securities with elevated credit risk were sold and the proceeds used to purchase mortgage backed instruments with lower credit risk during the fourth quarter of 2010. The Corporation has re-invested some of the funds, from the call and maturities of these securities, back into the securities portfolio to increase yield and manage the asset ratios on the balance sheet. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

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

The Corporation had cash used in financing activities resulting from the decrease of deposits, a decrease in short term borrowings and the sale of a subsidiary bank. In the first nine months of 2011 deposits decreased $3,712,000, while short term borrowings decreased $232,000. Cash provided by investing activities was $82,177,000 in first nine months of 2011 compared to $64,423,000 in first nine months of 2010. The change in investing activities was due to the sale of a subsidiary bank.

Capital Resources

Management closely monitors bank capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “adequately capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 8%, 4%, and 4%, respectively. At September 30, 2011, The State Bank was in excess of the minimum adequately capitalized capital and leverage requirements as defined by federal law and was in compliance with the capital requirements prescribed by the Consent Order.

Total shareholders’ equity decreased 2.4% to $15,677,000 at September 30, 2011 compared with $16,055,000 at December 31, 2010. The decrease was due to the net loss in the first nine months of 2011, partially offset by increases in other comprehensive income as noted below. The Corporation’s equity to asset ratio was 5.1% at September 30, 2011 and 3.8% at December 31, 2010.

As indicated on the balance sheet at December 31, 2010, the Corporation had an accumulated other comprehensive income of $61,000 compared to $208,000 at September 30, 2011. The fluctuation in the income position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio resulting from purchases made in the third quarter of 2011.

For additional information on the Corporation’s capital resources please refer to Note 10 to the financial statements which is incorporated herein by this reference.

Regulatory Orders and Trust Preferred

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at September 30, 2011 and December 31, 2010. During the second quarter of 2009, the Corporation recognized a full valuation allowance. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at:

(000s omitted)	September 30, 2011	December 31, 2010
Commitments to make loans (at market rates)	$12,274	$8,403
Unused lines of credit and letters of credit	28,490	29,746

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 62 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. For the first nine months of 2011, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2011 compared to 2010.

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

An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 3 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2011, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 3 GAP Analysis – September 30, 2011

	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total
Earning Assets:
Federal Funds Sold	$5,000	$0	$0	$0	$5,000
Securities	16,051	23,522	21,437	6,317	67,327
Loans	37,864	38,467	57,869	71,290	205,490
Loans Held for Sale	489	0	0	0	489
FHLB Stock	661	0	0	0	661

Total Earning Assets	$60,065	$61,989	$79,306	$77,607	$278,967

Interest Bearing Liabilities:
Interest Bearing Demand Deposits	$45,723	$0	$0	$0	$45,723
Savings Deposits	73,201	0	0	0	73,201
Time Deposits Less than $100,000	8,728	25,864	16,485	1,574	52,651
Time Deposits Greater than $100,000	5,521	16,009	11,899	1,311	34,740
Short term borrowings	647	0	0	0	647
Other Borrowings	0	33	74	816	923
Subordinated debentures	14,000	0	0	0	14,000

Total Interest Bearing Liabilities	$147,820	$41,906	$28,458	$3,701	$221,885

Interest Rate Sensitivity GAP	($87,755)	$20,083	$50,848	$73,906	$57,082
Cumulative Interest Rate Sensitivity GAP	($87,755)	(67,672)	(16,824)	57,082
Interest Rate Sensitivity GAP	0.41	1.48	2.79	20.97
Cumulative Interest Rate Sensitivity GAP Ratio	0.41	0.64	0.92	1.26

As indicated in Table 3, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The Prime Rate has remained steady over the past twelve months. This steadiness allowed management to close the gap related to interest rate sensitivity. Management was able to reduce liquid interest bearing liability rates to extremely low rates, while maintaining relatively similar volumes. The Banks were also able to re-price maturing time deposits, usually in a downward fashion as longer term certificates at higher rates matured during the year. On the asset side of the balance sheet, rates on the investment portfolios remained relatively steady and the yields on loans increased slightly. Management worked to re-price loans favorably as they renewed and were priced accordingly for risk, however overall loan yields decreased. This was due to increases in non-performing loans. The Corporation expects to continue to make strides in managing interest rate sensitivity.

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

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors – This item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	[Reserved]

Item 5.	Other Information. – None

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.

Dated: November 14, 2011
Donald L. Grill
President & CEO

Dated: November 14, 2011
Douglas J. Kelley
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files