Form 10-Q/A
period 2011-09-30
FENTURA FINANCIAL INC
filed 2011-11-21
CIK 919865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Fentura Financial, Inc.

Index to Form 10-Q

Explanatory Note

Fentura Financial, Inc. (“Fentura”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended September 30, 2011 (which was originally filed on November 15, 2011) solely for the purpose of including the conformed signatures to the Form 10-Q on page 51, which were inadvertently omitted from the original filing.

Except as described above, the Amendment No. 1 does not amend any other item of Form 10-Q and does not modify or update in any way the disclosures contained in the original Form 10-Q.

New certifications of our principal executive officer and principal financial officer are included as exhibits to the Amendment No. 1 to Form 10-Q.

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

Fentura Financial, Inc.

Dated: November 18, 2011	/s/ Donald L. Grill
Donald L. Grill
President & CEO

Dated: November 18, 2011	/s/ Douglas J. Kelley
Douglas J. Kelley
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files