Form 10-Q
period 2012-03-31
FENTURA FINANCIAL INC
filed 2012-05-17
CIK 919865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 1, 2012

Class — Common Stock                Shares Outstanding — 2,403,741

Fentura Financial, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FENTURA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(000s omitted except share and per share data)

	March 31,	Dec 31,
	2012	2011
ASSETS
Cash and cash equivalents	$30,476	$18,634
Securities:
Securities available for sale	59,708	58,687
Securities held to maturity	2,963	2,963

Total securities	62,671	61,650
Loans held for sale	593	123
Loans:
Commercial	33,207	33,956
Commercial real estate	113,238	118,984
Residential real estate	26,845	26,829
Consumer	25,397	25,998

Total loans	198,687	205,767
Less: Allowance for loan losses	(7,675)	(8,164)

Net loans	191,012	197,603
Bank owned life insurance	5,967	5,941
Bank premises and equipment	10,106	10,202
Federal Home Loan Bank stock	661	661
Accrued interest receivable	984	1,039
Other real estate owned	3,006	1,949
Other assets	990	1,059

Total assets	$306,466	$298,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$72,348	$62,713
Interest bearing	201,306	203,168

Total deposits	273,654	265,881
Federal Home Loan Bank advances	923	923
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	3,719	3,397

Total liabilities	292,296	284,201

Stockholders’ equity
Common stock – no par value, 5,000,000 shares authorized 2,403,741 shares issued and outstanding at March 31, 2012 (2,388,225 at December 31, 2011)	43,229	43,191
Accumulated deficit	(29,293)	(28,554)
Accumulated other comprehensive income	234	23

Total stockholders’ equity	14,170	14,660

Total liabilities and stockholders’ equity	$306,466	$298,861

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(000s omitted except share and per share data)

	Three Months Ended
	March 31
	2012	2011
Interest income
Loans, including fees	$2,757	$3,081
Interest and dividends on securities:
Taxable	320	279
Tax-exempt	30	45
Interest on federal funds sold	8	9

Total interest income	3,115	3,414
Interest expense
Deposits	496	722
Borrowings	132	126

Total interest expense	628	848

Net interest income	2,487	2,566
Provision for loan losses	863	795

Net interest income after provision for loan losses	1,624	1,771
Non-interest income
Service charges on deposit accounts	239	296
Trust and investment services income	219	288
Gain on sale of mortgage loans	215	68
Gain on sale of securities	18	5
Other income and fees	428	502

Total non-interest income	1,119	1,159
Non-interest expense
Salaries and employee benefits	1,723	1,673
Occupancy	269	284
Furniture and equipment	253	292
Loan and collection	143	161
Advertising and promotional	31	19
Other operating expenses	1,187	845

Total non-interest expense	3,606	3,274

Loss from continuing operations before income tax	(863)	(344)
Federal income tax benefit	(124)	(212)

Net loss from continuing operations	$(739)	$(132)
Discontinued operations, net of tax
Net loss from discontinued operations	0	(27)
Gain from sale of discontinued operations	0	469

Net income from discontinued operations	0	442

Net (loss) income	$(739)	$310

Net loss per share from continuing operations
Basic and diluted	$(0.31)	$(0.06)

Net income per share from discontinued operations
Basic and diluted	$0.00	$0.19

Net income (loss) per share
Basic and diluted	$(0.31)	$0.13

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(000s omitted except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
Common Stock
Balance, beginning of period	$43,191	$43,036
Issuance of shares under
Director stock purchase plan and dividend reinvestment program (15,516 and 11,842 shares)	38	26

Balance, end of period	43,229	43,062
Accumulated Deficit
Balance, beginning of period	(28,554)	(27,042)
Net income (loss)	(739)	310

Balance, end of period	(29,293)	(26,732)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	23	61
Change in unrealized gain (loss) on securities, net of tax	211	(185)

Balance, end of period	234	(124)

Total stockholders’ equity	$14,170	$16,206

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(000s omitted)	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(739)	$310
Adjustments to reconcile net (loss) income to cash Provided by operating activities:
Depreciation	162	183
Amortization and accretion	(145)	(73)
Provision for loan losses	863	795
Loans originated for sale	(12,642)	(4,357)
Proceeds from the sale of loans	12,387	4,789
Gain on sales of loans	(215)	(68)
Loss (gain) on other real estate owned	2	(7)
Write downs on other real estate owned	0	85
Net gain on sale of securities	(18)	(5)
Net earnings from bank owned life insurance	(26)	(35)
Net decrease (increase) in interest receivable & other assets	124	(182)
Net increase in interest payable & other liabilities	322	431
Net change in discontinued operations operating activities	0	6,224

Total Adjustments	814	7,780

Net cash provided by operating activities	75	8,090

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities of securities – AFS	2,719	1,451
Proceeds from calls of securities – AFS	5,150	2,000
Proceeds from sales of securities – AFS	9,570	2,024
Purchases of securities – AFS	(18,086)	(8,116)
Origination of loans, net of principal repayments	4,622	10,588
Sales of other real estate owned	47	531
Acquisition of premises and equipment, net	(66)	(150)
Net change in discontinued operations investing activities	0	95,475

Net cash provided by investing activities	3,956	103,803
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,773	3,193
Net decrease in short term borrowings	0	(217)
Net proceeds from stock issuance	38	26
Net change in discontinued operations financing activities	0	(103,965)

Net cash provided by (used in) financing activities	7,811	(100,963)

Net change in cash and cash equivalents	$11,842	$10,930

Cash and cash equivalents – Beginning	$18,634	$33,492

Cash and cash equivalents – Ending	$30,476	$44,422

Cash paid for:
Interest	$507	$732
Income taxes	$9	$167
Non-cash Disclosures:
Transfers from loans to other real estate	$1,106	$851

See accompanying notes to consolidated financial statements.

FENTURA FINANICIAL, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(000s omitted)	2012	2011
Net (loss) income	$(739)	$310
Other comprehensive income (loss), net of tax:
Reclassification adjustment for net gains included in income	(18)	(5)
Unrealized holding gains (losses) related to available-for-sale securities arising during period	229	(180)

Other comprehensive income (loss), net of tax	211	(185)

Comprehensive (loss) income	$(528)	$125

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries Fentura Holdings LLC (“FHLLC”) and The State Bank in Fenton (the “Bank”), Michigan and the other subsidiaries of the Bank. Intercompany transactions and balances are eliminated in consolidation.

As announced at the 2011 Shareholder Meeting, the Corporation had entered into an agreement to sell West Michigan Community Bank to a third-party investor group. The sale closed on January 31, 2011. West Michigan Community Bank is reported as discontinued operations.

Financial statements are presented with discontinued operations sequestered on the balance sheet, statement of operations and statement of cash flows, as applicable. The presentations have been updated for March 31, 2011 to reflect the discontinued operations results to the extent applicable (see Note 9).

During the third quarter of 2011 management decided the Corporation no longer intended to dispose of the residual assets remaining from the sale of West Michigan Community Bank. As a result of the change in intent, amounts and results of operations for the period ended March 31, 2011, as well as balance sheet data as of March 31, 2011 were reclassified to reflect this change in intent.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2011.

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

NOTE 1—BASIS OF PRESENTATION (continued)

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Consumer loans are typically charged off no later than 120 days past due.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segments and is based on the actual loss history experienced by the Corporation. Rolling eight quarter periods of historical charge off experience is considered when calculating the current required level of the allowance for loan losses. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial, commercial real estate, residential mortgage, installment loans and home equity loans.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows

NOTE 1—BASIS OF PRESENTATION (continued)

using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled debt restructurings: Under certain circumstances, the Corporation will provide borrowers relief through loan restructurings and modifications. A loan restructuring constitutes a troubled debt restructuring (“TDR”) if for economic or legal reasons related to the borrower’s financial difficulties the Corporation grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and are measured for impairment as described above.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination including the appeals process. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

The liability recorded at December 31, 2011 has been settled with the IRS.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Corporation or by the Corporation to shareholders. The State Bank has been restricted from dividend payments due to the signing of a Consent Order with the Federal Deposit Insurance Corporation (FDIC). The Holding Company has been placed under restrictions by the Federal Reserve regarding the declaration or payment of any dividends and the receipt of dividends from the subsidiary Bank.

Stock Option Plans: Compensation cost is recognized for stock options, restricted stock awards issued to employees, and stock appreciation rights based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and stock appreciation rights, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

The Nonemployee Director Stock Option Plan provides for granting options to nonemployee directors to purchase the Corporation’s common stock. The purchase price of the shares is the fair market value at the date of the grant, and there is a three-year vesting period before options may be exercised. Options to acquire no more than 8,131 shares of stock may be granted under the Plan in any calendar year and options to acquire not more than 73,967 shares in the aggregate may be outstanding at any one time. No options were granted in 2012 or 2011.

NOTE 1—BASIS OF PRESENTATION (continued)

The Employee Stock Option Plan grants options to eligible employees to purchase the Corporation’s common stock at a purchase price at or above the fair market value of the stock at the date of the grant. Awards granted under this plan are limited to an aggregate of 86,936 shares. The administrator of the plan is a committee of directors. The administrator has the power to determine the number of options to be granted, the exercise price of the options and other terms of the options, subject to consistency with the terms of the Plan.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	13,786	$29.60
Options forfeited during 2012	(2,296)	21.90

Options outstanding and exercisable at March 31, 2012	11,490	$31.14	1.81	$0

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	18,872	$29.32
Options forfeited during 2011	(5,086)	28.57

Options outstanding and exercisable at December 31, 2011	13,786	$29.60	1.73	$0

On February 24, 2011, the Corporation’s board of directors granted 25,000 Stock Appreciation Rights (“SARs”) to five executives. The terms of the Stock Appreciation Rights Agreements (the “SAR Agreements”) provide that the SARs will be paid in cash on one or two fixed dates, which are determined as certain performance conditions are met. The conditions include the Corporation’s wholly owned subsidiary, The State Bank, no longer being subject to terms, conditions and restrictions of the consent order dated December 31, 2009 (the “Consent Order”) and the Corporation no longer being subject to terms, conditions and restrictions of the agreement between the Corporation and the Federal Reserve Board, which was effective November 4, 2010 (the “FRB Agreement”). The first payment date under the agreement is the later of February 24, 2014, the date on which the State Bank is no longer subject to the terms, conditions and restrictions of the Consent Order, and the date on which the Corporation is no longer subject to the terms, conditions and restrictions of the FRB Agreement. On the first SAR payment date a participant shall receive an amount equal to the product of the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock over $2.00. If the first SAR payment date does not occur prior to February 24, 2016, then the SARs shall be cancelled without any payment to the participant. If the first SAR payment date occurs prior to February 24, 2016, then the second SAR payment date shall be February 24, 2016. On the second payment date a participant shall receive an amount equal to the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock on the second SAR payment date over the value of one share of the Corporation’s common stock on the first SAR payment date. If the fair market value of one share of the Corporation’s common stock on the second SAR payment date does not exceed the fair market value of one share of the Corporation’s common stock on the first SAR payment date, then no payment shall be made to the participant on the second SAR payment date. There were 20,000 SAR’s outstanding at March 31, 2012 as a result of this issuance as 5,000 SAR’s were forfeited during the period ended March 31, 2012 as a result of one of the executive’s departure.

NOTE 1—BASIS OF PRESENTATION (continued)

On March 13, 2012, the Corporation’s board of directors granted 10,000 Stock Appreciation Rights to a new executive officer. The terms of this Stock Appreciation Rights Agreement is the same as those previously discussed except that the first and second payment dates are March 12, 2015 and March 13, 2017, respectively.

Generally accepted accounting principles require plans settled in cash to be accounted for as liabilities only when the liability is probable and reasonably estimable and to be re-measured at each reporting period. Management has determined that as of March 31, 2012, it is not probable that the performance criteria will be met and as such no liability for the compensatory element of the awards has been recorded in the consolidated financial statements.

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

NOTE 2—ACCOUNTING STANDARDS UPDATE

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principals and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principals in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for interim and annual periods beginning on or after December 15, 2011 and increased the level of disclosures related to fair value measurements in the Corporation’s consolidated financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate by consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 was effective for interim and annual periods beginning on or after December 15, 2011, and did not have impact on the Corporation’s consolidated financial statements as the Corporation has historically elected to present a separate statement of comprehensive income.

ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The differences in the offsetting requirements in U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. Entities

NOTE 2—ACCOUNTING STANDARDS UPDATE (continued)

are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The effective date for ASU 2011-11 is January 1, 2013, though the Corporation currently does not hold instruments of this type and does not anticipate any impact to the presentation of its consolidated financial statements.

NOTE 3—SECURITIES

Securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(000s omitted)
Available for Sale
March 31, 2012
U.S. Government and federal agency	$5,992	$4	$(91)	$5,905
Mortgage-backed residential	15,777	212	(17)	15,972
Collateralized mortgage obligations-agencies	33,677	513	(33)	34,157
Collateralized mortgage obligations-private label	1,860	0	(228)	1,632
Equity securities	2,155	79	(192)	2,042

	$59,461	$808	$(561)	$59,708

December 31, 2011
U.S. Government and federal agency	$6,144	$23	$(2)	$6,165
Mortgage-backed residential	15,625	312	(15)	15,922
Collateralized mortgage obligations-agencies	31,002	457	(5)	31,454
Collateralized mortgage obligations-private label	3,725	0	(702)	3,023
Equity securities	2,155	100	(132)	2,123

	$58,651	$892	$(856)	$58,687

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(000s omitted)
Held to Maturity
March 31, 2012
State and municipal	$2,963	$72	$0	$3,035

	$2,963	$72	$0	$3,035

December 31, 2011
State and municipal	$2,963	$90	$0	$3,053

	$2,963	$90	$0	$3,053

NOTE 3—SECURITIES (continued)

Contractual maturities of securities at March 31, 2012 were as follows. Securities not due at a single maturity date, mortgage-backed, collateralized mortgage obligations and equity securities are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(000s omitted)	Cost	Value	Cost	Value
U.S. government and federal agency
Due in one year or less	$0	$0	$395	$396
Due from one to five years	0	0	1,656	1,683
Due from five to ten years	3,000	3,004	544	567
Due after ten years	2,992	2,901	368	389
Mortgage backed residential	15,777	15,972	0	0
Collateralized mortgage obligations-agencies	33,677	34,157	0	0
Collateralized mortgage obligations-private label	1,860	1,632	0	0
Equity securities	2,155	2,042	0	0

	$59,461	$59,708	$2,963	$3,035

At March 31, 2012, one holding totaling $1,860,000 in a security issued by Bear Stearns exceeded 10% of stockholders’ equity. At December 31, 2011, two holdings totaling $3,023,000 in securities issued by Wells Fargo and Bear Stearns exceeded 10% of stockholders’ equity. The Corporation sold the Wells Fargo security during the first quarter of 2012.

Sales of available for sale securities, for the three month periods, were as follows:

(000s omitted)	March 31, 2012	March 31, 2011
Proceeds	$9,570	$2,024
Gross gains	196	5
Gross losses	(178)	0

The cost basis used to determine the unrealized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Securities with unrealized losses are aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less than 12 months		12 months or more		Total
March 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
Description of Securities
US Government and federal agencies	$2,901	$(91)	$0	$0	$2,901	$(91)
Mortgage-backed residential	5,151	(17)	0	0	5,151	(17)
Collateralized mortgage obligations-agencies	2,622	(13)	3,440	(20)	6,062	(33)
Collateralized mortgage obligations-private label	0	0	1,632	(228)	1,632	(228)
Equity securities	317	(130)	396	(62)	713	(192)

Total temporarily impaired	$10,991	$(251)	$5,468	$(310)	$16,459	$(561)

NOTE 3—SECURITIES (continued)

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
Description of Securities
US government and federal agencies	$0	$0	$1,498	$(2)	$1,498	$(2)
Mortgage-backed residential	6,766	(15)	0	0	6,766	(15)
Collateralized mortgage obligations-agencies	0	0	4,985	(5)	4,985	(5)
Collateralized mortgage obligations-private label	0	0	3,023	(702)	3,023	(702)
Equity securities	771	(128)	1	(4)	772	(132)

Total temporarily impaired	$7,537	$(143)	$9,507	$(713)	$17,044	$(856)

As of March 31, 2012, the Corporation’s security portfolio consisted of 82 securities, 10 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, as discussed below.

Collateralized Mortgage Obligations

The decline in fair value of the Corporation’s private label collateralized mortgage obligation is primarily attributable to the lack of liquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security. The Standard and Poors rating held on the private label security is A-. The underlying collateral of this CMO is comprised largely of 1-4 family residences. In this security, the Corporation holds the senior tranche and receives payments before other tranches. For the private label security, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. At March 31, 2012, the private label security has an amortized cost of $1,860,000 and an unrealized loss of $228,000.

The Corporation has been closely monitoring the performance of the CMO and MBS portfolios. Management evaluates items such as payment streams and underlying default rates, and did not recognize a material adverse change in these items. On a quarterly basis, management uses multiple assumptions to project the expected future cash flows of the private label CMO with prepayment speeds, projected default rates and loss severity rates. The cash flows are then discounted using the effective rate on the securities determined at acquisition. Recent historical experience is the base for determining the cash flow assumptions and is adjusted when appropriate after considering characteristics of the underlying loans collateralizing the private label CMO security.

The Corporation has three agency collateralized mortgage obligations with an unrealized loss of $33,000. The decline in value is primarily due to changes in interest rates and other market conditions.

Equity securities

The Corporation’s equity investments with unrealized losses are investments in two non-public bank holding companies in Michigan. These securities receive a multi-faceted review utilizing call report data. Management reviews such performance indicators as earnings, ROE, ROA, non-performing assets, brokered deposits and capital ratios. Management draws conclusions from this information, as well as any published information or trading activity received from the individual institutions, to assist in determining if any unrealized loss is other than temporary impairment.

Additionally management considers the length of time the investments have been at an unrealized loss. At the end of the first quarter, management performed its review and determined that no additional other-than-temporary impairment was necessary on the equity securities in the portfolio.

NOTE 3—SECURITIES (continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In evaluating OTTI, management considers the factors presented in Note 1.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are as follows:

(000s omitted)	March 31, 2012	December 31, 2011
Commercial	$33,207	$33,956
Commercial real estate	113,238	118,984
Residential real estate	26,845	26,829
Consumer	25,397	25,998

Total loans	198,687	205,767
Less allowance for loan losses	(7,675)	(8,164)

Net loans	$191,012	$197,603

The Corporation originates primarily residential and commercial real estate loans, commercial and installment loans. The Corporation estimates that the majority of their loan portfolio is based in Genesee, Oakland and Livingston counties within southeast Michigan with the remainder of the portfolio distributed throughout Michigan. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Activity in the allowance for loan losses, by classification, for the three month periods ended March 31, 2012 and 2011 are as follows:

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance January 1, 2012	$891	$5,759	$476	$215	$482	$341	$8,164
Provision for loan losses	181	1,068	74	(36)	(87)	(337)	863
Loans charged off	(551)	(680)	(60)	(10)	(104)	0	(1,405)
Loan recoveries	13	29	1	6	4	0	53

Balance March 31, 2012	$534	$6,176	$491	$175	$295	$4	$7,675

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance January 1, 2011	$871	9,155	$411	$233	$508	$46	$11,224
Provision for loan losses	(158)	888	(4)	(17)	148	(62)	795
Loans charged off	(2)	(3,031)	(11)	(32)	(98)	0	(3,174)
Loan recoveries	6	124	1	6	15	18	170

Balance March 31, 2011	$717	$7,136	$397	$190	$573	$2	$9,015

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

(000s omitted) March 31, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$191	$3,011	$296	$54	$97	$0	$3,649
Collectively evaluated for impairment	343	3,165	195	121	198	4	4,026

Total ending allowance balance	$534	$6,176	$491	$175	$295	$4	$7,675

Loans:
Loans individually evaluated for impairment	$2,842	24,007	$1,109	$101	$470	$0	$28,529
Loans collectively evaluated for impairment	30,365	89,231	25,736	5,866	18,960	0	170,158

Total ending loans balance	33,207	113,238	26,845	5,967	19,430	0	198,687
Accrued interest receivable	273	167	85	38	53	0	616

Total recorded investment in loans	$33,480	$113,405	$26,930	$6,005	$19,483	$0	$199,303

(000s omitted) December 31, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$714	$2,907	$201	$60	$275	$0	$4,157
Collectively evaluated for impairment	177	2,852	275	155	207	341	4,007

Total ending allowance balance	$891	$5,759	$476	$215	$482	$341	$8,164

Loans:
Loans individually evaluated for impairment	$3,823	$24,797	$844	$133	$494	$0	$30,091
Loans collectively evaluated for impairment	30,133	94,187	25,985	6,270	19,101	0	175,676

Total ending loans balance	$33,956	$118,984	$26,829	$6,403	$19,595	$0	$205,767
Accrued interest receivable	143	341	75	47	61	0	667

Total recorded investment in loans	$34,099	$119,325	$26,904	$6,450	$19,656	$0	$206,434

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present loans individually evaluated for impairment by class of loans as of:

(000s omitted) March 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowances recorded:
Commercial	$2,849	$1,612	$0
Commercial real estate	12,714	9,203	0
Residential real estate	289	253	0
Consumer
Installment Loans	13	10	0
Home Equity	326	279	0
With an allowance recorded:
Commercial	717	705	191
Commercial real estate	17,966	15,467	3,011
Residential real estate	1,077	856	296
Consumer
Installment loans	91	91	54
Home equity	191	191	97

Total	$36,233	$28,667	$3,649

(000s omitted) December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowances recorded:
Commercial	$2,280	$2,116	$0
Commercial real estate	16,275	11,302	0
Residential real estate	279	168	0
Consumer
Installment Loans	13	13	0
Home Equity	119	119	0
With an allowance recorded:
Commercial	1,903	1,715	714
Commercial real estate	15,814	13,532	2,907
Residential real estate	894	675	201
Consumer
Installment loans	121	121	60
Home equity	377	379	275

Total	$38,705	$30,140	$4,157

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment by class of loans for the period ended:

	March 31, 2012		March 31, 2011
(000s omitted)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowances recorded:
Commercial	$1,864	$7	$971	$11
Commercial real estate	10,253	40	9,003	39
Residential real estate	211	4	226	0
Consumer
Installment Loans	12	0	127	1
Home Equity	199	2	242	2
With an allowance recorded:
Commercial	1,210	11	446	9
Commercial real estate	14,500	50	19,697	123
Residential real estate	766	12	699	6
Consumer
Installment loans	106	1	104	2
Home equity	285	2	460	3

Total	$29,406	$129	$31,975	$196

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at:

March 31, 2012 (000s omitted)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$2,186	$0
Commercial real estate	11,174	0
Residential real estate	237	0
Home Equity	168	0
Installment loans	6	0

Total	$13,771	$0

December 31, 2011 (000s omitted)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing (1)
Commercial	$2,837	$449
Commercial real estate	13,918	0
Residential real estate	241	0
Home Equity	88	39
Installment loans	13	0

Total	$17,097	$488

(1)-Includes accrued interest receivable of $6

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans at:

(000s omitted) March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due
Commercial	$1,049	$0	$2,249	$3,298
Commercial real estate	453	0	8,360	8,813
Residential real estate	99	95	196	390
Installment loans	0	230	6	236
Home Equity	7	0	6	13

Total	$1,608	$325	$10,817	$12,750

(000s omitted) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due (1)	Total Past Due
Commercial	$431	$14	$2,741	$3,186
Commercial real estate:	2,796	0	10,750	13,546
Residential real estate	0	0	198	198
Installment loans	3	1	51	55
Home Equity	73	0	85	158

Total	$3,303	$15	$13,825	$17,143

(1)	Includes interest receivable of $15.

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

The Corporation has identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying these loans as TDRs, the Corporation classified them as impaired. The Corporation’s recorded investment in TDRs at March 31, 2012 is $16,182,000, with a specific valuation allowance of $2,376,000. This is compared to $15,005,000, with a specific valuation allowance of $2,289,000, at December 31, 2011. This specific valuation allowance is an allocated portion of the total allowance for loan losses. The Corporation has no additional amounts committed to these customers.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents by class, information related to loans modified in a TDR during the period ended March 31, 2012.

(000s omitted)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial real estate	5	$2,565	$2,565
Residential real estate	2	191	191
Home equity	1	38	38

Total	8	$2,794	$2,794

The following presents information on TDRs for which there was a payment default during the period ended March 31, 2012 (i.e. 30 days or more past due following a modification) that had been modified during the 12-month period prior to the default.

(000s omitted)	Loans with payment defaults
	Number of Contracts	Recorded Investment (as of period end) (1)
Commercial	4	$1,295
Commercial real estate	7	1,554
Installment loans	1	6

Total	12	$2,855

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

Based on the Corporation’s historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs are analyzed in the same manner as other impaired loans within their respective loan segment.

The following presents by portfolio loan class, the type of modification made in a TDR from January 1, 2012 through March 31, 2012:

	Loans modified through reduction of interest rate
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial real estate	3	$2,264
Residential real estate	1	104
Home equity	1	38

Total	5	$2,406

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Loans modified through extension of term
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial real estate	2	$301
Residential real estate	1	87

Total	3	$388

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for classified risk ratings:

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

Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

(000s omitted) March 31, 2012	Prime	Pass	Watch	Substandard	Total
Commercial	$5,160	$24,057	$1,948	$2,315	$33,480
Commercial real estate	396	80,856	8,499	23,654	113,405

Total	$5,556	$104,913	$10,447	$25,969	$146,885

(000s omitted) December 31, 2011	Prime	Pass	Watch	Substandard	Total
Commercial	$3,411	$25,006	$1,850	$3,832	$34,099
Commercial real estate:	0	79,909	14,583	24,833	119,325

Total	$3,411	$104,915	$16,433	$28,665	$153,424

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

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(000s omitted) March 31, 2012	Home Equity	Installment	Residential Real Estate	Total
Performing	$19,098	$5,819	$25,821	$50,738
Non-performing	385	186	1,109	1,680

Total	$19,483	$6,005	$26,930	$52,418

(000s omitted) December 31, 2011	Home Equity	Installment	Residential Real Estate	Total
Performing	$19,162	$6,317	$26,060	$51,539
Non-performing	494	133	844	1,471

Total	$19,656	$6,450	$26,904	$53,010

NOTE 5—FAIR VALUE

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

Securities Available for Sale:

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

NOTE 5—FAIR VALUE (continued)

Other Real Estate Owned:

Non-recurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sale and income data available, which results in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(000s omitted) March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Government and federal agency	$5,905	$0	$5,905	$0
Mortgage-backed residential	15,972	0	15,972	0
Collateralized mortgage obligations-agencies	34,157	0	34,157	0
Collateralized mortgage obligations-private label	1,632	0	1,632	0
Equity securities	2,042	0	1,050	992

	$59,708	$0	$58,716	$992

	Fair Value Measurements Using
(000s omitted) December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Government and federal agency	$6,165	$0	$6,165	$0
Mortgage-backed residential	15,922	0	15,922	0
Collateralized mortgage obligations-agencies	31,454	0	31,454	0
Collateralized mortgage obligations-private label	3,023	0	3,023	0
Equity securities	2,123	0	1,051	1,072

	$58,687	$0	$57,615	$1,072

The table below presents a reconciliation including the respective income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

NOTE 5—FAIR VALUE (continued)

	Equity Securities
(000s omitted)	2012	2011
Beginning balance, January 1,	$1,072	$1,147
Included in other comprehensive income (loss)	(80)	13

Ending balance, March 31,	$992	$1,160

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

(000s omitted)	Total	Significant Unobservable Inputs (Level 3)
At March 31, 2012
Impaired loans
Commercial	$512	$512
Commercial real estate	8,809	8,809
Residential real estate	667	667
Installment	32	32
Home equity	88	88

Total impaired loans	$10,108	$10,108

(000s omitted)	Total	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Impaired loans
Commercial	$997	$997
Commercial real estate	8,526	8,526
Residential real estate	474	474
Installment	55	55
Home equity	102	102

Total impaired loans	$10,154	$10,154

Other real estate owned
Commercial real estate	$301	$301

Total other real estate owned	$301	$301

The following represent impairment charges recognized during the period:

At March 31, 2012, impaired loans, which were measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $12,697,000 with a valuation allowance of $2,589,000. This is compared to December 31, 2011 when the principal amount of impaired loans was $13,868,000 with a valuation allowance of $3,714,000.

NOTE 5—FAIR VALUE (continued)

Other real estate owned which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $3,006,000, of which none were at fair value at March 31, 2012, as there were no write-downs during the first quarter of 2012. At December 31, 2011, other real estate owned had a net carrying amount of $1,949,000, of which $301,000 was at fair value, which resulted from write downs totaling $24,000.

Quantitative information about Level 3 fair value measurements is as follows:

	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Equity Securities (1)	$992	Market Average	Price to book multiple of peer group	(67.29%)
Impaired Loans	$10,108

		Appraisal Value- Real estate	Discount applied to appraisal	10-40 (19.69	% %)
		Appraisal Value- Accounts receivable	Discount applied to appraisal	25-100 (33.59	% %)
		Appraisal Value- Vehicles/equipment	Discount applied to appraisal	20-80 (73.78	% %)
Total level 3 assets	$11,100

(1)	Reasonable modifications made to the price to book multiple are not expected to have a significant impact to the value of the securities.

NOTE 5—FAIR VALUE (continued)

The estimated fair values of financial instruments that are not reported at fair value in their entirety in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	March 31, 2012		December 31, 2011
(000s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1 inputs:
Cash and cash equivalents	$30,476	$30,476	$18,634	$18,634
FHLB Stock	661	NA	661	NA
Accrued interest receivable	984	984	1,039	1,039

Level 2 inputs:
Securities—held to maturity	2,963	3,035	2,963	3,053
Loans held for sale	593	593	123	123
Performing loans	188,579	173,446	192,378	178,864

Level 3 inputs:
Impaired loans	10,108	10,108	10,154	10,154

Liabilities:
Level 1 inputs:
Deposits-non-maturing	$189,705	$186,579	$180,051	$178,305
Accrued interest payable	1,692	1,692	1,572	1,572

Level 2 inputs:
Deposits-with stated maturity	83,949	83,016	85,830	84,815
FHLB advance	923	1,163	923	1,180
Subordinated debentures	14,000	12,647	14,000	12,612

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents

The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate their fair values.

Securities—held to maturity

Fair values for securities held to maturity are based on similar information previously presented for securities available for sale.

Loans held for sale

The fair values of these loans are determined in the aggregate on the basis of existing forward commitments or fair values attributable to similar loans.

Performing loans

For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analysis.

FHLB Stock

It was not practical to determine the fair value of FHLB stock and therefore the FHLB stock is not included under a specific value methodology.

NOTE 5—FAIR VALUE (continued)

Accrued interest

The carrying amount of accrued interest approximates its fair value.

Off-balance-sheet instruments

The fair value of off-balance sheet items is not considered material.

Deposits

The fair values disclosed for non-maturing deposits are by definition equal to the amount payable on demand at the reporting date. Fair values for deposits with a stated maturity are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar deposits.

FHLB advance

Rates currently available for FHLB advances with similar terms and remaining maturities are used to estimate the fair value of the existing obligation.

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

NOTE 6—INCOME TAXES

The provision (benefit) for federal income taxes is computed by applying the statutory federal income tax rate to income (loss) before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting credits related to certain investments.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at March 31, 2012 and December 31, 2011. The Corporation’s evaluation of taxable events, losses in recent years and the continuing struggles of the Michigan economy led management to conclude that it was more likely than not that the benefit would not be realized. As a result, the Corporation maintained a full valuation allowance at March 31, 2012 and December 31, 2011.

An income tax benefit associated with continuing operations in the amount of $124,000 and $242,000 was recorded for the periods ending March 31, 2012 and 2011, respectively. In 2011, the benefit recorded considered the results of current period adjustments to other comprehensive income and discontinued operations. Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances when there is a pre-tax loss from continuing operations and income from other categories such as other comprehensive

NOTE 6—INCOME TAXES (continued)

income or discontinued operations. In such case, pre-tax income from other categories is included in the tax expense (benefit) calculation for the current period. For the first quarter of 2012, the income tax benefit was related to the reversal of excess taxes accrued during the fourth quarter of 2011 in relation to estimates of a tax audit.

There were no unrecognized tax benefits at March 31, 2012 or December 31, 2011, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Corporation and its subsidiaries are subject to U.S federal income taxes as well as income tax of the state of Michigan. The Corporation is no longer subject to examination by taxing authorities for years before 2009.

NOTE 7—EARNINGS PER COMMON SHARE

The factors in the earnings per share computation follow:

	Three Months Ended
(000s omitted except share and per share data)	March 31,
	2012	2011
Basic
Net (loss) income	$(739)	$310

Weighted average common shares outstanding	2,388,893	2,309,912

Basic (loss) income per common share	$(0.31)	$0.13

Diluted
Net (loss) income	$(739)	$310

Weighted average common shares outstanding for basic earnings per common share	2,388,893	2,309,912
Add: Dilutive effects of assumed exercises of stock options	0	0

Average shares and dilutive potential common shares	2,388,893	2,309,912

Diluted income per common share	$(0.31)	$0.13

The factors in the earnings per share of continuing operations follow:

	Three Months Ended
(000s omitted except share and per share data)	March 31,
	2012	2011
Basic
Net loss of continuing operations	$(739)	$(132)

Weighted average common shares outstanding	2,388,893	2,309,912

Basic loss per common share from continuing operations	$(0.31)	$(0.06)

Diluted
Net loss of continuing operations	$(739)	$(132)

Weighted average common shares outstanding for basic earnings per common share	2,388,893	2,309,912
Add: Dilutive effects of assumed exercises of stock options	0	0

Average shares and dilutive potential common shares	2,388,893	2,309,912

Diluted loss per common share from continuing operations	$(0.31)	$(0.06)

NOTE 7—EARNINGS PER COMMON SHARE (continued)

Stock options of 11,490 and 16,634 shares of common stock outstanding at March 31, 2012 and March 31, 2011, respectively were not considered in computing diluted earnings per common share for 2012 and 2011, because they were anti-dilutive.

NOTE 8—COMMITMENTS AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no matters which are expected to have a material effect on the Corporation’s consolidated financial condition or results of operations.

NOTE 9—DISCONTINUED OPERATIONS

On April 28, 2010, at the Annual Shareholder Meeting, a formal announcement was made regarding the signing of a definitive agreement to sell West Michigan Community Bank (“WMCB”). The transaction was consummated on January 31, 2011, and the Corporation received $10,500,000 from the sale of West Michigan Community Bank (a 10% premium to book). As a condition of the sale, the Corporation assumed certain non-performing assets of West Michigan Community Bank which totaled $9,900,000. The assets were housed in a newly formed real estate holding company subsidiary of the Corporation, FHLLC. In addition, The State Bank assumed $2,900,000 of watch rated credits.

As of July 1, 2011, due to a change in management’s intent, the remaining balances of the assets described above and previously classified as discontinued operations were reclassified to continuing operations; therefore there are no assets or liabilities presented at December 31, 2011 or March 31, 2012. Corresponding amounts also were reclassified for all periods presented.

A condensed statement of income of discontinued operations is presented for the three months ended March 31, 2011. Due to the sale of West Michigan Community Bank at January 31, 2011, only one month of income and expense is presented for West Michigan Community Bank.

CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS

(000s omitted)

	Three Months Ended March 31, 2011
	Assumed Loans and Other Real Estate	WMCB	Total
Interest income	$(63)	$515	$452
Interest expense	0	129	129

Net interest income	(63)	386	323
Provision for loan losses	0	(50)	(50)

Net interest income (loss) after provision for loan losses	(63)	436	373

Non-interest income	36	121	157
Non-interest expense	105	415	520

Income (loss) before federal income tax	(132)	142	10

Federal income tax expense	0	37	37
Gain on sale of subsidiary	0	469	469

Net income (loss)	$(132)	$574	$442

NOTE 9—DISCONTINUED OPERATIONS (continued)

In connection with the sale of West Michigan Community Bank, the Corporation recognized a gross gain of $711,000. Net of tax the net gain amounted to $469,000.

NOTE 10—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2012 and December 31, 2011, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

In January 2010, The State Bank entered into a Consent Order with federal and state banking regulators containing provisions to foster improvement in The State Bank’s earnings, reduce nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At March 31, 2012, The State Bank had a Tier 1 capital to average assets ratio of 7.9% and a total capital to risk-weighted assets ratio of 12.6%. The State Bank is not in compliance with the Consent Order requirements, and therefore cannot be considered well capitalized.

The Consent Orders restrict the Bank from issuing or renewing brokered deposits. The Consent Orders also restrict dividend payments from The State Bank to the Corporation. The Corporation, the Board of Directors and management continue to work on plans to come into compliance with the Consent Orders. At March 31, 2012 actions included the injection of $250,000 of capital into The State Bank resulting from the sale of non-performing assets from the subsidiary of the Corporation. While below the compliance level required by the Orders, the Bank maintains capital levels that would be considered well capitalized by regular prompt corrective action regulatory standards. Non-compliance with Consent Order requirements may cause bank to be subject to further enforcement actions by the FDIC.

Effective in November 2010, the Corporation received a notice from The Federal Reserve which defined restrictions being placed upon the Corporation. The restrictions include the declaration or payment of any dividends, the receipt of dividends from subsidiary banks, the repayment of any principal or interest on subordinated debentures or Trust Preferred securities, restrictions on debt, any changes in Executive or Senior Management or change in the role of Senior Management. In addition, the notice provided an expectation that the Corporation “maintain sufficient capital” levels.

At December 31, 2011 the total capital to risk weighted assets for the Corporation was at 10.1%, which is above the 8% threshold required to be considered adequately capitalized. The ratios for the Corporation are not reported at March 31, 2012, as the total assets of the Corporation were below the $500,000,000 threshold of reporting requirements. The Corporation continues to be required to obtain written approval prior to payments of any dividends or for any increase or decrease to outstanding debt.

NOTE 10—REGULATORY MATTERS (continued)

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.

(000s omitted)	Actual		For Capital Adequacy Purposes		Regulatory Agreement Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital
(to Risk Weighted Assets)
The State Bank	26,058	12.6%	16,580	8.0%	24,871	12.0%

Tier 1 Capital
(to Risk Weighted Assets)
The State Bank	23,386	11.4	8,290	4.0	NA	NA

Tier 1 Capital
(to Average Assets)
The State Bank	23,386	7.9	11,905	4.0	23,810	8.0

(000s omitted)	Actual		For Capital Adequacy Purposes		Regulatory Agreement Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital
(to Risk Weighted Assets)
Consolidated	$22,263	10.1%	$27,646	8.0%	NA	NA
The State Bank	26,448	12.3	17,166	8.0	$25,749	12.0%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	19,515	8.8	8,823	4.0	NA	NA
The State Bank	23,700	11.0	8,583	4.0	NA	NA

Tier 1 Capital
(to Average Assets)
Consolidated	19,515	6.5	11,981	4.0	NA	NA
The State Bank	23,700	8.1	11,654	4.0	23,307	8.0

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but are not limited to, changes in interest rates, in the performance of the economy or in the financial condition of borrowers.

Results of Operations

As indicated in the statement of operations, the loss from continuing operations for the first three months ended March 31, 2012 was ($739,000) compared to ($132,000) for the same period in 2011. Net interest income in the first quarter of 2012 was $79,000 below net interest income for the same quarter in 2011. The first quarter of 2012 provision for loan losses increased $68,000 compared to the first quarter of 2011. Management feels the allowance for loan losses is appropriate and such allowance has decreased $489,000 when comparing the balance as of March 31, 2012 to the balance as of December 31, 2011. Non interest income for the first quarter of 2012 was $40,000 below non interest income for the same quarter in 2011. Non interest expense for the first quarter of 2012 was $332,000 higher than for the same quarter in 2011. These variances from period to period are detailed over the next several pages.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the three months ended March 31, 2012, the Corporation’s return on average assets (annualized) was (0.97%) compared to 0.09% for the same period in 2011. For the three months ended March 31, 2012, the Corporation’s return on average equity (annualized) was (19.5%) compared to 1.86% for the same period in 2011. The net loss per share, basic and diluted, was ($0.31) in the first quarter of 2012 compared to $0.13 net income per share basic and diluted for the same period in 2011.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2012 and 2011 are summarized in Table 2.

Table 1 below displays the effects of changing rates and volumes on our net interest income for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011. The information displayed is with respect to the effects on interest income and interest expense attributable to changes in volume and rate.

As indicated in Table 1, during the three months ended March 31, 2012, net interest income decreased compared to the same period in 2011. While the volume of loans increased over the past year, the loan yield decreased. This is due to the repricing of fixed rate loans to current market rates as they renew along with new volume of loans being booked at current rates which are lower than rates for the same periods in prior years. These changes resulted in a decrease in loan yield when comparing March 31, 2012 to March 31, 2011. Mitigating the decrease in interest income, deposit rates and volumes decreased year over year. The deposit interest rate reduction was achieved by a reduction of offering rates on time deposits, which assisted in discouraging high rate instruments from renewing, with some funds exiting, thus reducing interest bearing liability costs. In addition, a shift of deposits from interest bearing to non-interest bearing assisted in improving the net interest margin.

Table 1

	THREE MONTHS ENDED MARCH 31,
	2012 COMPARED TO 2011
	INCREASE (DECREASE)
(000s omitted)	DUE TO
		YIELD/
	VOLUME	RATE	TOTAL
Taxable securities	$81	$(40)	$41
Tax-exempt securities (1)	(21)	(2)	(23)
Federal funds sold	(5)	4	(1)
Total loans (1)	(40)	(249)	(289)
Loans held for sale	1	(1)	0

Total earning assets	16	(288)	(272)

Interest bearing demand deposits	0	0	0
Savings deposits	0	(1)	(1)
Time CD’s $100,000 and over	(83)	(87)	(170)
Other time deposits	(30)	(25)	(55)
Other borrowings	(4)	10	6

Total interest bearing liabilities	(117)	(103)	(220)

Net Interest Income	$133	$(185)	$(52)

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

As indicated in Table 2, for the three months ended March 31, 2012, the Corporation’s net interest margin as a percentage of average assets (with consideration of full tax equivalency) was 3.86% compared with 3.76% for the same period in 2011. The increase in net interest margin is the result of the downward re-pricing on interest bearing assets which was offset by the decreases in rates paid on interest bearing liabilities when comparing the three month period ended March 31, 2012 to the three month period ended March 31, 2011.

Average earning assets decreased 2.8% or $7,467,000 comparing the first three months of 2012 to the same time period in 2011. Loans, the highest yielding component of earning assets, represented 77.0% of earning assets in 2012 compared to 73.7% in 2011. Average interest bearing liabilities decreased 7.1% or $16,759,000 comparing the first three months of 2012 to the same time period in 2011. Non-interest bearing deposits amounted to 25.4% of average earning assets in the first three months of 2012 compared with 21.3% in the same time period of 2011.

Management reviews economic forecasts and statistics on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to optimize net interest income. The Corporation expects to continue to selectively seek out new loan opportunities while continuing to maintain sound credit quality.

Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change in 2012, corresponding changes in funding costs will be considered to avoid the potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	THREE MONTHS ENDED MARCH 31,
	2012			2011
(000s omitted)(Annualized)	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Securities:
U.S. Treasury and government Agencies	$53,763	$309	2.31%	$40,279	$267	2.67%
State and Political (1)	2,963	45	6.11%	4,350	68	6.29%
Other	2,780	11	1.59%	2,804	12	1.72%

Total Securities	59,506	365	2.47%	47,433	347	2.94%
Fed Funds Sold	0	8	0.00%	22,741	9	0.16%
Loans:
Commercial	147,871	2,051	5.58%	148,538	2,310	6.05%
Tax Free (1)	1,535	26	6.81%	2,001	32	6.43%
Real Estate-Mortgage	26,093	320	4.93%	19,393	299	6.12%
Consumer	25,873	360	5.60%	28,350	405	5.75%

Total loans	201,372	2,757	5.51%	198,282	3,046	6.12%

Loans Held for Sale	748	8	4.30%	637	8	5.05%

TOTAL EARNING ASSETS	$261,626	$3,138	4.82%	$269,093	$3,410	5.00%

Cash Due from Banks	28,522			17,934
Allowance for Loan Losses	(7,687)			(10,129)
Assets of discontinued operations	0			46,045
All Other Assets	20,831			26,595

TOTAL ASSETS	$303,292			$349,538

LIABILITIES & STOCKHOLDERS’ EQUITY:
Deposits:
Interest Bearing – DDA	$48,862	$14	0.12%	$48,157	$14	0.12%
Savings Deposits	67,980	15	0.09%	68,004	16	0.09%
Time CD’s $100,000 and Over	36,258	264	2.93%	46,224	434	3.78%
Other Time CD’s	50,296	203	1.62%	57,339	258	1.81%

Total Interest Bearing Deposits	203,396	496	0.98%	219,724	722	1.32%
Other Borrowings	14,923	132	3.56%	15,354	126	3.30%

INTEREST BEARING LIABILITIES	$218,319	628	1.16%	$235,078	848	1.45%

Non-Interest bearing – DDA	66,508			57,342
Liabilities of discontinued operations	0			37,422
All Other Liabilities	3,596			3,040
Stockholders’ Equity	14,869			16,656

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$303,292			$349,538

Net Interest Rate Spread			3.66%			3.60%

Net Interest Income /Margin		$2,510	3.86%		$2,562	3.76%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Allowance and Provision For Loan Losses

The Corporation maintains formal policies and procedures to control and monitor credit risk. Management believes the allowance for loan losses is appropriate to provide for probable incurred losses in the loan portfolio. While the Corporation’s loan portfolio has no significant concentrations in any one industry or any exposure in foreign loans, the loan portfolio has a concentration connected with commercial real estate loans. Specific strategies have been implemented to reduce the concentration levels and limit exposure to this type of lending in the future. The Michigan economy, employment levels and other economic conditions in the Corporation’s local markets may have a significant impact on the level of credit losses. Management continues to identify and devote attention to credits that are not performing as agreed. Of course, deterioration of economic conditions could have an impact on the Corporation’s credit quality, which could impact the need for greater provision for loan losses and the level of the allowance for loan losses as a percentage of gross loans. Non-performing loans are discussed further in the section titled “Non-Performing Assets.”

The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s methodology in determining the appropriateness of the allowance is based on ongoing quarterly assessments and relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, size, and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs and other pertinent factors. While management consider the allowance for loan losses to be appropriate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety.

The provision for loan losses remains high as a result of continued weaknesses in the national and local economies, elevated amounts of non-performing loans and elevated charge-off levels over the past two years. Rolling eight quarter periods of historical charge off experience is considered when calculating the current required level of the allowance for loan losses. The amount of the allowance for loan losses specifically allocated to impaired loans decreased by $508,000 during the quarter as a result of charge offs incurred on loans for which specific allocations were previously recorded.

At March 31, 2012, the allowance was $7,675,000, or 3.86% of total loans compared to $8,164,000, or 3.97%, at December 31, 2011, a decrease of $489,000 during the first three months of 2012. Non performing loan levels, discussed below, decreased during the period while net charge-offs decreased to $1,352,000 during the first three months of 2012 compared to $3,004,000 during the first three months of 2011. A majority of the charge-offs relate to loans for which specific allocations were recorded at December 31, 2011.

Table 3 below summarizes loan losses and recoveries for the first three months of 2012 and 2011. During the first three months of 2012, the Corporation experienced net charge-offs of $1,352,000 or 0.68% of gross loans compared with net charge-offs of $3,004,000 or 1.53% of gross loans in the first three months of 2011. The provision for loan loss was $863,000 in the first three months of 2012 and $795,000 for the same time period in 2011. Continuing declines in appraised values of properties in Michigan, along with additional loans migrating to watch status due to economic conditions, have contributed to the ongoing elevated level of provision for loan losses. The application of historical loss rates to the current portfolio has the potential to be a lagging indicator and management evaluates whether these allocations should be adjusted. While there are indications that asset quality is improving, the use of historical loss rates in estimating the required level of allowance for loan losses continues to require high levels of provision for estimated future loan losses.

Table 3 Analysis of the Allowance for Loan Losses

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Balance January 1, 2012
Allowance for loan losses	$891	$5,759	$476	$215	$482	$341	$8,164
Provision for loan losses	181	1,068	74	(36)	(87)	(337)	863
Loans charged off	(551)	(680)	(60)	(10)	(104)	0	(1,405)
Loan recoveries	13	29	1	6	4	0	53

Balance March 31, 2012	$534	$6,176	$491	$175	$295	$4	$7,675

Ratio of net charge-offs to gross loans	1.62%	0.57%	0.22%	0.06%	0.51%		0.68%

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Balance January 1, 2011
Allowance for loan losses	$871	$9,155	$411	$233	$508	$46	$11,224
Provision for loan losses	(158)	888	(4)	(17)	148	(62)	795
Loans charged off	(2)	(3,031)	(11)	(32)	(98)	0	(3,174)
Loan recoveries	6	124	1	6	15	18	170

Balance March 31, 2011	$717	$7,136	$397	$190	$573	$2	$9,015

Ratio of net (recovery) charge-off to gross loans	(0.01%)	2.53%	0.05%	0.33%	0.42%		1.48%

Non-Interest Income

Non-interest income decreased slightly during the three months ended March 31, 2012 as compared to the same period in 2011. Overall non-interest income was $1,119,000 for the three months ended March 31, 2012 compared to $1,159,000 for the same period in 2011. This represents a decrease of 3.5%.

Service charges on deposit accounts are approximately 21.4% of non-interest income. These fees were $239,000 in the first quarter of 2012, compared to $296,000 for the same period of 2011. This represents a decrease of 19.3% from year to year in NSF charges collected.

Trust, investment and financial planning services income decreased $69,000 or 24.0% in the first quarter of 2012 compared to the same period in the prior year. The decrease is attributable to changes in market value, which resulted in lower fee income.

Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market increased by $147,000 or 216.2% to $215,000 in the first quarter of 2012 compared to $68,000 for the same period in 2011. This was due to decreases in market rates, which resulted in additional volume of loans repricing, resulting in an increase of loans sold into the secondary market. Management believes for the remainder of 2012, mortgage income may slightly decrease as rates continue to change. The Corporation sells the majority of the mortgage loans originated in the secondary market on a servicing released basis.

Other operating income decreased by $61,000 or 12.0% in the first quarter of 2012 compared to the same time period in 2011. The decreases consist of decreased interchange income from debit cards, a decrease in gain on sale of real estate owned, and decreases in charges related to providing support services to other banks.

Non-Interest Expense

Total non-interest expense increased 10.1% to $3,606,000 in the three months ended March 31, 2012, compared with $3,274,000 in the same period of 2011. The increase is comprised of increases in salaries and benefits, FDIC assessment and a cashier’s check loss. These increases were partially offset by decreases in occupancy, furniture and equipment, loans and collection and legal expenses.

Salary and benefit costs, the Corporation’s largest non-interest expense category, were $1,723,000 in the first quarter of 2012, compared with $1,673,000, for an increase of $50,000 or 3.0%, over the same time period in 2011. Salary and benefits expense increased due to higher benefit cost for staff as the cost of health care has risen year-over-year.

Occupancy expenses, at $269,000, were reduced in the three months ended March 31, 2012 compared to the same period in 2011 with a decrease of $15,000 or 5.3%. Decreases of occupancy expenses were in property insurance, depreciation, utility costs and reductions in building repairs and maintenance, mostly associated with the sale of a bank facility and consolidation of operations.

During the three months ended March 31, 2012, furniture and equipment expenses were $253,000 compared to $292,000 for the same period in 2011, a decrease of 13.4%. The decrease was due to lower depreciation expense, equipment rental expense and furniture and equipment expense in the first quarter of 2012. These decreases can be associated with the sale of a bank facility and consolidation of operations.

Loan and collection expenses, at $143,000, were down $18,000 or 11.2% during the three months ended March 31, 2012 compared to the same time period in 2011. The decrease was related to lower write downs of other real estate owned; lower expenses related to other real estate owned, in the form of property taxes and property maintenance and expenses related to troubled loans.

Advertising expenses increased $12,000 for the three months ended March 31, 2012 compared to the same period in 2011. For the three months ended March 31, 2012, advertising expenses were $31,000 compared to $19,000 for the same period in 2011. The Corporation has resumed advertising campaigns with the goal of attracting new customers for lending and deposit products, while also strengthening our presence in local communities through sponsorship of community events.

Other operating expenses were $1,187,000 in the three months ended March 31, 2012 compared to $845,000 in the same time period in 2011, an increase of $342,000 or 40.5%. Increases year over year include increases in FDIC assessments and a single cashier’s check loss of $271,000. These increases were partially offset by a decrease in legal expenses year over year.

Financial Condition

Proper management of the volume and composition of the Corporation’s earning assets and funding sources is essential for ensuring strong and consistent earnings performance, maintaining adequate liquidity and limiting exposure to risks caused by changing market conditions. The Corporation’s securities portfolio is structured to provide a source of liquidity through maturities and to generate an income stream with relatively low levels of credit risk. The Corporation does not engage in securities trading. Loans comprise the largest component of earning assets and are the Corporation’s highest yielding assets. Customer deposits are the primary source of funding for earning assets while short-term debt and other sources of funds could be further utilized if market conditions and liquidity needs change.

The Corporation’s total assets were $306,466,000 at March 31, 2012 compared to total assets of $298,861,000 at December 31, 2011. Loans comprised 64.8% of total assets at March 31, 2012 compared to 68.9% at December 31, 2011. Loans decreased $7,080,000 during the first three months of 2012.

Bank premises and equipment decreased $96,000 to $10,106,000 at March 31, 2012 compared to $10,202,000 at December 31, 2011. The decrease was a result of normal depreciation net of acquisitions.

Other assets decreased $69,000 when comparing March 31, 2012 to December 31, 2011. The decrease is mainly attributable to a decrease in repossessed assets, interest receivable and prepaid expenses.

On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 26.4% at March 31, 2012 and 23.6% at December 31, 2011. Interest bearing deposit liabilities totaled $201,306,000 at March 31, 2012 compared to $203,168,000 at December 31, 2011. Total deposits increased $7,773,000 with non-interest bearing demand deposits increasing $9,635,000 and interest bearing deposits decreasing $1,862,000. FHLB advances did not change when comparing the two periods. Other liabilities increased $322,000 due to an increase of $121,000 in interest payable on the Trust Preferred and an increase in accounts payable of $195,000 due to fluctuations in the FDIC assessment liability.

Non-Performing Assets

Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure or deed-in-lieu of foreclosure. Table 4 reflects the levels of these assets at March 31, 2012 and December 31, 2011.

Total non-performing assets decreased $2,228,000 at March 31, 2012 as compared to December 31, 2011. Total non-performing loans decreased by $3,814,000 at March 31, 2012 as compared to December 31, 2011. Loans past due over 90 days and still accruing interest decreased $488,000 during the first three months of 2012. Non-accrual loans decreased $3,326,000 when comparing March 31, 2012 to December 31, 2011. Included in non-accrual loans are $6,925,000 and $8,128,000 of modified loans which have not been returned to accrual status at March 31, 2012 and December 31, 2011, respectively.

Modified loans presented in Table 4 are comprised of loans which have performed since modification and have been returned to accrual status. Modified loans increased $503,000 to $7,380,000 at March 31, 2011 compared to $6,877,000 at December 31, 2011. Modified loans are loans for which concessions have been granted to the borrower based on their individual financial situation. These concessions may include modifications to the interest rate, term of the loan or forgiveness of principal or interest.

Other non-performing assets increased $1,083,000 in the first quarter of 2012. Other Real Estate owned totaled $3,006,000 at March 31, 2012 compared to $1,949,000 at December 31, 2011. Other Real Estate in Redemption increased to $249,000 from $223,000 at December 31, 2011. The Other Real Estate Owned in Redemption balance is comprised of three commercial and one residential property.

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

Table 4—Non-Performing Assets and Past Due Loans

	March 31,	December 31,
(000s omitted)	2012	2011
Non-Performing Loans:
Loans past due 90 days or more & still accruing	$0	$488
Non-accrual loans	13,771	17,097

Total non-performing loans	13,771	17,585

Modified loans	7,380	6,877

Total modified loans	7,380	6,877

Other non-performing assets:
Other real estate	3,006	1,949
Other real estate owned in redemption	249	223

Total other non-performing assets	3,255	2,172

Total Non-Performing assets	$24,406	$26,634

Non-performing loans as a % of total loans	6.93%	8.55%
Non-performing assets as a % of total loans and other real estate	12.10%	12.82%
Allowance for loan losses as a % of non-performing loans	55.73%	46.43%
Accruing loans past due 90 days or more to total loans	0.00%	0.24%
Non-performing assets as a % of total assets	7.96%	8.91%

While total non performing assets decreased from December 31, 2011 to March 31, 2012, the ratio of non-performing loans to the allowance for loan losses increased. This was the result of loans that had previously been specifically reserved for in the allowance for loan losses, and were charged down during the first quarter, thus effectively reducing the amount of available funds remaining versus total non-performing assets.

Certain portions of the Corporation’s non-performing loans included in Table 4 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or monitor are also analyzed for possible impairment. Impairment losses are believed to be appropriately covered by the allowance for loan losses.

The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Interest accrued but not collected is reversed against income for the current quarter when a loan is placed on non-accrual status. At March 31, 2012, there were no loans past due 90 days or more and still accruing. Management is not aware of any loans that have not been moved to non-accrual or not been reclassified to troubled debt restructures at March 31, 2012. The potential, however, remains that a borrower may become financially distressed in the future and management may place that loan into non-accrual, but this is difficult to predict.

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank’s deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, other liabilities and stockholders’ equity) provided primarily all funding needs in the first three months of 2012. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

A source of liquidity that is no longer available to the Bank is brokered deposits. Brokered deposits totaled approximately $6,015,000 at March 31, 2012 and $11,015,000 at December 31, 2011. As The State Bank is considered adequately capitalized at March 31, 2012, it is precluded, under prompt corrective action guidelines, from issuing or renewing brokered deposits. Management anticipates repayment of brokered deposits as they mature using fed funds and the Bank’s local deposits.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has increased $1,021,000 since December 31, 2011 due to purchases in the available for sale investment portfolio. During the first quarter of 2012, the Corporation sold one private label security at a gross loss of $178,000. Simultaneously four additional securities were sold at a total gain of $191,000. The Corporation has re-invested some of the funds as well as funds from the call and maturities of these securities back into the securities portfolio to increase yield and manage the asset ratios on the balance sheet. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

In April 2009, the Corporation, in order to maintain liquidity at the holding company, provided notice to each of The Bank of New York and Wilmington Trust Company, the trustees of the Corporation’s junior subordinated debt securities due 2033 (“Fentura Trust I”), and junior subordinated debt securities due 2035 (“Fentura Trust II”), respectively, that the Corporation was exercising its right to defer interest payments for each of the interest payment dates of June 15, 2009, as to the Fentura Trust I, and May 23, 2009, as to the Fentura Trust II to June 15, 2014 and May 23, 2014, respectively, unless the Corporation subsequently gives notice that it has elected to shorten such deferral period. The Corporation has the ability under each of the trust indentures to defer interest payments for up to twenty consecutive quarterly periods (five years), so long as the Corporation is not in default, as defined in the respective indentures. The Corporation is not in default under either of the indentures. Interest on the debt securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period. The total then-estimated annual interest that was payable on the debt securities, if not deferred, was approximately $1,464,000, based on variable rates at the time of deferral. Management believes the Corporation’s liquidity position remains stable as the operating expenses of the Corporation are minimal.

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

The Corporation had cash provided by financing activities resulting primarily from the increase of deposits, which increased $7,773,000 from December 31, 2011. Cash provided by investing activities was $3,956,000 in first three months of 2012 compared to $103,803,000 in first three months of 2011. The change in investing activities was due to the sale of a subsidiary bank.

Capital Resources

Management closely monitors bank capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “well capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 10%, 6%, and 5%, respectively. At March 31, 2012 the subsidiary Bank maintained adequately capitalized leverage requirements as defined by federal law; however the Bank was not in compliance with the capital requirements prescribed by the Consent Order.

Total stockholders’ equity decreased 3.3% to $14,170,000 at March 31, 2012 compared with $14,660,000 at December 31, 2011. The decrease was due to the net loss in the first three months of 2012, partially offset by increases in other comprehensive income as noted below. The Corporation’s equity to asset ratio was 4.6% at March 31, 2012 and 4.9% at December 31, 2011.

As indicated on the balance sheet at December 31, 2011, the Corporation had accumulated other comprehensive income of $23,000 compared to accumulated other comprehensive income at March 31, 2012 of $234,000. The fluctuation in the position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio along with the sale of the private label CMO during the first quarter.

The information on the Corporation’s capital resources is contained on pages 45 through 48 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 is incorporated herein by reference.

Regulatory Orders

In January 2010, The State Bank entered into a Consent Order with federal and state banking regulators that contain provisions to foster improvement in The State Bank’s earnings, lower nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At March 31, 2012, The State Bank had a Tier 1 capital to average assets ratio of 7.9% and a total capital to risk-weighted assets ratio of 12.6%.

The Consent Order restricts the Bank from issuing or renewing brokered deposits. The Consent Order also restricts dividend payments from The State Bank to the Corporation. The Corporation, the Board of Directors and management continue to execute initiatives to comply with the Consent Order. At March 31, 2012 actions included the injection of $250,000 capital into The State Bank resulting from the sale of non-performing assets from the subsidiary of the Corporation. While below the compliance level required by the Orders, the Bank maintains capital levels that would be considered well capitalized by regular prompt corrective action regulatory standards. Non-compliance with Consent Order requirements would cause the Bank to be subject to further enforcement actions by the FDIC.

Effective in November 2010, the Corporation received a notice from The Federal Reserve which defined restrictions being placed upon the Corporation. The restrictions include the declaration or payment of any dividends, the receipt of dividends from subsidiary banks, the repayment of any principal or interest on subordinated debentures or Trust Preferred securities, restrictions on debt, any changes in Executive or Senior Management or change in the role of Senior Management. In addition, the notice provided an expectation that the Corporation “maintain sufficient capital” levels. The board of directors and management continue to execute and monitor initiatives to comply with Federal Reserve restrictions.

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis of financial condition and results of operations are based on the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, ORE, securities valuation and income taxes. Actual results could differ from those estimates.

The allowance for loan losses is maintained at a level we believe is appropriate to absorb probable losses identified and inherent in the loan portfolio. Our evaluation of the appropriateness of the allowance for loan losses is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance for loan losses represents management’s best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance for loan losses in the near future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance for loan losses. In either instance unanticipated changes could have a significant impact on operating results.

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

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The Corporation’s evaluation of taxable events, losses in recent years and the continuing deterioration of the Michigan economy led management to conclude that it was more likely than not that all or part of the benefit would not be realized. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the deferred income tax assets are realized or the valuation allowance is otherwise no longer required. Management will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at:

(000s omitted)	March 31, 2012	December 31, 2011
Commitments to make loans (at market rates)	$9,707	$5,725
Unused lines of credit and letters of credit	26,017	28,420

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 70 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first three months of 2012, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2012 compared to 2011.

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors, which are outside of the Corporation’s control. All information provided in this section consists of forward-looking statements. Reference is made to the section captioned “Forward Looking Statements” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the limitations on the Corporation’s responsibility for such statements.

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

An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 5 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of March 31, 2012, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 5 (000s omitted)	GAP Analysis March 31, 2012
	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total
Earning Assets:
Securities	$11,776	$23,089	$26,245	$1,561	$62,671
Loans	33,142	48,678	78,329	38,538	198,687
Loans held for sale	593	0	0	0	593
FHLB stock	661	0	0	0	661

Total earning assets	$46,172	$71,767	$104,574	$40,099	$262,612

Interest bearing liabilities:
Interest bearing demand deposits	$46,156	$0	$0	$0	$46,156
Savings deposits	71,202	0	0	0	71,202
Time deposits less than $100,000	11,952	22,572	15,242	74	49,840
Time deposits greater than $100,000	10,360	14,764	8,984	0	34,108
Other borrowings	33	0	890	0	923
Subordinated debentures	14,000	0	0	0	14,000

Total interest bearing liabilities	$153,703	$37,336	$25,116	$74	$216,229

Interest rate sensitivity GAP	($107,531)	$34,431	$79,458	$40,025	$46,383
Cumulative interest rate sensitivity GAP	($107,531)	($73,100)	$6,358	$46,383
Interest rate sensitivity GAP	0.30	1.92	4.16	541.88
Cumulative interest rate sensitivity GAP ratio	0.30	0.62	1.03	1.21

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

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Interim Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.—None

Item 1A.	Risk Factors—This item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.—None

Item 3.	Defaults Upon Senior Securities.—None

Item 4.	Mine Safety Disclosures—None

Item 5.	Other Information.—None

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certificate of the Interim President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Interim Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Interim Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Interim Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.

Dated: May 17, 2012	/s/ Ronald L. Justice
Ronald L. Justice Interim President and CEO

Dated: May 17, 2012	/s/ James W. Distelrath
James W. Distelrath
Interim Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Interim President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Interim Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Interim Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Interim Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.