Form 10-Q
period 2012-06-30
FENTURA FINANCIAL INC
filed 2012-08-15
CIK 919865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 1, 2012

Class — Common Stock	Shares Outstanding — 2,424,644

Fentura Financial, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FENTURA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(000s omitted except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$16,529	$18,634
Securities:
Securities available for sale	56,846	58,687
Securities held to maturity	2,692	2,963

Total securities	59,538	61,650
Loans held for sale	309	123
Loans:
Commercial	41,960	33,956
Commercial real estate	111,501	118,984
Residential real estate	28,808	26,829
Consumer	24,511	25,998

Total loans	206,780	205,767
Less: Allowance for loan losses	(7,083)	(8,164)

Net loans	199,697	197,603
Bank owned life insurance	6,006	5,941
Bank premises and equipment	10,330	10,202
Federal Home Loan Bank stock	661	661
Accrued interest receivable	1,005	1,039
Other real estate owned	2,887	1,949
Other assets	909	1,059

Total assets	$297,871	$298,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$70,830	$62,713
Interest bearing	194,396	203,168

Total deposits	265,226	265,881
Federal Home Loan Bank advance	891	923
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	3,408	3,397

Total liabilities	283,525	284,201

Stockholders’ equity
Common stock – no par value, 5,000,000 shares authorized 2,424,644 shares issued and outstanding at June 30, 2012 (2,388,225 at December 31, 2011)	43,270	43,191
Accumulated deficit	(29,149)	(28,554)
Accumulated other comprehensive income	225	23

Total stockholders’ equity	14,346	14,660

Total liabilities and stockholders’ equity	$297,871	$298,861

See accompanying notes to interim consolidated financial statements.

FENTURA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(000s omitted except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$2,685	$2,894	$5,442	$5,975
Interest and dividends on securities:
Taxable	334	339	654	618
Tax-exempt	28	39	58	84
Interest on federal funds sold	11	13	19	22

Total interest income	3,058	3,285	6,173	6,699
Interest expense
Deposits	400	654	896	1,376
Borrowings	133	126	265	252

Total interest expense	533	780	1,161	1,628

Net interest income	2,525	2,505	5,012	5,071
Provision for loan losses	80	730	943	1,525

Net interest income after provision for loan losses	2,445	1,775	4,069	3,546
Non-interest income
Service charges on deposit accounts	225	290	452	586
Trust and investment services income	293	230	512	518
Gain on sale of mortgage loans	153	31	369	99
Gain on sale of securities	0	0	18	5
Other income and fees	635	638	1,291	1,304

Total non-interest income	1,306	1,189	2,642	2,512
Non-interest expense
Salaries and employee benefits	1,608	1,623	3,332	3,296
Occupancy	265	276	534	560
Furniture and equipment	274	278	527	570
Loan and collection	171	272	321	433
Advertising and promotional	47	44	77	63
Other operating expenses	1,242	904	2,639	1,913

Total non-interest expense	3,607	3,397	7,430	6,835

Income (loss) from continuing operations before income tax	144	(433)	(719)	(777)
Federal income tax benefit	0	(156)	(124)	(368)

Income (loss) from continuing operations	$144	$(277)	$(595)	$(409)
Discontinued operations, net of tax
Income (loss) from discontinued operations	0	(437)	0	5
Gain from sale of discontinued operations	0	469	0	469

Income from discontinued operations	0	32	0	474

Net income (loss)	$144	$(245)	$(595)	$65

Net income (loss) per share from continuing operations
Basic and diluted	$0.06	$(0.12)	$(0.25)	$(0.18)

Net income per share from discontinued operations
Basic and diluted	$0.00	$0.01	$0.00	$0.21

Net income (loss) per share
Basic and diluted	$0.06	$(0.11)	$(0.25)	$0.03

See accompanying notes to interim consolidated financial statements.

FENTURA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(000s omitted except share and per share data)

	Six Months Ended
	June 30,
	2012	2011
Common Stock
Balance, beginning of period	$43,191	$43,036
Issuance of shares under
Director stock purchase plan and dividend reinvestment program (36,419 and 40,286 shares)	79	63

Balance, end of period	43,270	43,099

Accumulated Deficit
Balance, beginning of period	(28,554)	(27,042)
Net (loss) income	(595)	65

Balance, end of period	(29,149)	(26,977)

Accumulated Other Comprehensive Income
Balance, beginning of period	23	61
Change in unrealized gain on securities, net of tax	202	228

Balance, end of period	225	289

Total stockholders’ equity	$14,346	$16,411

See accompanying notes to interim consolidated financial statements.

FENTURA FINANCIAL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(000s omitted)	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(595)	$65
Adjustments to reconcile net (loss) income to cash
Provided by operating activities:
Depreciation	329	355
Amortization and accretion	(305)	(141)
Provision for loan losses	943	1,525
Loans originated for sale	(20,546)	(6,377)
Proceeds from the sale of loans	20,729	6,457
Gain on sales of loans	(369)	(99)
Loss (gain) on other real estate owned	28	(4)
Write downs on other real estate owned	12	68
Net gain on sale of securities	(18)	(5)
Net earnings from bank owned life insurance	(65)	(69)
Net increase in interest receivable & other assets	184	417
Net increase in interest payable & other liabilities	11	218
Net change in discontinued operations operating activities	0	10,638

Total Adjustments	933	12,983

Net cash (used in) provided by operating activities	338	13,048

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities of securities - HTM	270	701
Proceeds from maturities of securities – AFS	5,733	2,930
Proceeds from calls of securities – AFS	5,150	2,000
Proceeds from sales of securities – AFS	9,570	2,024
Purchases of securities – AFS	(18,086)	(17,714)
Origination of loans, net of principal repayments	5,972	8,428
Proceeds from sale of bank subsidiary	0	711
Acquisition of loans	(10,531)	0
Sales of other real estate owned	544	1,480
Repurchase of FHLB stock	0	79
Acquisition of premises and equipment, net	(457)	(246)
Net change in discontinued operations investing activities	0	92,575

Net cash (used in) provided by investing activities	(1,835)	92,968
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(655)	(7,865)
Net decrease in short term borrowings	(32)	(252)
Net proceeds from stock issuance	79	63
Repayment of FHLB advance	0	(31)
Net change in discontinued operations financing activities	0	(103,942)

Net cash used in financing activities	(608)	(112,027)

Net change in cash and cash equivalents	$(2,105)	$(6,011)

Cash and cash equivalents – Beginning of period	$18,634	$33,492

Cash and cash equivalents – Ending of period	$16,529	$27,481

Cash paid (received from) for:
Interest	$948	$1,216
Income taxes	$209	$(104)
Non-cash Disclosures:
Transfers from loans to other real estate	$1,464	$1,490
Loans provided for sales of other real estate owned	$58	$0

See accompanying notes to interim consolidated financial statements.

FENTURA FINANICIAL, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(000s omitted)	2012	2011	2012	2011
Net income (loss)	$144	$(245)	$(595)	$65
Other comprehensive (loss) income, net of tax:
Reclassification adjustment for net gains included in income	0	0	(18)	(5)
Unrealized holding (losses) gains related to available-for-sale securities arising during period	(9)	413	220	233

Other comprehensive (loss) income, net of tax	(9)	413	202	228

Comprehensive income (loss)	$135	$168	$(393)	$293

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements include Fentura Financial, Inc. (the “Corporation”) and its wholly owned subsidiaries Fentura Holdings LLC (“FHLLC”) and The State Bank in Fenton (the “Bank”), Michigan and the other subsidiaries of the Bank. Intercompany transactions and balances are eliminated in consolidation.

As announced at the 2011 Shareholder Meeting, the Corporation had entered into an agreement to sell West Michigan Community Bank to a third-party investor group. The sale closed on January 31, 2011. West Michigan Community Bank is reported as discontinued operations.

Financial statements are presented with discontinued operations sequestered on the balance sheet, statement of operations and statement of cash flows, as applicable. The presentations have been updated for June 30, 2011 to reflect the discontinued operations results to the extent applicable (see Note 8).

During the third quarter of 2011 management decided the Corporation no longer intended to dispose of the residual assets remaining from the sale of West Michigan Community Bank. As a result of the change in intent, amounts and results of operations for the three and six month periods ended June 30, 2011, as well as balance sheet data as of June 30, 2011 were reclassified to reflect this change in intent.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2011.

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

NOTE 1 – BASIS OF PRESENTATION (continued)

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

NOTE 1 – BASIS OF PRESENTATION (continued)

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

NOTE 1 – BASIS OF PRESENTATION (continued)

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

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	13,786	$29.60
Options forfeited during 2012	(2,670)	23.23

Options outstanding and exercisable at June 30, 2012	11,116	$31.13	1.56	$0

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	18,872	$29.32
Options forfeited during 2011	(5,086)	28.57

Options outstanding and exercisable at December 31, 2011	13,786	$29.60	1.73	$0

On February 24, 2011, the Corporation’s board of directors granted 25,000 Stock Appreciation Rights (“SARs”) to five executives. The terms of the Stock Appreciation Rights Agreements (the “SAR Agreements”) provide that the SARs will be paid in cash on one or two fixed dates, which are determined as certain performance conditions are met. The conditions include the Corporation’s wholly owned subsidiary, The State Bank, no longer being subject to terms, conditions and restrictions of the consent order dated December 31, 2009 (the “Consent Order”) and the Corporation no longer being subject to terms, conditions and restrictions of the agreement between the Corporation and the Federal Reserve Board, which was effective November 4, 2010 (the “FRB Agreement”). The first payment date under the agreement is the later of February 24, 2014, the date on which the State Bank is no longer subject to the terms, conditions and restrictions of the Consent Order, and the date on which the Corporation is no longer subject to the terms, conditions and restrictions of the FRB Agreement. On the first SAR payment date a participant shall receive an amount equal to the product of the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock over $2.00. If the first SAR payment date does not occur prior to February 24, 2016, then the SARs shall be cancelled without any payment to the participant. If the first SAR payment date occurs prior to February 24, 2016, then the second SAR payment date shall be February 24, 2016. On the second payment date a participant shall receive an amount equal to the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock on the second SAR payment date over the value of one share of the Corporation’s common stock on the first SAR payment

NOTE 1 – BASIS OF PRESENTATION (continued)

date. If the fair market value of one share of the Corporation’s common stock on the second SAR payment date does not exceed the fair market value of one share of the Corporation’s common stock on the first SAR payment date, then no payment shall be made to the participant on the second SAR payment date. There were 20,000 SAR’s outstanding at June 30, 2012 as a result of this issuance as 5,000 SAR’s were forfeited during the first quarter of 2012 as a result of one of the executive’s departure.

On March 13, 2012, the Corporation’s board of directors granted 10,000 Stock Appreciation Rights to a new executive officer. The terms of this Stock Appreciation Rights Agreement is the same as those previously discussed except that the first and second payment dates are March 12, 2015 and March 13, 2017, respectively.

On May 14, 2012, the Corporation’s board of directors granted 5,000 Stock Appreciation Rights to a new executive officer. The terms of this Stock Appreciation Rights Agreement is the same as those previously discussed except that the first and second payment dates are May 14, 2015 and May 14, 2017, respectively. As a result of all issuances, 35,000 SAR’s were outstanding at June 30, 2012.

Generally accepted accounting principles require plans settled in cash to be accounted for as liabilities only when the liability is probable and reasonably estimable and to be re-measured at each reporting period. Management has determined that as of June 30, 2012, it is not probable that the performance criteria will be met and as such no liability for the compensatory element of the awards has been recorded in the consolidated financial statements.

Operating Segments While the Corporation’s chief decision-makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2– SECURITIES

Securities are as follows:

(000s omitted) Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2012
U.S. Government and federal agency	$5,993	$25	$0	$6,018
Mortgage-backed residential	14,820	226	(1)	15,045
Collateralized mortgage obligations-agencies	31,900	421	(63)	32,258
Collateralized mortgage obligations-private label	1,753	0	(239)	1,514
Equity securities	2,155	88	(232)	2,011

	$56,621	$760	$(535)	$56,846

December 31, 2011
U.S. Government and federal agency	$6,144	$23	$(2)	$6,165
Mortgage-backed residential	15,625	312	(15)	15,922
Collateralized mortgage obligations-agencies	31,002	457	(5)	31,454
Collateralized mortgage obligations-private label	3,725	0	(702)	3,023
Equity securities	2,155	100	(132)	2,123

	$58,651	$892	$(856)	$58,687

NOTE 2 – SECURITIES (continued)

(000s omitted) Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
State and municipal	$2,692	$78	$0	$2,770

	$2,692	$78	$0	$2,770

December 31, 2011
State and municipal	$2,963	$90	$0	$3,053

	$2,963	$90	$0	$3,053

Contractual maturities of securities at June 30, 2012 were as follows. Securities not due at a single maturity date, mortgage-backed, collateralized mortgage obligations and equity securities are shown separately.

	Available for Sale		Held to Maturity
(000s omitted)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. government and federal agency
Due in one year or less	$0	$0	$405	$410
Due from one to five years	0	0	1,431	1,455
Due from five to ten years	3,000	3,019	856	905
Due after ten years	2,993	2,999	0	0
Mortgage backed residential	14,820	15,045	0	0
Collateralized mortgage obligations-agencies	31,900	32,258	0	0
Collateralized mortgage obligations-private label	1,753	1,514	0	0
Equity securities	2,155	2,011	0	0

	$56,621	$56,846	$2,692	$2,770

At June 30, 2012, one holding totaling $1,753,000 in a security issued by Bear Stearns exceeded 10% of stockholders’ equity. At December 31, 2011, two holdings totaling $3,023,000 in securities issued by Wells Fargo and Bear Stearns exceeded 10% of stockholders’ equity. The Corporation sold the Wells Fargo security during the first quarter of 2012.

Sales of available for sale securities, for the six month periods, were as follows:

(000s omitted)	June 30, 2012	June 30, 2011
Proceeds	$9,570	$2,024
Gross gains	196	5
Gross losses	(178)	0

The cost basis used to determine the unrealized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

NOTE 2 – SECURITIES (continued)

Securities with unrealized losses are aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less than 12 months		12 months or more		Total
June 30, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
Description of Securities
Mortgage-backed residential	$1,543	$(1)	$0	$0	$1,543	$(1)
Collateralized mortgage obligations-agencies	10,523	(56)	1,536	(7)	12,059	(63)
Collateralized mortgage obligations-private label	0	0	1,514	(239)	1,514	(239)
Equity securities	0	0	682	(232)	682	(232)

Total temporarily impaired	$12,066	$(57)	$3,732	$(478)	$15,798	$(535)

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(000s omitted)	Value	Loss	Value	Loss	Value	Loss
Description of Securities
US government and federal agencies	$0	$0	$1,498	$(2)	$1,498	$(2)
Mortgage-backed residential	6,766	(15)	0	0	6,766	(15)
Collateralized mortgage obligations-agencies	0	0	4,985	(5)	4,985	(5)
Collateralized mortgage obligations-private label	0	0	3,023	(702)	3,023	(702)
Equity securities	771	(128)	1	(4)	772	(132)

Total temporarily impaired	$7,537	$(143)	$9,507	$(713)	$17,044	$(856)

As of June 30, 2012, the Corporation’s security portfolio consisted of 84 securities, 13 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, as discussed below.

Collateralized Mortgage Obligations

The decline in fair value of the Corporation’s private label collateralized mortgage obligation is primarily attributable to the lack of liquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security. The Standard and Poors rating held on the private label security is A-. The underlying collateral of this CMO is comprised largely of 1-4 family residences. In this security, the Corporation holds the senior tranche and receives payments before other tranches. For the private label security, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. At June 30, 2012, the private label security has an amortized cost of $1,753,000 and an unrealized loss of $239,000.

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

The Corporation has three agency collateralized mortgage obligations with an unrealized loss of $63,000. The decline in value is primarily due to changes in interest rates and other market conditions.

NOTE 2 – SECURITIES (continued)

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

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are as follows:

(000s omitted)	June 30, 2012	December 31, 2011
Commercial	$41,960	$33,956
Commercial real estate	111,501	118,984
Residential real estate	28,808	26,829
Consumer	24,511	25,998

Total loans	206,780	205,767
Less allowance for loan losses	(7,083)	(8,164)

Net loans	$199,697	$197,603

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

Activity in the allowance for loan losses, by classification, for the three month periods ended June 30, 2012 and 2011 are as follows:

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance April 1, 2012	$534	$6,176	$491	$175	$295	$4	$7,675
Provision for loan losses	16	(173)	90	(20)	130	37	80
Loans charged off	0	(555)	(149)	(8)	(43)	0	(755)
Loan recoveries	17	49	1	4	12	0	83

Balance June 30, 2012	$567	$5,497	$433	$151	$394	$41	$7,083

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance April 1, 2011	$717	$7,136	$397	$190	$573	$2	$9,015
Provision for loan losses	452	(171)	(10)	39	61	359	730
Loans charged off	(134)	(752)	0	(4)	(21)	0	(911)
Loan recoveries	14	71	1	6	2	0	94

Balance June 30, 2011	$1,049	$6,284	$388	$231	$615	$361	$8,928

Activity in the allowance for loan losses, by classification, for the six month periods ended June 30, 2012 and 2011 are as follows:

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance January 1, 2012	$891	$5,759	$476	$215	$482	$341	$8,164
Provision for loan losses	197	895	164	(57)	44	(300)	943
Loans charged off	(551)	(1,235)	(209)	(18)	(148)	0	(2,161)
Loan recoveries	30	78	2	11	16	0	137

Balance June 30, 2012	$567	$5,497	$433	$151	$394	$41	$7,083

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance January 1, 2011	$871	$9,155	$411	$233	$508	$46	$11,224
Provision for loan losses	293	699	(13)	43	188	315	1,525
Loans charged off	(136)	(3,766)	(11)	(57)	(98)	0	(4,068)
Loan recoveries	21	196	1	12	17	0	247

Balance June 30, 2011	$1,049	$6,284	$388	$231	$615	$361	$8,928

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

(000s omitted) June 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$207	$2,554	$185	$48	$221	$0	$3,215
Collectively evaluated for impairment	360	2,943	248	103	173	41	3,868

Total ending allowance balance	$567	$5,497	$433	$151	$394	$41	$7,083

Loans:
Loans individually evaluated for impairment	$1,470	22,960	$778	$93	$616	$0	$25,917
Loans collectively evaluated for impairment	40,490	88,541	28,030	5,464	18,338	0	180,863

Total ending loans balance	41,960	111,501	28,808	5,557	18,954	0	206,780
Accrued interest receivable	335	141	89	34	55	0	654

Total recorded investment in loans	$42,295	$111,642	$28,897	$5,591	$19,009	$0	$207,434

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(000s omitted) December 31, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$714	$2,907	$201	$60	$275	$0	$4,157
Collectively evaluated for impairment	177	2,852	275	155	207	341	4,007

Total ending allowance balance	$891	$5,759	$476	$215	$482	$341	$8,164

Loans:
Loans individually evaluated for impairment	$3,823	$24,797	$844	$133	$494	$0	$30,091
Loans collectively evaluated for impairment	30,133	94,187	25,985	6,270	19,101	0	175,676

Total ending loans balance	$33,956	$118,984	$26,829	$6,403	$19,595	$0	$205,767
Accrued interest receivable	143	341	75	47	61	0	667

Total recorded investment in loans	$34,099	$119,325	$26,904	$6,450	$19,656	$0	$206,434

The following tables present loans individually evaluated for impairment by class of loans as of:

(000s omitted) June 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowances recorded:
Commercial	$954	$899	$0
Commercial real estate	14,099	10,512	0
Residential real estate	156	193	0
Consumer
Installment Loans	48	48	0
Home Equity	185	300	0
With an allowance recorded:
Commercial	587	570	207
Commercial real estate	14,098	12,484	2,554
Residential real estate	697	589	185
Consumer
Installment loans	45	46	48
Home equity	317	318	221

Total	$31,186	$25,959	$3,215

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(000s omitted) December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowances recorded:
Commercial	$2,280	$2,116	$0
Commercial real estate	16,275	11,302	0
Residential real estate	279	168	0
Consumer
Installment Loans	13	13	0
Home Equity	119	119	0
With an allowance recorded:
Commercial	1,903	1,715	714
Commercial real estate	15,814	13,532	2,907
Residential real estate	894	675	201
Consumer
Installment loans	121	121	60
Home equity	377	379	275

Total	$38,705	$30,140	$4,157

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment by class of loans for the six month periods ended:

	June 30, 2012		June 30, 2011
(000s omitted)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowances recorded:
Commercial	$1,506	$1	$718	$3
Commercial real estate	12,827	149	6,628	115
Residential real estate	160	4	398	0
Consumer
Installment Loans	31	2	119	3
Home Equity	209	3	82	2
With an allowance recorded:
Commercial	1145	24	1,424	8
Commercial real estate	11,071	331	20,430	325
Residential real estate	651	13	432	8
Consumer
Installment loans	83	2	132	13
Home equity	348	8	349	3

Total	$28,031	$537	$30,712	$480

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment by class of loans for the three month periods ended:

	June 30, 2012		June 30, 2011
(000s omitted)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowances recorded:
Commercial	$1,254	$0	$1,592	$0
Commercial real estate	12,038	109	7,151	76
Residential real estate	203	0	410	0
Consumer
Installment Loans	29	2	181	2
Home Equity	289	1	46	0
With an allowance recorded:
Commercial	640	13	1,442	1
Commercial real estate	11,777	281	18,850	202
Residential real estate	741	1	424	2
Consumer
Installment loans	68	1	149	11
Home equity	254	6	345	0

Total	$27,293	$414	$30,590	$294

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at:

June 30, 2012 (000s omitted)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$1,699	$0
Commercial real estate	10,562	0
Residential real estate	235	99
Home Equity	247	0
Installment loans	12	0

Total	$12,755	$99

December 31, 2011 (000s omitted)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing (1)
Commercial	$2,837	$449
Commercial real estate	13,918	0
Residential real estate	241	0
Home Equity	88	39
Installment loans	13	0

Total	$17,097	$488

(1)-	Includes accrued interest receivable of $6

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans at:

(000s omitted) June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due
Commercial	$188	$229	$1,684	$2,101
Commercial real estate	55	791	6,494	7,340
Residential real estate	475	86	334	895
Installment loans	7	0	12	19
Home Equity	85	12	0	97

Total	$810	$1,118	$8,524	$10,452

(000s omitted) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due (1)	Total Past Due
Commercial	$431	$14	$2,741	$3,186
Commercial real estate:	2,796	0	10,750	13,546
Residential real estate	0	0	198	198
Installment loans	3	1	51	55
Home Equity	73	0	85	158

Total	$3,303	$15	$13,825	$17,143

(1)	Includes interest receivable of $15.

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

The Corporation has identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying these loans as TDRs, the Corporation classified them as impaired. The Corporation’s recorded investment in TDRs at June 30, 2012 is $16,469,000, with a specific valuation allowance of $2,452,000. This is compared to $15,005,000, with a specific valuation allowance of $2,289,000, at December 31, 2011. This specific valuation allowance is an allocated portion of the total allowance for loan losses. The Corporation has no additional amounts committed to these customers.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents by class, information related to loans modified in a TDR during the three month period ended June 30, 2012.

(000s omitted)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial real estate	1	$85	$85
Installment loan	1	59	59

Total	2	$144	$144

The following presents by class, information related to loans modified in a TDR during the six month period ended June 30, 2012.

(000s omitted)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial real estate	8	$3,856	$3,856
Residential real estate	2	190	190
Installment loan	2	96	96

Total	12	$4,142	$4,142

The following presents information on TDRs for which there was a payment default during the three month period ended June 30, 2012 (i.e. 30 days or more past due following a modification) that had been modified during the 12-month period prior to the default.

(000s omitted)	Loans with payment defaults
	Number of Contracts	Recorded Investment (as of period end) (1)
Commercial	4	$1,017
Commercial real estate	6	2,083

Total	10	$3,100

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents information on TDRs for which there was a payment default during the six month period ended June 30, 2012 (i.e. 30 days or more past due following a modification) that had been modified during the 12-month period prior to the default.

	Loans with payment defaults
(000s omitted)	Number of Contracts	Recorded Investment (as of period end) (1)
Commercial	5	$1,048
Commercial real estate	8	2,380
Home equity	1	6

Total	14	$3,434

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Based on the Corporation’s historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs are analyzed in the same manner as other impaired loans within their respective loan segment.

The following presents by portfolio loan class, the type of modification made in TDR from April 1, 2012 through June 30, 2012:

	Loans modified through extension of term (2)
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial real estate	1	$85
Installment loan	1	59

Total	2	$144

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.
(2)	During the second quarter 2012 there were no loans modified through a reduction of interest rate.

The following presents by portfolio loan class, the type of modification made in a TDR from January 1, 2012 through June 30, 2012:

	Loans modified through reduction of interest rate
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial real estate	4	$1,642
Residential real estate	1	103
Installment loan	1	37

Total	6	$1,782

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Loans modified through extension of term
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial real estate	4	$2,214
Residential real estate	1	87
Installment loan	1	59

Total	6	$2,360

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

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

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

(000s omitted) June 30, 2012	Prime	Pass	Watch	Substandard	Total
Commercial	$7,896	$31,093	$1,725	$1,786	$42,295
Commercial real estate	895	81,470	9,040	20,238	111,642

Total	$8,791	$112,563	$10,765	$22,024	$153,937

(000s omitted) December 31, 2011	Prime	Pass	Watch	Substandard	Total
Commercial	$3,411	$25,006	$1,850	$3,832	$34,099
Commercial real estate:	0	79,909	14,583	24,833	119,325

Total	$3,411	$104,915	$16,433	$28,665	$153,424

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

(000s omitted) June 30, 2012	Home Equity	Installment	Residential Real Estate	Total
Performing	$18,393	$5,498	$28,119	$52,010
Non-performing	616	93	778	1,487

Total	$19,009	$5,591	$28,897	$53,497

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(000s omitted) December 31, 2011	Home Equity	Installment	Residential Real Estate	Total
Performing	$19,162	$6,317	$26,060	$51,539
Non-performing	494	133	844	1,471

Total	$19,656	$6,450	$26,904	$53,010

NOTE 4– FAIR VALUE

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

NOTE 4 – FAIR VALUE (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(000s omitted)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Available for sale securities
U.S. Government and federal agency	$6,018	$0	$6,018	$0
Mortgage-backed residential	15,045	0	15,045	0
Collateralized mortgage obligations-agencies	32,258	0	32,258	0
Collateralized mortgage obligations-private label	1,514	0	1,514	0
Equity securities	2,011	0	1,062	949

	$56,846	$0	$55,897	$949

	Fair Value Measurements Using
(000s omitted)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Available for sale securities
U.S. Government and federal agency	$6,165	$0	$6,165	$0
Mortgage-backed residential	15,922	0	15,922	0
Collateralized mortgage obligations-agencies	31,454	0	31,454	0
Collateralized mortgage obligations-private label	3,023	0	3,023	0
Equity securities	2,123	0	1,051	1,072

	$58,687	$0	$57,615	$1,072

The table below presents a reconciliation including the respective income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(000s omitted)	Equity Securities
	2012	2011
Beginning balance, January 1,	$1,072	$1,147
Included in other comprehensive income	(123)	(5)

Ending balance, June 30,	$949	$1,142

NOTE 4 – FAIR VALUE (continued)

(000s omitted)	Equity Securities
	2012	2011
Beginning balance, April 1,	$992	$1,160
Included in other comprehensive income	(43)	(18)

Ending balance, June 30,	$949	$1,142

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

(000s omitted)	Total	Significant Unobservable Inputs (Level 3)
At June 30, 2012
Impaired loans
Commercial	$339	$339
Commercial real estate	6,407	6,407
Residential real estate	546	546
Installment	21	21
Home equity	72	72

Total impaired loans	$7,385	$7,385

Other real estate owned
Commercial real estate	$171	$171

Total other real estate owned	$171	$171

(000s omitted)	Total	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Impaired loans
Commercial	$997	$997
Commercial real estate	8,526	8,526
Residential real estate	474	474
Installment	55	55
Home equity	102	102

Total impaired loans	$10,154	$10,154

Other real estate owned
Commercial real estate	$301	$301

Total other real estate owned	$301	$301

The following represent impairment charges recognized during the period:

At June 30, 2012, impaired loans, which were measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $9,577,000 with a valuation allowance of $2,192,000. This is compared to December 31, 2011 when the principal amount of impaired loans was $13,868,000 with a valuation allowance of $3,714,000.

NOTE 4 – FAIR VALUE (continued)

Other real estate owned which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $2,887,000, of which two properties, totaling $171,000, were at fair value at June 30, 2012, this was the result of write downs which totaled $12,000 during the second quarter of 2012. At December 31, 2011, other real estate owned had a net carrying amount of $1,949,000, of which $301,000 was at fair value, which resulted from write downs totaling $24,000.

Quantitative information about Level 3 fair value measurements is as follows:

	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Equity Securities (1)	$949	Market Average	Price to book multiple of peer group	63%
Impaired Loans	$7,385
		Appraisal Value- Real estate	Discount applied to appraisal	18%
		Appraisal Value- Accounts receivable	Discount applied to appraisal	28%
		Appraisal Value- Vehicles/equipment	Discount applied to appraisal	17%
Other real estate	$171	Appraisal Value	Discount applied to appraisal	0%

Total level 3 assets	$8,505

(1)	Reasonable modifications made to the price to book multiple are not expected to have a significant impact to the value of the securities.

NOTE 4 – FAIR VALUE (continued)

The estimated fair values of financial instruments that are not reported at fair value in their entirety in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	June 30, 2012		December 31, 2011
(000s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1 inputs:
Cash and cash equivalents	$16,529	$16,529	$18,634	$18,634
FHLB Stock	661	NA	661	NA
Accrued interest receivable	1,005	1,005	1,039	1,039
Level 2 inputs:
Securities - held to maturity	2,692	2,770	2,963	3,053
Loans held for sale	309	309	123	123
Portfolio loans	197,203	182,383	192,378	178,864
Level 3 inputs:
Impaired loans	7,385	7,385	10,154	10,154

Liabilities:
Level 1 inputs:
Deposits-non-maturing	$190,956	$189,412	$180,051	$178,305
Accrued interest payable	1,785	1,785	1,572	1,572
Level 2 inputs:
Deposits-with stated maturity	74,270	73,356	85,830	84,815
FHLB advance	891	1,120	923	1,180
Subordinated debentures	14,000	12,650	14,000	12,612

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents

The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate their fair values.

Securities - held to maturity

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

NOTE 4 – FAIR VALUE (continued)

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

NOTE 5 - INCOME TAXES

The provision (benefit) for federal income taxes is computed by applying the statutory federal income tax rate to income (loss) before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting credits related to certain investments.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at June 30, 2012 and December 31, 2011. The Corporation’s evaluation of taxable events, losses in recent years and the continuing struggles of the Michigan economy led management to conclude that it was more likely than not that the benefit would not be realized. As a result, the Corporation maintained a full valuation allowance at June 30, 2012 and December 31, 2011.

An income tax benefit associated with continuing operations in the amount of $124,000 and $368,000 was recorded for the periods ending June 30, 2012 and 2011, respectively. In 2011, the benefit recorded considered the results of current period adjustments to other comprehensive income and discontinued operations. Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances when there is a pre-tax loss from continuing operations and income from other categories such as other comprehensive income or

NOTE 5 - INCOME TAXES (continued)

discontinued operations. In such case, pre-tax income from other categories is included in the tax expense (benefit) calculation for the current period. For the second quarter of 2012, the income tax benefit was related to the reversal of excess taxes accrued during the fourth quarter of 2011 in relation to estimates of a tax audit.

There were no unrecognized tax benefits at June 30, 2012 or December 31, 2011, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Corporation and its subsidiaries are subject to U.S federal income taxes as well as income tax of the state of Michigan. The Corporation is no longer subject to examination by taxing authorities for years before 2009.

NOTE 6 – EARNINGS PER COMMON SHARE

The factors in the earnings per share computation follow:

	Three Months Ended		Six Months Ended
(000s omitted except share and per share data)	June 30,		June 30,
	2012	2011	2012	2011
Basic
Net income (loss)	$144	$(245)	$(595)	$65

Weighted average common shares outstanding	2,403,971	2,320,920	2,396,432	2,315,446

Basic income (loss) per common share	$0.06	$(0.11)	$(0.25)	$0.03

Diluted
Net income (loss)	$144	$(245)	$(595)	$65

Weighted average common shares outstanding for basic earnings per common share	2,403,971	2,320,920	2,396,432	2,315,446
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Average shares and dilutive potential common shares	2,403,971	2,320,920	2,396,432	2,315,446

Diluted income per common share	$0.06	$(0.11)	$(0.25)	$0.03

The factors in the earnings per share of continuing operations follow:

	Three Months Ended		Six Months Ended
(000s omitted except share and per share data)	June 30,		June 30,
	2012	2011	2012	2011
Basic
Net loss of continuing operations	$144	$(277)	$(595)	$(409)

Weighted average common shares outstanding	2,403,971	2,320,920	2,396,432	2,315,446

Basic income (loss) per common share from continuing operations	$0.06	$(0.12)	$(0.25)	$(0.18)

Diluted
Net income (loss) of continuing operations	$144	$(277)	$(595)	$(409)

Weighted average common shares outstanding for basic earnings per common share	2,403,971	2,320,920	2,396,432	2,315,446
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Average shares and dilutive potential	2,403,971	2,320,920	2,396,432	2,315,446

common shares
Diluted loss per common share from continuing operations	$0.06	$(0.12)	$(0.25)	$(0.18)

NOTE 6 – EARNINGS PER COMMON SHARE (continued)

Stock options of 11,116 and 16,634 shares of common stock outstanding at June 30, 2012 and June 30, 2011, respectively were not considered in computing diluted earnings per common share for 2012 and 2011, because they were anti-dilutive or out of the money.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no matters which are expected to have a material effect on the Corporation’s consolidated financial condition or results of operations.

NOTE 8 – DISCONTINUED OPERATIONS

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

As of July 1, 2011, due to a change in management’s intent, the remaining balances of the assets described above and previously classified as discontinued operations were reclassified to continuing operations; therefore there are no assets or liabilities presented at December 31, 2011 or June 30, 2012. Corresponding amounts also were reclassified for all periods presented.

A condensed statement of income of discontinued operations is presented for the three and six month periods ended June 30, 2011. Due to the sale of West Michigan Community Bank at January 31, 2011, only one month of income and expense is presented for West Michigan Community Bank.

CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS

(000s omitted)

	Three month period ended June 30, 2011		Six month period ended June 30, 2011
	Assumed Loans and Other Real Estate	Total	Assumed Loans and Other Real Estate	WMCB	Total
Interest income	$2	$2	$(61)	$515	$454
Interest expense	0	0	0	129	129

Net interest income	2	2	(61)	386	325
Provision for loan losses	0	0	0	(50)	(50)

Net interest income (loss) after provision for loan losses	2	2	(61)	436	375

Non-interest income	99	99	135	121	256
Non-interest expense	126	126	231	415	646

Income (loss) before federal income tax	(25)	(25)	(157)	142	(15)

Federal income tax (benefit) expense	(57)	(57)	(57)	37	(20)
Gain on sale of subsidiary	0	0	0	469	469

Net income (loss)	$32	$32	$(100)	$574	$474

NOTE 8 – DISCONTINUED OPERATIONS (continued)

In connection with the sale of West Michigan Community Bank, the Corporation recognized a gross gain of $711,000. Net of tax the net gain amounted to $469,000.

NOTE 9 - REGULATORY MATTERS

The Corporation (on a consolidated basis) and its Bank subsidiaries are subject to various regulatory capital requirements administered by the federal and state regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items that are calculated under regulatory accounting practices. The capital risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2012 and December 31, 2011, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

In January 2010, The State Bank entered into a Consent Order with federal and state banking regulators containing provisions to foster improvement in The State Bank’s earnings, reduce nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At June 30, 2012, The State Bank had a Tier 1 capital to average assets ratio of 8.1% and a total capital to risk-weighted assets ratio of 12.2%. The State Bank is not in compliance with the Consent Order requirements, and therefore cannot be considered well capitalized.

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

At December 31, 2011 the total capital to risk weighted assets for the Corporation was at 10.1%, which is above the 8% threshold required to be considered adequately capitalized. The ratios for the Corporation are not reported at June 30, 2012, as the total assets of the Corporation were below the $500,000,000 threshold of reporting requirements. The Corporation continues to be required to obtain written approval prior to payments of any dividends or for any increase or decrease to outstanding debt.

NOTE 9 - REGULATORY MATTERS (continued)

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.

(000s omitted)	Actual		For Capital Adequacy Purposes		Regulatory Agreement Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital
(to Risk Weighted Assets)

The State Bank	26,548	12.2%	17,340	8.0%	26,009	12.0%
Tier 1 Capital
(to Risk Weighted Assets)
The State Bank	23,802	11.0	8,670	4.0	NA	NA

Tier 1 Capital
(to Average Assets)
The State Bank	23,802	8.1	11,724	4.0	23,447	8.0

(000s omitted)	Actual		For Capital Adequacy Purposes		Regulatory Agreement Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital
(to Risk Weighted Assets)
Consolidated	$22,263	10.1%	$27,646	8.0%	NA	NA
The State Bank	26,448	12.3	17,166	8.0	$25,749	12.0%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	19,515	8.8	8,823	4.0	NA	NA
The State Bank	23,700	11.0	8,583	4.0	NA	NA

Tier 1 Capital
(to Average Assets)
Consolidated	19,515	6.5	11,981	4.0	NA	NA
The State Bank	23,700	8.1	11,654	4.0	23,307	8.0

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

Results of Operations

As indicated in the statement of operations, the loss from continuing operations for the first six months ended June 30, 2012 was ($595,000) compared to ($409,000) for the same period in 2011. Net interest income in the second quarter of 2012 was $20,000 above net interest income for the same quarter in 2011. The second quarter of 2012 provision for loan losses decreased $650,000 compared to the second quarter of 2011. The allowance for loan losses has decreased $1,081,000 when comparing the balance as of June 30, 2012 to the balance as of December 31, 2011 due to improved credit quality. Non interest income for the second quarter of 2012 was $112,000 above non interest income for the same quarter in 2011. Non interest expense for the second quarter of 2012 was $210,000 higher than for the same quarter in 2011. These variances from period to period are detailed over the next several pages.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the six months ended June 30, 2012, the Corporation’s return on average assets (annualized) was (0.40%) compared to (0.25%) for the same period in 2011. For the six months ended June 30, 2012, the Corporation’s return on average equity (annualized) was (8.05%) compared to (4.85%) for the same period in 2011. On a per share basis, the basic and diluted net income was $0.06 in the second quarter of 2012 compared to a loss of ($0.11) for the same period in 2011. For the six month period ended June 30, 2012, the net loss per share basic and diluted was ($0.25) compared to net income basic and diluted per share of $0.03 for the same period in 2011.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2012 and 2011 are summarized in Table 2. Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2012 and 2011 are summarized in Table 3. The effects of changes in average interest rates and average balances are detailed in Table 1 below.

Table 1 below displays the effects of changing rates and volumes on our net interest income for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. The information displayed is with respect to the effects on interest income and interest expense attributable to changes in volume and rate.

As indicated in Table 1, during the six months ended June 30, 2012, net interest income decreased compared to the same period in 2011. Volume in the investment portfolio increased year over year, while the resulting yield decreased. The yield decreased as higher, longer term investments have matured, leaving a lower yielding portfolio on the books. The loan portfolio volume decreased year over year. The yield on the loan portfolio also decreased. This was the result of the repricing of loans to current market rates, as the loans matured. Partially mitigating the loss in yield on investment and loans, the yield on deposits decreased. The deposit interest rate reduction was achieved by a reduction of offering rates on time deposits, which assisted in discouraging high rate instruments from renewing, with some funds exiting, thus reducing interest bearing liability costs. In addition, a shift of deposits from interest bearing to non-interest bearing assisted in improving the net interest margin.

Table 1

	SIX MONTHS ENDED
	JUNE 30, 2012 COMPARED TO JUNE 30, 2011
	INCREASE (DECREASE)
(000s omitted)	DUE TO
		YIELD/
	VOLUME	RATE	TOTAL
Taxable securities	$126	$(89)	$37
Tax-exempt securities (1)	(39)	(1)	(40)
Federal funds sold	(11)	8	(3)
Total loans (1)	(83)	(435)	(518)
Loans held for sale	3	(2)	1

Total earning assets	(4)	(519)	(523)

Interest bearing demand deposits	0	(1)	(1)
Savings deposits	1	(1)	0
Time CD’s $100,000 and over	(193)	(165)	(358)
Other time deposits	(56)	(65)	(121)
Other borrowings	(8)	21	13

Total interest bearing liabilities	(256)	(211)	(467)

Net Interest Income	$252	$(308)	$(56)

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

As indicated in Table 2, for the six months ended June 30, 2012, the Corporation’s net interest margin as a percentage of average assets (with consideration of full tax equivalency) was 3.90% compared with 3.76% for the same period in 2011. The increase in net interest margin is the result of the downward re-pricing on interest bearing assets which was offset by the decreases in rates paid on interest bearing liabilities when comparing the six month period ended June 30, 2012 to the six month period ended June 30, 2011.

Average earning assets decreased 3.1% or $8,358,000 comparing the first six months of 2012 to the same time period in 2011. Loans, the highest yielding component of earning assets, represented 76.5% of earning assets in 2012 compared to 74.9% in 2011. Average interest bearing liabilities decreased 7.2% or $16,625,000 comparing the first six months of 2012 to the same time period in 2011. Non-interest bearing deposits amounted to 26.3% of average earning assets in the first six months of 2012 compared with 21.9% in the same time period of 2011.

Net interest income (displayed with consideration of full tax equivalency), average balance sheet amounts, and the corresponding yields for the three months ended June 30, 2012 and 2011 are shown in Table 3. Net interest income for the three months ended June 30, 2012 was $2,525,000, an increase of $20,000, or 0.8%, from the same period in 2011. Net interest margin increased as a result of decreases in investment portfolio yields and loan portfolio yields being offset by continuing downward re-pricing of interest bearing liabilities and a higher proportion of funding being provided by non-rate bearing funds.

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

Table 2 Average Balance and Rates

	SIX MONTHS ENDED JUNE 30,
	2012			2011
(000s omitted)(Annualized)	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Securities:
U.S. Treasury and government Agencies	$55,061	$631	2.30%	$44,650	$594	2.68%
State and Political (1)	2,878	88	6.15%	4,130	127	6.20%
Other	2,742	23	1.69%	2,846	24	1.70%

Total Securities	60,681	742	2.46%	51,626	745	2.91%
Fed Funds Sold	0	19	0.00%	15,457	22	0.29%
Loans:
Commercial	145,593	4,038	5.58%	152,546	4,430	5.86%
Tax Free (1)	1,486	48	6.50%	1,898	62	6.59%
Real Estate-Mortgage	27,203	656	4.85%	19,499	578	5.98%
Consumer	25,404	702	5.56%	27,853	798	5.78%

Total loans	199,686	5,444	5.48%	201,796	5,868	5.86

Loans Held for Sale	697	14	4.04%	543	13	4.95%

TOTAL EARNING ASSETS	$261,064	$6,219	4.79%	$269,421	$6,648	4.98%

Cash Due from Banks	26,377			21,542
Allowance for Loan Losses	(7,707)			(9,645)
Assets of discontinued operations	0			20,277
All Other Assets	20,923			26,142

TOTAL ASSETS	$300,657			$327,738

LIABILITIES & STOCKHOLDERS’ EQUITY:
Deposits:
Interest Bearing – DDA	$47,690	$27	0.11%	$47,044	$28	0.12%
Savings Deposits	69,841	31	0.09%	68,128	31	0.09%
Time CD’s $100,000 and Over	32,120	463	2.90%	43,858	822	3.78%
Other Time CD’s	49,254	374	1.53%	56,005	495	1.78%

Total Interest Bearing Deposits	198,905	895	0.90%	215,035	1,376	1.29%
Other Borrowings	14,915	266	3.59%	15,410	252	3.30%

INTEREST BEARING LIABILITIES	$213,820	1,161	1.09%	$230,445	1,628	1.42%

Non-Interest bearing – DDA	68,700			58,649
Liabilities of discontinued operations	0			18,608
All Other Liabilities	3,359			3,180
Stockholders’ Equity	14,778			16,856

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$300,657			$327,738

Net Interest Rate Spread			3.69%			3.54%

Net Interest Income /Margin		$5,058	3.90%		$5,115	3.76%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED JUNE 30,
	2012			2011
(000s omitted)(Annualized)	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Securities:
U.S. Treasury and government Agencies	$56,358	$323	2.31%	$44,035	$326	2.97%
State and Political (1)	2,794	42	6.05%	3,912	59	6.05%
Other	2,705	11	1.64%	2,573	13	2.03%

Total Securities	61,857	376	2.44%	50,520	398	3.16%
Fed Funds Sold	0	11	0.00%	8,253	13	0.63%
Loans:
Commercial	143,314	1,987	5.58%	132,461	2,139	6.48%
Tax Free (1)	1,437	23	6.44%	1,795	29	6.48%
Real Estate-Mortgage	28,313	336	4.77%	18,654	287	6.17%
Consumer	24,935	342	5.52%	24,026	393	6.56%

Total loans	197,999	2,688	5.46%	176,936	2,848	6.46%

Loans Held for Sale	646	6	3.74%	450	5	4.46%

TOTAL EARNING ASSETS	$260,502	$3,081	4.76%	$236,159	$3,264	5.54%

Cash Due from Banks	24,231			17,241
Allowance for Loan Losses	(7,740)			(9,164)
Assets of discontinued operations	0			40,052
All Other Assets	21,017			21,890

TOTAL ASSETS	$298,010			$306,179

LIABILITIES & STOCKHOLDERS’ EQUITY:
Deposits:
Interest Bearing – DDA	$46,516	$14	0.12%	$34,877	$14	0.16%
Savings Deposits	71,703	16	0.09%	64,996	15	0.09%
Time CD’s $100,000 and Over	27,981	197	2.83%	34,391	389	4.54%
Other Time CD’s	48,214	174	1.45%	45,906	236	2.06%

Total Interest Bearing Deposits	194,414	401	0.83%	180,170	654	1.46%
Other Borrowings	14,907	133	3.59%	15,464	126	3.27%

INTEREST BEARING LIABILITIES	$209,321	534	1.03%	$195,634	780	1.60%

Non-Interest bearing – DDA	70,891			55,668
Liabilities of discontinued operations	0			34,991
All Other Liabilities	3,386			2,832
Stockholders’ Equity	14,412			17,053

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$298,010			$306,178

Net Interest Rate Spread			3.73%			3.94%

Net Interest Income /Margin		$2,547	3.93%		$2,484	4.22%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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

Rolling eight quarter periods of historical charge off experience is considered when calculating the current required level of the allowance for loan losses. The amount of the allowance for loan losses specifically allocated to impaired loans decreased by $434,000 during the second quarter as a result of improvements in credit quality and stabilization of the collateral supporting loans. For the six month period, ended June 30, 2012, the amount of the allowance for loan losses specifically allocated to impaired loans decreased by $942,000. The provision for loan losses has begun to decline as collateral values and credit quality have begun to show improvement.

At June 30, 2012, the allowance was $7,083,000 or 3.43% of total loans compared to $8,164,000, or 3.97%, at December 31, 2011, a decrease of $1,081,000 during the first six months of 2012. Non performing loan levels, discussed below, decreased during the period while net charge-offs decreased to $2,024,000 during the first six months of 2012 compared to $3,721,000 during the first six months of 2011. A majority of the charge-offs recorded during the six month period ended June 30, 2012 related to loans for which specific allocations were recorded at December 31, 2011. Continuing declines in appraised values of properties in Michigan, along with additional loans migrating to watch status due to economic conditions, have contributed to the ongoing elevated level of provision for loan losses. The application of historical loss rates to the current portfolio has the potential to be a lagging indicator and management evaluates whether these allocations should be adjusted. While asset quality is improving, the use of historical loss rates in estimating the required level of allowance for loan losses continues to provide a lagging indicator of the required level of provision for estimated future loan losses.

Table 4 below summarizes loan losses and recoveries for the first six months of 2012 and 2011. During the first six months of 2012, the Corporation experienced net charge-offs of $2,024,000 or 0.98% of gross loans compared with net charge-offs of $3,721,000 or 1.86% of gross loans in the first six months of 2011. The provision for loan loss was $943,000 in the first six months of 2012 and $1,525,000 for the same time period in 2011.

Table 4 Analysis of the Allowance for Loan Losses

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance January 1, 2012	$891	$5,759	$476	$215	$482	$341	$8,164
Provision for loan losses	197	895	164	(57)	44	(300)	943
Loans charged off	(551)	(1,235)	(209)	(18)	(148)	0	(2,161)
Loan recoveries	30	78	2	11	16	0	137

Balance June 30, 2012	$567	$5,497	$433	$151	$394	$41	$7,083

Net charge offs to gross loans	1.24%	1.04%	0.72%	0.63%			0.98%

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance January 1, 2011	$871	$9,155	$411	$233	$508	$46	$11,224
Provision for loan losses	293	699	(13)	43	188	315	1,525
Loans charged off	(136)	(3,766)	(11)	(57)	(98)	0	(4,068)
Loan recoveries	21	196	1	12	17	0	247

Balance June 30, 2011	$1,049	$6,284	$388	$231	$615	$361	$8,928

Net charge offs to gross loans	0.34%	3.00%	0.04%	0.48%			1.86%

Non-Interest Income

Non-interest income increased during the six months ended June 30, 2012 as compared to the same period in 2011. Overall non-interest income was $1,306,000 for the three months ended June 30, 2012 compared to $1,189,000 for the same period in 2011. This represents an increase of 9.8%. On a year to date basis, non-interest income at June 30, 2012 was $2,642,000 compared with $2,512,000 at June 30, 2011; an increase of 5.2%.

Service charges on deposit accounts are approximately 18.5% of non-interest income for the three months ended June 30, 2012. These fees were $225,000 in the second quarter of 2012, compared to $290,000 for the same period of 2011. This represents a decrease of 22.4% from year to year in NSF charges collected. On a year to date basis, service charges on deposit accounts, decreased 22.9% to $452,000 at June 30, 2012.

Trust, investment and financial planning services income increased $63,000 or 27.4% in the second quarter of 2012 compared to the same period in the prior year. The increase is attributable to changes in market value, and volume of assets under management, which resulted in higher fee income. On a year to date basis, trust and wealth management income has decreased 1.2% compared to 2011.

Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market increased by $122,000 or 393.5% to $153,000 in the second quarter of 2012 compared to $31,000 for the same period in 2011. This was due to decreases in market rates, which resulted in additional volume of loans repricing, resulting in an increase of loans sold into the secondary market. On a year to date basis, the gain on the sale of mortgage loans has increased 272.7% when compared to the first six months of 2011. The Corporation sells the majority of the mortgage loans originated in the secondary market on a servicing released basis.

Other operating income decreased by $3,000 or 0.5% in the second quarter of 2012 compared to the same time period in 2011. The decreases consist of decreased interchange income from debit cards, a decrease in gain on sale of real estate owned, and decreases in charges related to providing support services to other banks. On a year to date basis, other operating income decreased $13,000 or 1.0%. The reduction was mainly due to decreases in charges related to providing support services to other banks. This was partially offset by increases in debit card income.

Non-Interest Expense

Total non-interest expense increased 6.2% to $3,607,000 in the three months ended June 30, 2012, compared with $3,397,000 in the same period of 2011. The increase is comprised of increases in FDIC assessment, other losses and other operating expenses. These were partially offset by decreases in salaries and benefits, occupancy, furniture and equipment, loans and collection and legal expenses. For the six month period ended June 30, 2012, total non-interest expense increased $595,000 due primarily to FDIC assessment costs remaining elevated, other losses and other operating expenses. These were partially offset by decreases in building repairs and maintenance, and loan and collection expenses.

Salary and benefit costs, the Corporation’s largest non-interest expense category, were $1,608,000 in the second quarter of 2012, compared with $1,623,000, for a decrease of $15,000 or 0.9%, over the same time period in 2011. For the six months ended June 30, 2012, salary and benefit costs were $3,332,000, compared with $3,296,000 for the same time period in 2011. This increase of 1.1% or $36,000 was related to higher salary expense related to commission payments and higher payroll taxes as the unemployment expense rate returned to prior year levels.

Occupancy expenses, at $265,000, were reduced in the three months ended June 30, 2012 compared to the same period in 2011 with a decrease of $11,000 or 4.0%. Decreases of occupancy expenses were in property insurance, depreciation, utility costs and reductions in building repairs and maintenance, mostly associated with the sale of a bank facility and consolidation of operations. For the six month period ended June 30, 2012, occupancy expenses were $534,000, compared to $560,000 for the same time period in 2011. This represents a decrease of 4.6%. For the six month period ended June 30, 2012, the decrease in occupancy expenses were related to reductions in property insurance, depreciation, utility costs and reductions in building repairs and maintenance, mostly associated with the sale of a bank facility and consolidation of operations.

During the three months ended June 30, 2012, furniture and equipment expenses were $274,000 compared to $278,000 for the same period in 2011, a decrease of 1.4%. The decrease was due to lower equipment rental expense which was nearly offset by increases in furniture and equipment and purchases expense in the second quarter of 2012. For the six month period ended June 30, 2012, furniture and equipment expenses were $527,000 compared to $570,000 for the same period in 2011. This represents a decrease of 7.5% for the six month period comparison and is mainly related to decreases in depreciation and equipment rental expenses.

Loan and collection expenses, at $171,000, were down $101,000 or 37.1% during the three months ended June 30, 2012 compared to the same time period in 2011. The decrease was related to lower write downs and lower expenses related to other real estate owned, primarily in the form of property taxes and property maintenance and expenses. For the six month period ended June 30, 2012, loan and collection expenses totaled $321,000 compared to $433,000 for the same period in 2011. This represents a decrease of 25.9%. The decrease during the six month period was also related to decreases in other real estate owned expenses.

Advertising expenses increased $3,000 for the three months ended June 30, 2012 compared to the same period in 2011. For the three months ended June 30, 2012, advertising expenses were $47,000 compared to $44,000 for the same period in 2011. The Corporation has continued advertising campaigns with the goal of attracting new customers for lending and deposit products, while also strengthening our presence in local communities through sponsorship of community events. For the six month period ended June 30, 2012, advertising expenses totaled $77,000, compared to $63,000 for the same time in 2011. This is an increase of 22.2%.

Other operating expenses were $1,242,000 in the three months ended June 30, 2012 compared to $904,000 in the same time period in 2011, an increase of $338,000 or 37.4%. Increases year over year include FDIC assessments remaining elevated, a single cashier’s check loss of $271,000, other operating expense of $175,000 related to the repurchase of previously sold mortgages and an increase in the accrual for audit and tax services. These increases were partially offset by a decrease in legal expenses year over year. In the six months ended June 30, 2012, other operating expenses were $2,639,000 compared to $1,913,000 in the same time period in 2011, an increase of $726,000 or 38.0%.

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

The Corporation’s total assets were $297,871,000 at June 30, 2012 compared to total assets of $298,861,000 at December 31, 2011. Loans comprised 69.4% of total assets at June 30, 2012 compared to 68.9% at December 31, 2011. Loans increased $1,013,000 during the first six months of 2012. During the second quarter of 2012, the Bank purchased $10,500,000 of performing commercial loans from an outside institution. The purchase is anticipated to enhance interest income in the loan portfolio.

Bank premises and equipment increased $128,000 to $10,330,000 at June 30, 2012 compared to $10,202,000 at December 31, 2011. This was the result of the purchase of software licenses to support technological initiatives.

Other real estate owned increased $938,000 to $2,887,000 at June 30, 2012 compared to $1,949,000 at December 31, 2012. This was the result of the addition of eight properties, which totaled $1,522,000 and the sale of eight properties which provided proceeds of $544,000. In addition, two properties were written down a total of $12,000. The sale of properties has a loss on sale of $28,000 during the six month period ended June 30, 2012.

Other assets decreased $150,000 when comparing June 30, 2012 to December 31, 2011. The change is attributable to an increase in real estate in redemption, cash surrender value of bank owned life insurance, and interest receivable. These were partially offset by decreases in repossessions and prepaid expenses.

On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 26.7% at June 30, 2012 and 23.6% at December 31, 2011. Interest bearing deposit liabilities totaled $194,396,000 at June 30, 2012 compared to $203,168,000 at December 31, 2011. Total deposits decreased $655,000 with non-interest bearing demand deposits increasing $8,117,000 and interest bearing deposits decreasing $8,772,000. FHLB advances decreased $32,000 when comparing the two periods as a result of the annual payment. Other liabilities increased $11,000 from December 31, 2011 to June 30, 2012.

Non-Performing Assets

Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure or deed-in-lieu of foreclosure. Table 5 reflects the levels of these assets at June 30, 2012 and December 31, 2011.

Total non-performing assets decreased $1,025,000 at June 30, 2012 as compared to December 31, 2011. Total non-performing loans decreased by $4,731,000 at June 30, 2012 as compared to December 31,

2011. Loans past due over 90 days and still accruing interest decreased $389,000 during the first six months of 2012. Non-accrual loans decreased $4,322,000 when comparing June 30, 2012 to December 31, 2011. Included in non-accrual loans are $6,909,000 and $8,128,000 of modified loans which have not been returned to accrual status at June 30, 2012 and December 31, 2011, respectively.

Modified loans presented in Table 5 are comprised of loans which have performed since modification and have been returned to accrual status. Modified loans increased $2,683,000 to $9,560,000 at June 30, 2012 compared to $6,877,000 at December 31, 2011. Modified loans are loans for which concessions have been granted to the borrower based on their individual financial situation. These concessions may include modifications to the interest rate, term of the loan or forgiveness of principal or interest.

Other non-performing assets increased $1,023,000 in of the first six months of 2012. Other Real Estate owned totaled $2,887,000 at June 30, 2012 compared to $1,949,000 at December 31, 2011. Other Real Estate in Redemption increased to $308,000 from $223,000 at December 31, 2011. The Other Real Estate Owned in Redemption balance is comprised of two commercial properties and one residential property.

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

Table 5 - Non-Performing Assets and Past Due Loans

	June 30,	December 31,
(000s omitted)	2012	2011
Non-Performing Loans:
Loans past due 90 days or more & still accruing	$99	$488
Non-accrual loans	12,755	17,097

Total non-performing loans	12,854	17,585

Modified loans	9,560	6,877

Total modified loans	9,560	6,877

Other non-performing assets:
Other real estate	2,887	1,949
Other real estate owned in redemption	308	223

Total other non-performing assets	3,195	2,172

Total Non-Performing assets	$25,609	$26,634

Non-performing loans as a % of total loans	6.22%	8.55%
Non-performing assets as a % of total loans and other real estate	12.39%	12.82%
Allowance for loan losses as a % of non-performing loans	55.10%	46.43%
Accruing loans past due 90 days or more to total loans	0.05%	0.24%
Non-performing assets as a % of total assets	8.59%	8.91%

While total non performing assets decreased from December 31, 2011 to June 30, 2012, the ratio of the allowance for loan losses to non-performing loans increased. This was the result of loans that had previously been specifically reserved for in the allowance for loan losses, and were charged down during the first quarter, thus effectively reducing the amount of available funds remaining versus total non-performing assets.

Certain portions of the Corporation’s non-performing loans included in Table 5 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or monitor are also analyzed for possible impairment. Impairment losses are believed to be appropriately covered by the allowance for loan losses.

The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Interest accrued but not collected is reversed against income for the current quarter when a loan is placed on non-accrual status. At June 30, 2012, there was one loan past due 90 days or more and still accruing, with a balance of $99,000. Management is not aware of any loans that have not been moved to non-accrual or not been reclassified to troubled debt restructures at June 30, 2012. The potential, however, remains that a borrower may become financially distressed in the future and management may place that loan into non-accrual, but this is difficult to predict.

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank’s deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, other liabilities and stockholders’ equity) provided primarily all funding needs in the first six months of 2012. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

A source of liquidity that is no longer available to the Bank is brokered deposits. Brokered deposits totaled approximately $6,015,000 at June 30, 2012 and $11,015,000 at December 31, 2011. As The State Bank is considered adequately capitalized at June 30, 2012, it is precluded, under prompt corrective action guidelines, from issuing or renewing brokered deposits. Management anticipates repayment of brokered deposits as they mature using fed funds and cash on hand.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $2,112,000 since December 31, 2011 due to payment received from the available for sale investment portfolio along with the maturity of held to maturity investments. During the first quarter of 2012, the Corporation sold one private label security at a gross loss of $178,000. Simultaneously four additional securities were sold at a total gain of $191,000. The Corporation has re-invested some of the funds as well as funds from the call and maturities of these securities back into the securities portfolio to increase yield and manage the asset ratios on the balance sheet. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

In April 2009, the Corporation, in order to maintain liquidity at the holding company, provided notice to each of The Bank of New York and Wilmington Trust Company, the trustees of the Corporation’s junior subordinated debt securities due 2033 (“Fentura Trust I”), and junior subordinated debt securities due 2035 (“Fentura Trust II”), respectively, that the Corporation was exercising its right to defer interest payments for each of the interest payment dates of June 15, 2009, as to the Fentura Trust I, and May 23, 2009, as to the Fentura Trust II to June 15, 2014 and May 23, 2014, respectively, unless the Corporation subsequently gives notice that it has elected to shorten such deferral period. The Corporation has the ability under each of the trust indentures to defer interest payments for up to twenty consecutive quarterly periods (five years), so long as the Corporation is not in default, as defined in the respective indentures. The Corporation is not in default under either of the indentures. Interest on the debt securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period. The total then-estimated annual interest that was payable on the debt securities, if not deferred, was approximately $1,696,000, based on variable rates at the time of deferral. Management believes the Corporation’s liquidity position remains stable as the operating expenses of the Corporation are stable.

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

The Corporation had cash used by financing activities resulting primarily from the decrease of $655,000 of deposits from December 31, 2011. Cash used in investing activities was $1,835,000 in first six months of 2012 compared to $92,968,000 in first six months of 2011. The change in investing activities was due to the sale of a subsidiary bank.

Capital Resources

Management closely monitors bank capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “well capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 10%, 6%, and 5%, respectively. At June 30, 2012 the subsidiary Bank maintained adequately capitalized leverage requirements as defined by federal law; however the Bank was not in compliance with the capital requirements prescribed by the Consent Order.

Total stockholders’ equity decreased 2.1% to $14,346,000 at June 30, 2012 compared with $14,660,000 at December 31, 2011. The decrease was due to the net loss in the first six months of 2012, partially offset by a downstream of $250,000 from the Parent. The Corporation’s equity to asset ratio was 4.8% at June 30, 2012 and 4.9% at December 31, 2011.

As indicated on the balance sheet at December 31, 2011, the Corporation had accumulated other comprehensive income of $23,000 compared to accumulated other comprehensive income at June 30, 2012 of $225,000. The fluctuation in the position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio along with the sale of the private label CMO during the first quarter.

The information on the Corporation’s capital resources is contained on pages 45 through 48 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 is incorporated herein by reference.

Regulatory Orders

In January 2010, The State Bank entered into a Consent Order with federal and state banking regulators that contain provisions to foster improvement in The State Bank’s earnings, lower nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At June 30, 2012, The State Bank had a Tier 1 capital to average assets ratio of 8.1% and a total capital to risk-weighted assets ratio of 12.2%.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at:

(000s omitted)	June 30, 2012	December 31, 2011
Commitments to make loans (at market rates)	$14,995	$5,725
Unused lines of credit and letters of credit	28,804	28,420

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 70 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first six months of 2012, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2012 compared to 2011.

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

An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 6 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of June 30, 2012, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 6	GAP Analysis
(000s omitted)	June 30, 2012
	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total
Earning Assets:
Securities	$10,807	$17,508	$24,795	$6,428	$59,538
Loans	35,428	40,297	91,793	39,056	206,574
Loans held for sale	309	0	0	0	309
FHLB stock	661	0	0	0	661

Total earning assets	$47,205	$57,805	$116,588	$45,484	$267,082

Interest bearing liabilities:
Interest bearing demand deposits	$47,201	$0	$0	$0	$47,201
Savings deposits	72,737	0	0	0	72,737
Time deposits less than $100,000	7,596	20,881	18,989	67	47,533
Time deposits greater than $100,000	5,863	10,474	10,588	0	26,925
Other borrowings	0	35	856	0	891
Subordinated debentures	14,000	0	0	0	14,000

Total interest bearing liabilities	$147,397	31,390	$30,433	$67	$209,287

Interest rate sensitivity GAP	($100,192)	$26,415	$86,155	$45,417	$57,795
Cumulative interest rate sensitivity GAP	($100,192)	($73,777)	$12,378	$57,795
Interest rate sensitivity GAP	0.32	1.84	3.83	678.87
Cumulative interest rate sensitivity GAP ratio	0.32	0.59	1.06	1.28

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

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-Q was being prepared.

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. - None

Item 1A.	Risk Factors – This item is not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. - None

Item 4.	Mine Safety Disclosures - None

Item 5.	Other Information. – None

Item 6.	Exhibits.

(a)	Exhibits

10.1	Amended and restated supplemental executive retirement plan with Daniel J. Wollschlager (Incorporated by reference from Form 8-K filed on May 2, 2010)

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fentura Financial, Inc.

Dated: August 3, 2012	/s/ Ronald L. Justice
Ronald L. Justice
President and CEO

Dated: August 3, 2012	/s/ James W. Distelrath
James W. Distelrath
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Amended and restated supplemental executive retirement plan with Daniel J. Wollschlager (Incorporated by reference from Form 8-K filed on May 2, 2010)

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.