Form 10-Q
period 2012-09-30
FENTURA FINANCIAL INC
filed 2012-11-14
CIK 919865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: September 30, 2012

Class — Common Stock                  Shares Outstanding — 2,444,161

Fentura Financial, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FENTURA FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(000s omitted except share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$42,768	$18,634
Securities:
Securities available for sale	48,459	58,687
Securities held to maturity	2,692	2,963

Total securities	51,151	61,650
Loans held for sale	939	123
Loans:
Commercial	38,899	33,956
Commercial real estate	105,715	118,984
Residential real estate	28,745	26,829
Consumer	23,303	25,998

Total loans	196,662	205,767
Less: Allowance for loan losses	(6,267)	(8,164)

Net loans	190,395	197,603
Bank owned life insurance	6,044	5,941
Bank premises and equipment	10,270	10,202
Federal Home Loan Bank stock	661	661
Accrued interest receivable	1,238	1,039
Other real estate owned	2,704	1,949
Other assets	331	1,059

Total assets	$306,501	$298,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$70,293	$62,713
Interest bearing	202,086	203,168

Total deposits	272,379	265,881
Federal Home Loan Bank advance	891	923
Subordinated debentures	14,000	14,000
Accrued taxes, interest and other liabilities	3,376	3,397

Total liabilities	290,646	284,201

Stockholders’ equity
Common stock – no par value, 5,000,000 shares authorized 2,444,161 shares issued and outstanding at September 30, 2012 (2,388,225 at December 31, 2011)	43,310	43,191
Accumulated deficit	(27,743)	(28,554)
Accumulated other comprehensive income	288	23

Total stockholders’ equity	15,855	14,660

Total liabilities and stockholders’ equity	$306,501	$298,861

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(000s omitted except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$2,814	$2,890	$8,256	$8,865
Interest and dividends on securities:
Taxable	251	388	905	1,006
Tax-exempt	27	35	86	119
Interest on federal funds sold	3	8	22	30

Total interest income	3,095	3,321	9,269	10,020
Interest expense
Deposits	336	569	1,232	1,945
Borrowings	54	126	319	378

Total interest expense	390	695	1,551	2,323

Net interest income	2,705	2,626	7,718	7,697
Provision for loan losses	(850)	1,017	92	2,542

Net interest income after provision for loan losses	3,555	1,609	7,626	5,155
Non-interest income
Service charges on deposit accounts	264	319	762	904
Trust and investment services income	346	224	858	742
Gain on sale of mortgage loans	204	97	572	195
Gain on sale of fixed assets	0	349	0	349
Gain on sale of securities	116	0	134	5
Other income and fees	398	601	1,316	1,907

Total non-interest income	1,328	1,590	3,642	4,102
Non-interest expense
Salaries and employee benefits	1,544	1,789	4,875	5,084
Occupancy	277	289	811	848
Furniture and equipment	267	237	794	806
Loan and collection	412	393	732	826
Advertising and promotional	41	36	119	99
Other operating expenses	939	1,009	3,250	2,922

Total non-interest expense	3,480	3,753	10,581	10,585

Income (loss) from continuing operations before income tax	1,403	(554)	687	(1,328)
Federal income tax (expense) benefit	0	145	(124)	(222)

Net income (loss) from continuing operations	$1,403	$(699)	$811	$(1,106)
Discontinued operations, net of tax
Net income from discontinued operations	0	0	0	5
Gain from sale of discontinued operations	0	0	0	469

Net income from discontinued operations	0	0	0	474

Net income (loss)	$1,403	$(699)	$811	$(632)

Net income (loss) per share from continuing operations
Basic and diluted	$0.58	$(0.30)	$0.34	$(0.48)

Net income per share from discontinued operations
Basic and diluted	$0.00	$0.00	$0.00	$0.21

Net income (loss) per share
Basic and diluted	$0.58	$(0.30)	$0.34	$(0.27)

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(000s omitted except share and per share data)

	Nine Months Ended
	September 30,
	2012	2011
Common Stock
Balance, beginning of period	$43,191	$43,036
Issuance of shares under
Director stock purchase plan and dividend reinvestment program (55,936 and 58,492 shares)	119	110

Balance, end of period	43,310	43,146

Accumulated Deficit
Balance, beginning of period	(28,554)	(27,042)
Net income (loss)	811	(632)

Balance, end of period	(27,743)	(27,674)

Accumulated Other Comprehensive Income
Balance, beginning of period	23	61
Change in unrealized gain on securities, net of tax	265	147

Balance, end of period	288	208

Total stockholders’ equity	$15,855	$15,680

See accompanying notes to consolidated financial statements.

FENTURA FINANCIAL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(000s omitted)	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$811	$(632)
Adjustments to reconcile net (loss) income to cash Provided by operating activities:
Depreciation	498	520
Amortization and accretion	(490)	(227)
Provision for loan losses	92	2,542
Loans originated for sale	30,018	(12,133)
Proceeds from the sale of loans	(30,262)	12,689
Gain on sales of loans	(572)	(195)
Loss (gain) on other real estate owned	25	(30)
Write downs on other real estate owned	12	520
Gain on sale of fixed assets	0	(349)
Net gain on sale of securities	(134)	(5)
Net earnings from bank owned life insurance	(103)	(106)
Net decrease in interest receivable & other assets	530	1,173
Net increase (decrease) in interest payable & other liabilities	(22)	544
Net change in discontinued operations operating activities	0	9,995

Total Adjustments	(408)	14,938

Net cash provided by operating activities	403	14,306

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from maturities of securities – HTM	271	925
Proceeds from maturities of securities – AFS	9,511	4,784
Proceeds from calls of securities – AFS	6,150	4,000
Proceeds from sales of securities – AFS	13,991	2,024
Purchases of securities – AFS	(18,535)	(32,380)
Proceeds from sale of bank subsidiary	0	711
Origination of loans, net of principal repayments	16,066	6,172
Repurchase of FHLB stock	0	79
Acquisition of loans	(10,531)	0
Sales of other real estate owned	788	2,773
Acquisition of premises and equipment, net	(566)	(140)
Net change in discontinued operations investing activities	0	93,229

Net cash provided by investing activities	17,145	82,177
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	6,498	(3,712)
Net decrease in short term borrowings	0	(232)
Net proceeds from stock issuance	120	110
Repayment of FHLB advances	(32)	(31)
Net change in discontinued operations financing activities	0	(103,942)

Net cash provided by (used in) financing activities	6,586	(107,807)

Net change in cash and cash equivalents	$24,134	$(11,324)

Cash and cash equivalents – Beginning	$18,634	$33,492

Cash and cash equivalents – Ending	$42,768	$22,168

Cash paid for:
Interest	$1,299	$2,024
Income taxes	$5	$232
Non-cash Disclosures:
Transfers from loans to other real estate	$1,522	$1,822
Loans provided for sales of other real estate	$58	$0

See accompanying notes to consolidated financial statements.

FENTURA FINANICIAL, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(000s omitted)	2012	2011	2012	2011
Net (loss) income	$1,403	$(699)	$811	$(632)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for net gains included in income	116	0	134	5
Unrealized holding (losses) gains related to available-for-sale securities arising during period	(53)	(82)	131	139

Other comprehensive income (loss), net of tax	63	(82)	265	144

Comprehensive income (loss)	$1,466	$(781)	$1,076	$(488)

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

Financial statements are presented with discontinued operations sequestered on the balance sheet, statement of operations and statement of cash flows, as applicable. The presentations have been updated for September 30, 2011 to reflect the discontinued operations results to the extent applicable (see Note 8).

During the third quarter of 2011 management decided the Corporation no longer intended to dispose of the residual assets remaining from the sale of West Michigan Community Bank. As a result of the change in intent, amounts and results of operations for the three and nine month periods ended September 30, 2011, as well as balance sheet data as of September 30, 2011 reflect this change in intent.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2011.

NOTE 1 – BASIS OF PRESENTATION (continued)

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segments and is based on the actual loss history experienced by the Corporation. Various rolling periods of historical charge off experience are considered when calculating the current required level of the allowance for loan losses. This includes 4, 8, 12 and 16 quarter un-weighted periods as well as a 12 quarter rolling average with

NOTE 1 – BASIS OF PRESENTATION (continued)

higher weight being placed on the more recent quarters. These analyses are reviewed and a range of values for the reserve is established. This represents a change in assumption from the prior quarter when a simple 8 quarter rolling average loss history was used. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial, commercial real estate, residential mortgage, installment loans and home equity loans.

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

NOTE 1 – BASIS OF PRESENTATION (continued)

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

The following table summarizes stock option activity:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	13,786	$29.60
Options forfeited during 2012	(2,670)	23.23

Options outstanding and exercisable at September 30, 2012	11,116	$31.13	1.31	$0

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	18,872	$29.32
Options forfeited during 2011	(5,086)	28.57

Options outstanding and exercisable at December 31, 2011	13,786	$29.60	1.73	$0

On February 24, 2011, the Corporation’s board of directors granted 25,000 Stock Appreciation Rights (“SARs”) to five executives. The terms of the Stock Appreciation Rights Agreements (the “SAR Agreements”) provide that the SARs will be paid in cash on one or two fixed dates, which are determined as certain performance conditions are met. The conditions include the Corporation’s wholly owned subsidiary, The State Bank, no longer being subject to terms, conditions and restrictions of the consent

NOTE 1 – BASIS OF PRESENTATION (continued)

order dated December 31, 2009 (the “Consent Order”) and the Corporation no longer being subject to terms, conditions and restrictions of the agreement between the Corporation and the Federal Reserve Board, which was effective November 4, 2010 (the “FRB Agreement”). The first payment date under the agreement is the later of February 24, 2014, the date on which the State Bank is no longer subject to the terms, conditions and restrictions of the Consent Order, and the date on which the Corporation is no longer subject to the terms, conditions and restrictions of the FRB Agreement. On the first SAR payment date a participant shall receive an amount equal to the product of the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock over $2.00. If the first SAR payment date does not occur prior to February 24, 2016, then the SARs shall be cancelled without any payment to the participant. If the first SAR payment date occurs prior to February 24, 2016, then the second SAR payment date shall be February 24, 2016. On the second payment date a participant shall receive an amount equal to the number of stock appreciation rights granted and the excess of the fair market value of one share of the Corporation’s common stock on the second SAR payment date over the value of one share of the Corporation’s common stock on the first SAR payment date. If the fair market value of one share of the Corporation’s common stock on the second SAR payment date does not exceed the fair market value of one share of the Corporation’s common stock on the first SAR payment date, then no payment shall be made to the participant on the second SAR payment date. There were 20,000 SAR’s outstanding at September 30, 2012 as a result of this issuance as 5,000 SAR’s were forfeited during the first quarter of 2012 as a result of one of the executive’s departure.

On March 13, 2012, the Corporation’s board of directors granted 10,000 Stock Appreciation Rights to a new executive officer. The terms of this Stock Appreciation Rights Agreement is the same as those previously discussed except that the first and second payment dates are March 12, 2015 and March 13, 2017, respectively.

On May 14, 2012, the Corporation’s board of directors granted 5,000 Stock Appreciation Rights to a new executive officer. The terms of this Stock Appreciation Rights Agreement is the same as those previously discussed except that the first and second payment dates are May 14, 2015 and May 14, 2017, respectively. As a result of all issuances, 35,000 SARs were outstanding at September 30, 2012.

Generally accepted accounting principles require plans settled in cash to be accounted for as liabilities only when the liability is probable and reasonably estimable and to be re-measured at each reporting period. Management has determined that as of September 30, 2012, it is not probable that the performance criteria will be met and as such no liability for the compensatory element of the awards has been recorded in the consolidated financial statements.

Operating Segments: While the Corporation’s chief decision-makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – SECURITIES

Securities are as follows:

(000s omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
September 30, 2012
U.S. Government and federal agency	$4,993	$36	$0	$5,029
State and municipal	450	0	0	450
Mortgage-backed residential	12,428	292	0	12,720
Collateralized mortgage obligations-agencies	26,487	213	(83)	26,617
Collateralized mortgage obligations-private label	1,656	0	(75)	1,581
Equity securities	2,155	94	(187)	2,062

	$48,169	$635	$(345)	$48,459

December 31, 2011
U.S. Government and federal agency	$6,144	$23	$(2)	$6,165
Mortgage-backed residential	15,625	312	(15)	15,922
Collateralized mortgage obligations-agencies	31,002	457	(5)	31,454
Collateralized mortgage obligations-private label	3,725	0	(702)	3,023
Equity securities	2,155	100	(132)	2,123

	$58,651	$892	$(856)	$58,687

(000s omitted)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity
September 30, 2012
State and municipal	$2,692	$70	$0	$2,762

	$2,692	$70	$0	$2,762

December 31, 2011
State and municipal	$2,963	$90	$0	$3,053

	$2,963	$90	$0	$3,053

Contractual maturities of securities at September 30, 2012 were as follows. Securities not due at a single maturity date, mortgage-backed, collateralized mortgage obligations and equity securities are shown separately.

	Available for Sale		Held to Maturity
(000s omitted)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government and federal agency
Due in one year or less	$0	$0	$405	$409
Due from one to five years	450	450	1,431	1,450
Due from five to ten years	2,000	2,015	856	903
Due after ten years	2,993	3,014	0	0
Mortgage backed residential	12,428	12,720	0	0
Collateralized mortgage obligations-agencies	26,487	26,617	0	0
Collateralized mortgage obligations-private label	1,656	1,581	0	0
Equity securities	2,155	2,062	0	0

	$48,169	$48,459	$2,692	$2,762

NOTE 2 – SECURITIES (continued)

At September 30, 2012, one holding totaling $1,656,000 in a security issued by Bear Stearns exceeded 10% of stockholders’ equity. At December 31, 2011, two holdings totaling $3,023,000 in securities issued by Wells Fargo and Bear Stearns exceeded 10% of stockholders’ equity. The Corporation sold the Wells Fargo security during the first quarter of 2012.

Sales of available for sale securities, for the nine month periods, were as follows:

(000s omitted)	September 30, 2012	September 30, 2011
Proceeds	$13,991	$2,024
Gross gains	325	5
Gross losses	(191)	0

The cost basis used to determine the unrealized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Securities with unrealized losses are aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as follows:

September 30, 2012	Less than 12 months		12 months or more		Total
(000s omitted)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Collateralized mortgage obligations-agencies	$10,057	$(83)	$0	$0	$10,057	$(83)
Collateralized mortgage obligations-private label	0	0	1,581	(75)	1,581	(75)
Equity securities	0	0	728	(187)	728	(187)

Total temporarily impaired	$10,057	$(83)	$2,309	$(262)	$12,366	$(345)

December 31, 2011	Less than 12 months		12 months or more		Total
(000s omitted)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
US government and federal agencies	$0	$0	$1,498	$(2)	$1,498	$(2)
Mortgage-backed residential	6,766	(15)	0	0	6,766	(15)
Collateralized mortgage obligations-agencies	0	0	4,985	(5)	4,985	(5)
Collateralized mortgage obligations-private label	0	0	3,023	(702)	3,023	(702)
Equity securities	771	(128)	1	(4)	772	(132)

Total temporarily impaired	$7,537	$(143)	$9,507	$(713)	$17,044	$(856)

As of September 30, 2012, the Corporation’s security portfolio consisted of 75 securities, 7 of which were in an unrealized loss position. The majority of unrealized losses are related to the Corporation’s collateralized mortgage obligations (CMOs) and equity securities, as discussed below.

NOTE 2 – SECURITIES (continued)

Collateralized Mortgage Obligations

The decline in fair value of the Corporation’s private label collateralized mortgage obligation is primarily attributable to the lack of liquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security. The Standard and Poors rating held on the private label security is A-. The underlying collateral of this CMO is comprised largely of 1-4 family residences. In this security, the Corporation holds the senior tranche and receives payments before other tranches. For the private label security, management completes an analysis to review the recent performance of the mortgage pools underlying the instruments. At September 30, 2012, the private label security has an amortized cost of $1,656,000 and an unrealized loss of $75,000.

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

The Corporation has six agency collateralized mortgage obligations with an unrealized loss of $83,000. The decline in value is primarily due to changes in interest rates and other market conditions.

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

Additionally management considers the length of time the investments have been at an unrealized loss. At the end of the third quarter, management performed its review and determined that no other-than-temporary impairment was necessary on the equity securities in the portfolio during the third quarter.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In evaluating OTTI, management considers the factors presented in Note 1. At the end of the third quarter, management performed its review and determined that no other-than-temporary impairment was necessary in the securities portfolio during the third quarter.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major categories of loans are as follows:

(000s omitted)	September 30, 2012	December 31, 2011
Commercial	$38,899	$33,956
Commercial real estate	105,715	118,984
Residential real estate	28,745	26,829
Consumer	23,303	25,998

Total loans	196,662	205,767
Less allowance for loan losses	(6,267)	(8,164)

Net loans	$190,395	$197,603

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

Activity in the allowance for loan losses, by classification, for the three month periods ended September 30, 2012 and 2011 is as follows:

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance July 1, 2012	$570	$5,553	$433	$151	$395	$(19)	$7,083
Provision for loan losses	176	(1,769)	211	(14)	(18)	564	(850)
Loans charged off	(226)	(318)	(184)	(5)	(97)	0	(830)
Loan recoveries	24	833	1	4	2	0	864

Balance September 30, 2012	$544	$4,299	$461	$136	$282	$545	$6,267

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance July 1, 2011	$1,049	$6,284	$388	$231	$615	$361	$8,928
Provision for loan losses	(176)	1,053	206	459	(258)	(267)	1,017
Loans charged off	(67)	(752)	(8)	(55)	(20)	0	(902)
Loan recoveries	6	48	2	18	2	0	76

Balance September 30, 2011	$812	$6,633	$588	$653	$339	$94	$9,119

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses, by classification, for the nine month period ended September 30, 2012 and 2011 is as follows:

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance January 1, 2012	$892	$5,993	$501	$214	$475	$89	$8,164
Provision for loan losses	375	(1,059)	351	(69)	38	456	92
Loans charged off	(777)	(1,547)	(393)	(23)	(249)	0	(2,989)
Loan recoveries	54	912	2	14	18	0	1,000

Balance September 30, 2012	$544	$4,299	$461	$136	$282	$545	$6,267

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses
Balance January 1, 2011	$871	$9,155	$411	$233	$508	$46	$11,224
Provision for loan losses	117	1,769	193	502	(69)	30	2,542
Loans charged off	(203)	(4,517)	(19)	(112)	(118)	0	(4,969)
Loan recoveries	27	244	3	30	18	0	322

Balance September 30, 2011	$812	$6,651	$588	$653	$339	$76	$9,119

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at:

(000s omitted) September 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$131	$2,250	$130	$39	$70	$0	$2,620
Collectively evaluated for impairment	414	2,055	330	96	212	540	3,647

Total ending allowance balance	$545	$4,305	$460	$135	$282	$540	$6,267

Loans:
Loans individually evaluated for impairment	$1,467	$17,217	$1,141	$57	$345	$0	$20,227
Loans collectively evaluated for impairment	37,432	88,498	27,604	5,091	17,810	0	176,435

Total ending loans balance	38,899	105,715	28,745	5,148	18,155	0	196,662
Accrued interest receivable	138	296	88	17	72	0	611

Total recorded investment in loans	$39,037	$106,011	$28,833	$5,165	$18,227	$0	$197,273

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(000s omitted) December 31, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$714	$2,907	$201	$60	$275	$0	$4,157
Collectively evaluated for impairment	177	2,852	275	155	207	341	4,007

Total ending allowance balance	$891	$5,759	$476	$215	$482	$341	$8,164

Loans:
Loans individually evaluated for impairment	$3,823	$24,797	$844	$133	$494	$0	$30,091
Loans collectively evaluated for impairment	30,133	94,187	25,985	6,270	19,101	0	175,676

Total ending loans balance	$33,956	$118,984	$26,829	$6,403	$19,595	$0	$205,767
Accrued interest receivable	143	341	75	47	61	0	667

Total recorded investment in loans	$34,099	$119,325	$26,904	$6,450	$19,656	$0	$206,434

The following tables present loans individually evaluated for impairment by class of loans as of:

(000s omitted) September 30, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowances recorded:
Commercial	$1,849	$1,023	$0
Commercial real estate	12,609	8,548	0
Residential real estate	144	115	0
Consumer
Installment Loans	79	6	0
Home Equity	384	257	0
With an allowance recorded:
Commercial	519	521	131
Commercial real estate	9,027	8,933	2,250
Residential real estate	1,404	1,028	130
Consumer
Installment loans	51	51	39
Home equity	90	91	70

Total	$26,156	$20,573	$2,620

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(000s omitted) December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowances recorded:
Commercial	$2,280	$2,116	$0
Commercial real estate	16,275	11,302	0
Residential real estate	279	168	0
Consumer
Installment Loans	13	13	0
Home Equity	119	119	0
With an allowance recorded:
Commercial	1,903	1,715	714
Commercial real estate	15,814	13,532	2,907
Residential real estate	894	675	201
Consumer
Installment loans	121	121	60
Home equity	377	379	275

Total	$38,075	$30,140	$4,157

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment by class of loans for the nine month periods ended:

	September 30, 2012		September 30, 2011
(000s omitted)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowances recorded:
Commercial	$1,325	$29	$2,009	$71
Commercial real estate	10,111	327	12,773	109
Residential real estate	143	15	233	2
Consumer
Installment Loans	51	2	92	8
Home Equity	169	19	86	5
With an allowance recorded:
Commercial	1,302	21	947	36
Commercial real estate	10,470	272	18,340	560
Residential real estate	283	32	756	32
Consumer
Installment loans	76	3	213	6
Home equity	210	3	562	20

Total	$24,140	$723	$36,011	$849

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment by class of loans for the three month periods ended:

	September 30, 2012		September 30, 2011
(000s omitted)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowances recorded:
Commercial	$980	$9	$1,987	$37
Commercial real estate	11,844	280	12,462	45
Residential real estate	168	4	233	0
Consumer
Installment Loans	22	1	33	1
Home Equity	309	8	88	2
With an allowance recorded:
Commercial	527	17	832	11
Commercial real estate	8,284	182	18,955	209
Residential real estate	776	22	753	10
Consumer
Installment loans	53	2	210	2
Home equity	91	2	487	6

Total	$23,054	$527	$36,040	$323

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at:

September 30, 2012 (000s omitted)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	$1,828	$0
Commercial real estate	4,551	0
Residential real estate	637	0
Home Equity	0	0
Installment loans	5	0

Total	$7,021	$0

December 31, 2011 (000s omitted)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing (1)
Commercial	$2,837	$449
Commercial real estate	13,918	0
Residential real estate	241	0
Home Equity	88	39
Installment loans	13	0

Total	$17,097	$488

(1)-Includes accrued interest receivable of $6

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans at:

(000s omitted) September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due
Commercial	$260	$11	$1,103	$1,374
Commercial real estate	0	2	1,925	1,927
Residential real estate	0	0	248	248
Installment loans	0	0	5	5
Home Equity	43	0	0	43

Total	$303	$13	$3,281	$3,597

(000s omitted) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due (1)	Total Past Due
Commercial	$431	$14	$2,741	$3,186
Commercial real estate:	2,796	0	10,750	13,546
Residential real estate	0	0	198	198
Installment loans	3	1	51	55
Home Equity	73	0	85	158

Total	$3,303	$15	$13,825	$17,143

(1)	Includes interest receivable of $15.

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

The Corporation has identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying these loans as TDRs, the Corporation classified them as impaired. The Corporation’s recorded investment in TDRs at September 30, 2012 is $14,790,000, with a specific valuation allowance of $2,392,000. This is compared to $9,367,000, with a specific valuation allowance of $1,310,000, at September 30, 2011. This specific valuation allowance is an allocated portion of the total allowance for loan losses. The Corporation has no additional amounts committed to these customers.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents by class, information related to loans modified in a TDR during the three month period ended:

	September 30, 2012			September 30, 2011
(000s omitted)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial real estate	2	$1,570	$1,570	1	$808	$808
Residential real estate	0	0	0	1	204	204
Consumer loans	0	0	0	2	135	135

Total	2	$1,570	$1,570	4	$1,147	$1,147

The following presents by class, information related to loans modified in a TDR during the nine month period ended:

	September 30, 2012			September 30, 2011
(000s omitted)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	0	$0	$0	4	$1,016	$1,016
Commercial real estate	10	5,321	5,321	9	3,025	3,025
Residential real estate	2	189	189	1	204	204
Consumer loans	2	95	95	4	779	779

Total	14	$5,605	$5,605	18	$5,024	$5,024

The following presents information on TDRs for which there was a payment default during the three month period ended September 30, 2012 (i.e. 30 days or more past due following a modification) that had been modified during the 12-month period prior to the default.

	September 30, 2012		September 30, 2011
(000s omitted)	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Commercial real estate	0	$0	2	$219

Total	0	$0	2	$219

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

The following presents information on TDRs for which there was a payment default during the nine month period ended September 30, 2012 and 2011 (i.e. 30 days or more past due following a modification) that had been modified during the 12-month period prior to the default.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

	September 30, 2012		September 30, 2011
(000s omitted)	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Commercial	3	$747	0	$0
Commercial real estate	10	3,162	2	219
Installment loan	1	5	0	0

Total	14	$3,914	2	$219

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

Based on the Corporation’s historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs are analyzed in the same manner as other impaired loans within their respective loan segment.

The following presents by portfolio loan class, the type of modification made in a TDR from July 1 through September 30, 2012 and 2011:

	Loans modified through reduction of interest rate
	September 30, 2012		September 30, 2011
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial real estate	1	$1,345	0	$0
Residential real estate	0	0	1	204
Installment loan	0	0	1	128

Total	1	$1,345	2	$332

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Loans modified through extension of term
	September 30, 2012		September 30, 2011
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial real estate	1	$224	1	$808
Residential real estate	0	0	0	0
Installment loan	0	0	1	7

Total	1	$224	2	$815

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents by portfolio loan class, the type of modification made in a TDR from January 1, through September 30, 2012 and 2011:

	Loans modified through reduction of interest rate
	September 30, 2012		September 30, 2011
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial real estate	5	$2,962	1	$238
Residential real estate	1	102	1	204
Installment loan	1	37	3	773

Total	7	$3,101	5	$1,215

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Loans modified through extension of term
	September 30, 2012		September 30, 2011
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial	0	$0	3	$970
Commercial real estate	5	2,360	7	2,781
Residential real estate	1	87	0	0
Installment loan	1	58	1	7

Total	7	$2,505	11	$3,758

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Loans modified through change in payment terms
	September 30, 2012		September 30, 2011
(000s omitted)	Number of Loans	Recorded Investment (as of period end) (1)	Number of Loans	Recorded Investment (as of period end) (1)
Commercial	0	$0	1	$45
Commercial real estate	0	0	1	6

Total	0	$0	2	$51

(2)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date, if any. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

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

Based on the most recent analysis performed, the recorded investment by risk category of loans by class of loans is as follows:

(000s omitted) September 30, 2012	Prime	Pass	Watch	Substandard	Total
Commercial	$6,841	$28,830	$1,627	$1,739	$39,037
Commercial real estate	877	80,873	11,092	13,169	106,011

Total	$7,718	$109,703	$12,719	$14,908	$145,048

(000s omitted) December 31, 2011	Prime	Pass	Watch	Substandard	Total
Commercial	$3,411	$25,006	$1,850	$3,832	$34,099
Commercial real estate:	0	79,909	14,583	24,833	119,325

Total	$3,411	$104,915	$16,433	$28,665	$153,424

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

(000s omitted) September 30, 2012	Home Equity	Installment	Residential Real Estate	Total
Performing	$17,880	$5,108	$27,690	$50,678
Non-performing	347	57	1,143	1,547

Total	$18,227	$5,165	$28,833	$52,225

(000s omitted) December 31, 2011	Home Equity	Installment	Residential Real Estate	Total
Performing	$19,162	$6,317	$26,060	$51,539
Non-performing	494	133	844	1,471

Total	$19,656	$6,450	$26,904	$53,010

NOTE 4 – FAIR VALUE

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

NOTE 4 – FAIR VALUE (continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(000s omitted) September 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Government and federal agency	$5,029	$0	$5,029	$0
State and local municipalities	450	0	450	0
Mortgage-backed residential	12,720	0	12,720	0
Collateralized mortgage obligations-agencies	26,617	0	26,617	0
Collateralized mortgage obligations-private label	1,581	0	1,581	0
Equity securities	2,062	0	1,064	998

	$48,459	$0	$47,461	$998

	Fair Value Measurements Using
(000s omitted) December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
US Government and federal agency	$6,165	$0	$6,165	$0
Mortgage-backed residential	15,922	0	15,922	0
Collateralized mortgage obligations-agencies	31,454	0	31,454	0
Collateralized mortgage obligations-private label	3,023	0	3,023	0
Equity securities	2,123	0	1,051	1,072

	$58,687	$0	$57,615	$1,072

The table below presents a reconciliation including the respective income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(000s omitted)	Equity Securities
	2012	2011
Beginning balance, January 1,	$1,072	$1,147
Included in other comprehensive income (loss)	(74)	(36)

Ending balance, September 30,	$998	$1,111

(000s omitted)	Equity Securities
	2012	2011
Beginning balance, July 1,	$949	$1,142
Included in other comprehensive income (loss)	49	(31)

Ending balance, September 30,	$998	$1,111

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

NOTE 4 – FAIR VALUE (continued)

(000s omitted) At September 30, 2012	Total	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial	$388	$388
Commercial real estate	3,389	3,389
Residential real estate	896	896
Installment	12	12
Home equity	20	20

Total impaired loans	$4,705	$4,705

Other real estate owned
Commercial real estate	$951	$951

Total other real estate owned	$951	$951

(000s omitted) At December 31, 2011	Total	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial	$997	$997
Commercial real estate	8,526	8,526
Residential real estate	474	474
Installment	55	55
Home equity	102	102

Total impaired loans	$10,154	$10,154

Other real estate owned
Commercial real estate	$301	$301

Total other real estate owned	$301	$301

NOTE 4 – FAIR VALUE (continued)

The following represent impairment charges recognized during the period:

At September 30, 2012, impaired loans, which were measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $6,317,000 with a valuation allowance of $1,612,000. This is compared to December 31, 2011 when the principal amount of impaired loans was $13,868,000 with a valuation allowance of $3,714,000.

Other real estate owned which is measured at the lower of carrying value or fair value less costs to sell, had a net carrying amount of $2,704,000, of which $951,000 was at fair value, which resulted from write downs totaling $85,000 during the third quarter of 2012. At December 31, 2011, other real estate owned had a net carrying amount of $1,949,000, of which $301,000 was at fair value, which resulted from write downs totaling $24,000.

Quantitative information about Level 3 fair value measurements is as follows:

	Fair Value at September 30, 2012	Valuation Technique(s)	Unobservable Input	Weighted Average
Equity Securities (1)	$998	Market Average	Price to book multiple of peer group	64.94%
Impaired Loans	4,705
		Appraisal Value- Real estate	Discount applied to appraisal	6.40%
		Appraisal Value- Accounts receivable	Discount applied to appraisal	94.78%
		Appraisal Value- Vehicles/equipment	Discount applied to appraisal	78.42%
Other real estate	951	Appraisal Value	Discount applied to appraisal	0%

Total level 3 assets	$6,654

(1)	Reasonable modifications made to the price to book multiple are not expected to have a significant impact on the value of the securities.

The estimated fair values of financial instruments that are not reported at fair value in their entirety in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	September 30, 2012		December 31, 2011
(000s omitted)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1 inputs:
Cash and cash equivalents	$42,768	$42,768	$18,634	$18,634
FHLB Stock	661	NA	661	NA
Accrued interest receivable	1,238	1,238	1,039	1,039

Level 2 inputs:
Securities - held to maturity	2,692	2,762	2,963	3,053
Loans held for sale	939	939	123	123
Performing loans	192,016	201,070	195,612	203,656

Level 3 inputs:
Impaired loans	4,705	4,705	10,154	10,154

Liabilities:
Level 1 inputs:
Deposits-non-maturing	$201,977	$201,977	$180,098	$180,098
Accrued interest payable	1,823	1,823	1,572	1,572

Level 2 inputs:
Deposits-with stated maturity	70,402	71,142	85,783	85,563
FHLB advance	891	1,086	923	1,142
Subordinated debentures	14,000	13,738	14,000	13,751

NOTE 4 – FAIR VALUE (continued)

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

NOTE 4 – FAIR VALUE (continued)

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

NOTE 5 – INCOME TAXES

The provision (benefit) for federal income taxes is computed by applying the statutory federal income tax rate to income (loss) before income taxes as reported in the consolidated financial statements after deducting non-taxable items, principally income on bank-owned life insurance, and deducting credits related to certain investments.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Corporation at September 30, 2012 and December 31, 2011. The Corporation’s evaluation of taxable events, losses in recent years and the continuing struggles of the Michigan economy led management to conclude that it was more likely than not that the benefit would not be realized. As a result, the Corporation maintained a full valuation allowance at September 30, 2012 and December 31, 2011.

An income tax benefit associated with continuing operations in the amount of $124,000 and $222,000 was recorded for the nine month periods ending September 30, 2012 and 2011, respectively. In 2011, the benefit recorded considered the results of current period adjustments to other comprehensive income and discontinued operations. Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances when there is a pre-tax loss from continuing operations and income from other categories such as other comprehensive income or discontinued operations. In such case, pre-tax income from other categories is included in the tax expense (benefit) calculation for the current period. For the year to date period the income tax benefit was related to the reversal of excess taxes accrued during the fourth quarter of 2011 in relation to estimates of a tax audit.

There were no unrecognized tax benefits at September 30, 2012 or December 31, 2011, and the Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Corporation and its subsidiaries are subject to U.S federal income taxes as well as income tax of the state of Michigan. The Corporation is no longer subject to examination by taxing authorities for years before 2009.

NOTE 6 – EARNINGS PER COMMON SHARE

The factors in the earnings per share computation follow:

(000s omitted except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic
Net (loss) income	$1,403	$(699)	$811	$(632)

Weighted average common shares outstanding	2,425,280	2,349,252	2,406,118	2,326,674

Basic (loss) income per common share	$0.58	$(0.30)	$0.34	$(0.27)

Diluted
Net (loss) income	$1,403	$(699)	$811	$(632)

Weighted average common shares outstanding for basic earnings per common share	2,425,280	2,349,252	2,406,118	2,326,674
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Average shares and dilutive potential common shares	2,425,280	2,349,252	2,406,118	2,326,674

Diluted income per common share	$0.58	$(0.30)	$0.34	$(0.27)

The factors in the earnings per share of continuing operations follow:

	Three Months Ended		Nine Months Ended
(000s omitted except share and per share data)	September 30,		September 30,
	2012	2011	2012	2011
Basic
Net loss of continuing operations	$1,403	$(699)	$811	$(1,106)

Weighted average common shares outstanding	2,425,280	2,349,252	2,406,118	2,326,674

Basic loss per common share from continuing operations	$0.58	$(0.30)	$0.34	$(0.48)

Diluted
Net loss of continuing operations	$1,403	$(699)	$811	$(1,106)

Weighted average common shares outstanding for basic earnings per common share	2,425,280	2,349,252	2,406,118	2,326,674
Add: Dilutive effects of assumed exercises of stock options	0	0	0	0

Average shares and dilutive potential common shares	2,425,280	2,349,252	2,406,118	2,326,674

Diluted loss per common share from continuing operations	$0.58	$(0.30)	$0.34	$(0.48)

Stock options of 11,116 and 13,907 shares of common stock outstanding at September 30, 2012 and September 30, 2011, respectively were not considered in computing diluted earnings per common share for 2012 and 2011, because they were anti-dilutive.

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

As of July 1, 2011, due to a change in management’s intent, the remaining balances of the assets described above and previously classified as discontinued operations were reclassified to continuing operations; therefore there are no assets or liabilities presented at December 31, 2011 or September 30, 2012. Corresponding amounts also were reclassified for all periods presented.

A condensed statement of income of discontinued operations is presented for the nine months ended September 30, 2011. Due to the sale of West Michigan Community Bank at January 31, 2011, only one month of income and expense is presented for West Michigan Community Bank.

CONDENSED STATEMENT OF INCOME OF DISCONTINUED OPERATIONS

(000s omitted)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Assumed Loans and Other Real Estate	Total	Assumed Loans and Other Real Estate	WMCB	Total
Interest income	$(00)	$(00)	$(00)	$515	$515
Interest expense	0	0	0	129	129

Net interest income	(00)	(00)	(00)	386	386
Provision for loan losses	0	0	0	(50)	(50)

Net interest income (loss) after provision for loan losses	(00)	(00)	(00)	436	436

Non-interest income	00	00	00	121	121
Non-interest expense	000	000	82	415	497

Income (loss) before federal income tax	(000)	(000)	(82)	142	60

Federal income tax (benefit) expense	0	0	0	57	57
Gain on sale of subsidiary	0	0	0	469	469

Net income (loss)	$(000)	$(000)	$(82)	$554	$472

In connection with the sale of West Michigan Community Bank, the Corporation recognized a gross gain of $711,000. Net of tax the net gain amounted to $469,000.

NOTE 9 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2012 and December 31, 2011, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

In January 2010, The State Bank entered into a Consent Order with federal and state banking regulators containing provisions to foster improvement in The State Bank’s earnings, reduce nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At September 30, 2012, The State Bank had a Tier 1 capital to average assets ratio of 8.5% and a total capital to risk-weighted assets ratio of 13.2%.

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

NOTE 9 – REGULATORY MATTERS (continued)

The Corporation’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.

(000s omitted)	Actual		For Capital Adequacy Purposes		Regulatory Agreement Requirements
As of September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
The State Bank	28,233	13.0%	17,321	8.0%	25,981	12.0%

Tier 1 Capital
(to Risk Weighted Assets)
The State Bank	25,483	11.8	8,660	4.0	NA	NA

Tier 1 Capital
(to Average Assets)
The State Bank	25,483	8.5	11,949	4.0	23,899	8.0

(000s omitted)	Actual		For Capital Adequacy Purposes		Regulatory Agreement Requirements
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
The State Bank	$ 26,448	12.3	$17,166	8.0	$25,749	12.0%

Tier 1 Capital
(to Risk Weighted Assets)
The State Bank	23,700	11.0	8,583	4.0	NA	NA

Tier 1 Capital
(to Average Assets)
The State Bank	23,700	8.1	11,654	4.0	23,307	8.0

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

Results of Operations

As indicated in the statement of operations, results from continuing operations for the first nine months ended September 30, 2012 was net income of $811,000 compared to a loss of $1,106,000 for the same period in 2011. Net interest income in the third quarter of 2012 was $79,000 above net interest income for the same quarter in 2011. The third quarter of 2012 provision for loan losses decreased $1,867,000 compared to the third quarter of 2011. Management feels the allowance for loan losses is appropriate and such allowance has decreased $1,897,000 when comparing the balance as of September 30, 2012 to the balance as of December 31, 2011. Non interest income for the third quarter of 2012 was $262,000 below non interest income for the same quarter in 2011. Non interest expense for the third quarter of 2012 was $273,000 lower than for the same quarter in 2011. These variances from period to period are detailed over the next several pages.

The banking industry uses standard performance indicators to help evaluate a banking institution’s performance. Return on average assets is one of these indicators. For the nine months ended September 30, 2012, the Corporation’s return on average assets from continuing operations (annualized) was 0.36% compared to (0.40%) for the same period in 2011. For the nine months ended September 30, 2012, the Corporation’s return on average equity from continuing operations (annualized) was 7.04% compared to (9.29%) for the same period in 2011. The year to date net income per share from continuing operations, basic and diluted, was $0.34 in the third quarter of 2012 compared to a ($0.48) net loss per share, basic and diluted, for the same period in 2011.

Net Interest Income

Net interest income and average balances and yields on major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2012 and 2011 are summarized in Table 2.

Table 1 below displays the effects of changing rates and volumes on our net interest income for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. The information displayed is with respect to the effects on interest income and interest expense attributable to changes in volume and rate.

As indicated in Table 1, during the nine months ended September 30, 2012, net interest income increased slightly compared to the same period in 2011. Both the loan rates and volumes decreased relative to the same period last year. The rate decrease is due primarily to the repricing of fixed rate loans to current market rates as they renew along with new volume of loans being booked at current rates which are lower than rates for the same periods in prior years. These changes resulted in a decrease in loan yield when comparing September 30, 2012 to September 30, 2011. Mitigating the decrease in interest income, deposit rates and volumes decreased year over year. The deposit interest rate reduction was achieved by a reduction of offering rates on time deposits, which assisted in discouraging high rate instruments from renewing, with some funds exiting, thus reducing interest bearing liability costs. In addition, a shift of deposits from interest bearing to non-interest bearing assisted in improving the net interest margin.

Table 1

	NINE MONTHS ENDED SEPTEMBER 30,
	2012 COMPARED TO 2011
	INCREASE (DECREASE)
(000s omitted)	DUE TO
		YIELD/
	VOLUME	RATE	TOTAL
Short term investment	$(4)	$(4)	$(8)
Taxable securities	61	(162)	(101)
Tax-exempt securities (1)	(36)	3	(33)
Total loans (1)	(480)	(129)	(609)

Total earning assets	(459)	(292)	(751)

Money market savings	(2)	(5)	(7)
Savings	1	(2)	(1)
Retail time deposits	(111)	(98)	(209)
Brokered time deposits	(439)	(57)	(496)
Advance from FHLB	(48)	34	(14)
Trust preferred securities	0	(45)	(45)

Total interest bearing liabilities	(599)	(173)	(772)

Net Interest Income	$140	$(119)	$21

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

As indicated in Table 2, for the nine months ended September 30, 2012, the Corporation’s net interest margin as a percentage of average assets (with consideration of full tax equivalency) was 3.98% compared with 3.83% for the same period in 2011. The increase in net interest margin is the result of the downward re-pricing on interest bearing assets which was offset by the decreases in rates paid on interest bearing liabilities when comparing the nine month period ended September 30, 2012 to the nine month period ended September 30, 2011.

Average earning assets decreased 7.7% or $21,731,000 comparing the first nine months of 2012 to the same time period in 2011. Loans, the highest yielding component of earning assets, represented 77.4% of earning assets in 2012 compared to 75.4% in 2011. Average interest bearing liabilities decreased 10.5% or $24,966,000 comparing the first nine months of 2012 to the same time period in 2011.

Management reviews economic forecasts and statistics on a monthly basis. Accordingly, the Corporation will continue to strategically manage the balance sheet structure in an effort to optimize net interest income. The Corporation expects to continue to selectively seek out new loan opportunities while continuing to maintain sound credit quality.

Management continually monitors the Corporation’s balance sheet in an effort to insulate net interest income from significant swings caused by interest rate volatility. If market rates change, corresponding changes in funding costs will be considered to avoid the potential negative impact on net interest income. The Corporation’s policies in this regard are further discussed in the section titled “Interest Rate Sensitivity Management.”

Table 2 Average Balance and Rates

	NINE MONTHS ENDED SEPTEMBER 30,
	2012			2011
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Short term investment	$0	$22	0.00%	$12,364	$30	0.32%
Securities:
U.S. Treasury and government Agencies	55,881	905	2.16%	52,918	$1,006	2.53%
State and Political (1)	2,828	86	6.24%	3,997	119	6.11%

Total Securities	58,709	991	2.36%	56,915	1,125	2.79%
Loans:
Commercial	148,000	6,223	5.62%	162,782	6,769	5.59%
Consumer	24,800	1,034	5.55%	28,642	1,206	5.63%
Mortgage	28,441	999	4.68%	20,978	890	5.67%

Total loans	201,241	8,256	5.48%	212,402	8,865	5.60%

TOTAL EARNING ASSETS	259,950	9,269	4.77%	281,681	10,020	4.99%

Cash and cash equivalents	27,526			22,540
Investment security fair value adjustment	249			60
Bank premises and equipment	10,235			10,748
Bank owned life insurance	5,979			5,998
Other real estate	2,711			4,401
Allowance for loan loss	(7,606)			(9,797)
Other non-earning assets	2,194			4,529

TOTAL ASSETS	301,238			320,160

LIABILITIES & STOCKHOLDERS’ EQUITY:
Deposits:
Interest Bearing – DDA	$2,735	$2	0.10%	$2,606	$2	0.10%
Money market savings	46,462	40	0.11%	48,059	47	0.13%
Savings	71,162	48	0.09%	69,903	49	0.09%
Retail time deposits	65,803	791	1.60%	74,671	1000	1.79%
Brokered time deposits	11,933	351	3.92%	26,826	847	4.22%

Total interest bearing deposits	198,095	1,232	0.83%	222,065	1,945	1.17%
Borrowings
Advances from FHLB of Indianapolis	907	50	7.34%	1,467	64	5.83%
Trust preferred securities	14,000	269	2.56%	14,000	314	3.00%
Other borrowings	0	0	0.00%	437	0	0.00%

Total Borrowings	14,907	319	2.85%	15,904	378	3.18%

INTEREST BEARING LIABILITIES	$213,002	1,551	0.97%	$237,969	2,323	1.37%

Non-interest bearing deposits	70,038			62,453
Other non-rate bearing liabilities	3,367			3,292
Stockholders’ equity	14,831			16,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,238			$320,160

Net Interest Rate Spread		$7,718	3.80%		$7,697	3.61%
Net Interest Income /Margin			3.98%			3.83%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

Table 3 Average Balance and Rates

	THREE MONTHS ENDED SEPTEMBER 30,
	2012			2011
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
(000s omitted)(Annualized)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
ASSETS
Short term investment	$0	$3	0.00%	$5,000	$8	0.63%
Securities:
U.S. Treasury and government Agencies	52,602	251	1.91%	58,627	$354	2.42%
State and Political (1)	2,719	27	6.11%	3,459	32	5.69%

Total Securities	55,321	278	2.12%	62,086	386	2.60%
Loans:
Commercial	149,848	2,153	5.72%	154,641	1,845	4.76%
Consumer	23,786	331	5.52%	26,693	344	5.11%
Mortgage	29,539	328	4.41%	21,844	282	5.12%

Total loans	203,173	2,812	5.51%	203,178	2,471	4.84%

TOTAL EARNING ASSETS	$258,494	$3,093	4.77%	$270,264	$2,865	4.88%

Cash and cash equivalents	29,704			22,901
Investment security fair value adjustment	312			419
Bank premises and equipment	10,338			10,290
Bank owned life insurance	6,021			5,883
Other real estate	2,848			2,420
Allowance for loan loss	(7,422)			(9,011)
Other non-earning assets	2,114			3,022

TOTAL ASSETS	$302,409			$306,188

LIABILITIES & STOCKHOLDERS’ EQUITY:
Deposits:
Interest Bearing – DDA	$2,803	$1	0.14%	$2,428	$1	0.16%
Money market savings	49,427	14	0.11%	45,201	13	0.11%
Savings	73,562	17	0.09%	70,206	17	0.10%
Retail time deposits	62,614	227	1.44%	67,218	251	1.48%
Brokered time deposits	8,055	78	3.84%	21,084	178	3.35%

Total interest bearing deposits	196,461	337	0.68%	206,137	460	0.89%
Borrowings
Advances from FHLB of Indianapolis	891	17	7.57%	923	17	7.31%
Trust preferred securities	14,000	37	1.05%	14,000	96	2.72%
Other borrowings	0	0	0.00%	382	0	0.00%

Total Borrowings	14,891	54	1.44%	15,305	113	2.93%

INTEREST BEARING LIABILITIES	$211,352	391	0.73%	$221,442	573	1.25%

Non-interest bearing deposits	72,747			64,927
Other non-rate bearing liabilities	3,382			3,190
Stockholders’ equity	14,928			16,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,409			$306,188

Net Interest Rate Spread		$2,702	4.04%		$2,292	3.64%
Net Interest Income /Margin			4.17%			3.86%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

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

The allowance for loan losses reflects management’s judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. The Corporation’s methodology in determining the appropriateness of the allowance is based on ongoing quarterly assessments and relies on several key elements, which include specific allowances for identified problem loans and a formula-based risk-allocated allowance for the remainder of the portfolio. This includes a review of individual loans, size, and composition of the loan portfolio, historical loss experience, current economic conditions, financial condition of borrowers, the level and composition of non-performing loans, portfolio trends, estimated net charge-offs and other pertinent factors. While management considers the allowance for loan losses to be appropriate based on information currently available, future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies, or loss rates. Although portions of the allowance have been allocated to various portfolio segments, the allowance is general in nature and is available for the portfolio in its entirety.

Various rolling periods of historical charge off experience are considered when calculating the current required level of the allowance for loan losses. This includes 4, 8, 12 and 16 quarter un-weighted periods as well as a 12 quarter rolling average with higher weight being placed on the more recent quarters. These analyses are reviewed and a range of values for the reserve is established. The amount of the allowance for loan losses specifically allocated to impaired loans decreased by $594,000 during the quarter primarily as a result of upgrades of loans and new valuations of collateral, charge offs incurred on loans for which specific allocations were previously recorded and offset by declines in certain collateral valuations.

At September 30, 2012, the allowance was $6,267,000, or 3.19% of total loans compared to $8,164,000 or 3.97%, at December 31, 2011, a decrease of $1,897,000 during the first nine months of 2012. Non-performing loan levels, discussed below, decreased during the period while net charge-offs decreased to $1,989,000 during the first nine months of 2012 compared to $4,647,000 during the first nine months of 2011. A majority of the charge-offs relate to loans for which specific allocations were recorded at December 31, 2011.

Table 4 below summarizes loan losses and recoveries for the first nine months of 2012 and 2011. During the first nine months of 2012, the Corporation experienced net charge-offs of $1,989,000 or 1.01% of gross loans compared with net charge-offs of $4,647,000 or 2.26% of gross loans in the first nine months of 2011. The provision for loan loss was $92,000 in the first nine months of 2012 and $2,542,000 for the same time period in 2011. The large decline in the required reserve and resulting provision for loan loss can primarily be traced to two factors arising during the quarter. The first would be influenced by the satisfactory resolution of an individual impaired credit during the quarter. The Corporation received all of it’s principal (including $500,000 that had previously been charged-off) as well as a portion of the lost interest. This individual transaction (along with a small number of other meaningful recoveries) helped to create a net recovery quarter. These recoveries bolstered the amount held in the loan loss reserve as well as decreasing the historical loss rate for those types of loans. The second factor allowing for a decrease in the loan loss reserve would be a shifting mix of loans, primarily in the commercial real estate portfolio.

There are six subcategories within the commercial real estate portfolio for which the historical losses are evaluated. The current historical loss rates range from a low of 0% to a high of 21%. During the quarter there was a large unimpaired credit that moved out of the portfolio with the 21% reserve as a result of a payoff, thereby significantly decreasing the required reserve in the commercial real estate portfolio. We are also beginning to see real estate values in our primary markets stabilize, which should provide a more stable basis for our collateral based loan valuations. Likewise, the economy in our primary markets also seems to be stabilizing, albeit at lower levels than historically experienced.

Table 4 Analysis of the Allowance for Loan Losses

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Balance January 1, 2012
Allowance for loan losses	$892	$5,993	$501	$214	$475	$89	$8,164
Provision for loan losses	375	(1,059)	351	(69)	38	456	92
Loans charged off	(777)	(1,547)	(393)	(23)	(249)	0	(2,989)
Loan recoveries	54	912	2	14	18	0	1,000

Balance September 30, 2012	$544	$4,299	$461	$136	$282	$545	$6,267

Net charge offs to gross loans	1.86%	0.60%	1.36%	0.17%	1.27%		1.01%

(000s omitted)	Commercial	Commercial Real Estate	Residential Real Estate	Installment Loans	Home Equity	Unallocated	Total
Balance January 1, 2011
Allowance for loan losses	$871	$9,155	$411	$233	$508	$46	$11,224
Provision for loan losses	117	1,769	193	502	(69)	30	2,542
Loans charged off	(203)	(4,517)	(19)	(112)	(118)	0	(4,969)
Loan recoveries	27	244	3	30	18	0	322

Balance September 30, 2011	$812	$6,651	$588	$653	$339	$76	$9,119

Net charge offs to gross loans	0.33%	4.13%	0.07%	0.68%	0.69%		2.26%

Non-Interest Income

Non-interest income decreased during the three months ended September 30, 2012 as compared to the same period in 2011. Overall non-interest income was $1,328,000 for the three months ended September 30, 2012 compared to $1,590,000 for the same period in 2011. This represents a decrease of 16.5%. On a year to date basis, non-interest income at September 30, 2012 was $3,642,000 compared with $4,102,000 at September 30, 2011; a decrease of 11.2%.

Service charges on deposit accounts are approximately 19.9% of non-interest income for the three months ended September 30, 2012, compared to 20.1% during the same period last year. These fees were $264,000 in the third quarter of 2012, compared to $319,000 for the same period of 2011. This represents a decrease of 17.2% from year to year in NSF charges collected. On a year to date basis, service charges on deposit accounts, decreased 15.7% to $762,000 at September 30, 2012.

Trust, investment and financial planning services income increased $122,000 or 54.5% in the third quarter of 2012 compared to the same period in the prior year. The increase is attributable to a large increase in annuities due to the liquidation of General Motors pensions. On a year to date basis, trust and wealth management income has increased 15.6% compared to 2011.

Gain on the sale of mortgage loans originated by the Banks and sold into the secondary market increased by $107,000 or 110.3% to $204,000 in the third quarter of 2012 compared to $97,000 for the same period in 2011. This was due to continued low market rates, which resulted in an increase in loans sold into the secondary market. Management believes for the remainder of 2012, mortgage income will be relatively flat with the same period in the prior year as the rate environment remains static. On a year to date basis, the gain on the sale of mortgage loans has increased 193.3% when compared to the first nine months of 2011. The Corporation sells the majority of the mortgage loans originated in the secondary market on a servicing released basis.

Other operating income decreased by $203,000 or 33.8% in the third quarter of 2012 compared to the same time period in 2011. The decreases consist of decreased interchange income from debit cards, a decrease in gain on sale of real estate owned, and decreases in charges related to providing support services to other banks. On a year to date basis, other operating income decreased $591,000 or 31.0%. The reduction was mainly due to decreases in charges related to providing support services to other banks. This was partially offset by increases in debit card income.

Non-Interest Expense

Total non-interest expense decreased 7.3% to $3,480,000 in the three months ended September 30, 2012, compared with $3,753,000 in the same period of 2011. The majority of the decrease related to salaries and benefits. Non-loan related legal fees also declined relative to the third quarter of 2011. These decreases were partially offset by modest increases in furniture and equipment, and loans and collection expenses. For the nine month period ended September 30, 2012, total non-interest expense decreased $4,000. The decrease was composed mainly of decreases in salaries and benefit and loan collection expenses offset by increases in other operating expenses.

Salary and benefit costs, the Corporation’s largest non-interest expense category, were $1,544,000 in the third quarter of 2012, compared with $1,789,000, for a decrease of $245,000 or 13.7%, over the same time period in 2011. For the nine months ended September 30, 2012, salary and benefit costs were $4,875,000, compared with $5,084,000 for the same time period in 2011, a decrease of 4.1% or $209,000. The majority of this decrease was due to accruals for the early retirement of an executive in the prior year period.

Occupancy expenses, at $277,000, were reduced in the three months ended September 30, 2012 compared to the same period in 2011 with a decrease of $12,000 or 4.2%. Decreases of occupancy expenses were in property insurance, depreciation, utility costs and reductions in building repairs and maintenance, mostly associated with the sale of a bank facility and consolidation of operations offset by a slight increase in property taxes. For the nine month period ended September 30, 2012, occupancy expenses were $811,000, compared to $848,000 for the same time period in 2011. This represents a decrease of 4.4%. For the nine month period ended September 30, 2012, the decrease in occupancy expenses is related to reductions in all areas with the exception of property tax expenses which have increased approximately 24.8% over the same period last year.

During the three months ended September 30, 2012, furniture and equipment expenses were $267,000 compared to $237,000 for the same period in 2011, an increase of 12.7%. The increase was due primarily to increases in maintenance contracts related to computer hardware and software. For the nine month period ended September 30, 2012, furniture and equipment expenses were $794,000 compared to $806,000 for the same period in 2011. This represents a decrease of 14.9% for the nine month period comparison and is mainly related to decreases in rental expenses, partially offset by increases in maintenance contract costs.

Loan and collection expenses, at $412,000, were up $19,000 or 4.8% during the three months ended September 30, 2012 compared to the same time period in 2011. The increase was largely related to aggressive management of problem assets and other real estate, partially offset by reduced writedowns on other real estate owned. For the nine month period ended September 30, 2012, loan and collection expenses totaled $732,000 compared to $826,000 for the same period in 2011. This represents a decrease of 11.4%. The decrease during the nine month period was related to decreases in other real estate owned expenses.

Advertising expenses increased $5,000 for the three months ended September 30, 2012 compared to the same period in 2011. For the three months ended September 30, 2012, advertising expenses were $41,000 compared to $36,000 for the same period in 2011. The Corporation has resumed advertising campaigns with the goal of attracting new customers for lending and deposit products, while also strengthening our presence in local communities through sponsorship of community events. For the nine month period ended September 30, 2012, advertising expenses totaled $119,000, compared to $99,000 for the same time in 2011. This is an increase of 20.2%.

Other operating expenses were $939,000 in the three months ended September 30, 2012 compared to $1,009,000 in the same time period in 2011, a decrease of $70,000 or 6.9%. The largest declines were seen in FDIC assessment accruals, non-loan related legal costs, though these decreases were offset partially by costs related to robberies occurring during the quarter. In the nine months ended September 30, 2012, other operating expenses, from continued operations, were $3,250,000 compared to $2,922,000 in the same time period in 2011, an increase of $328,000 or 11.2%. Increases year over year include increases in FDIC assessments, a single cashier’s check loss of $271,000 and costs related to robberies occurring during the third quarter. These increases were partially offset by a decrease in legal expenses year over year.

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

The Corporation’s total assets were $306,501,000 at September 30, 2012 compared to total assets of $298,861,000 at December 31, 2011. Loans comprised 64.2% of total assets at September 30, 2012 compared to 68.9% at December 31, 2011. Loans decreased $9,105,000 during the first nine months of 2012. During the second quarter of 2012, the Bank purchased $10,500,000 of loans secured by ground leases with national tenants from an outside institution. The purchase is anticipated to enhance interest income in the loan portfolio.

Bank premises and equipment increased $68,000 to $10,270,000 at September 30, 2012 compared to $10,202,000 at December 31, 2011. The increase was the result of the purchase of a new mainframe and of software licenses to support technological initiatives.

Other assets decreased $728,000 when comparing September 30, 2012 to December 31, 2011. The decrease is mainly attributable to a decrease in repossessed assets, interest receivable and prepaid expenses.

On the liability side of the balance sheet, the ratio of non-interest bearing deposits to total deposits was 25.8% at September 30, 2012 and 23.6% at December 31, 2011. Interest bearing deposit liabilities totaled $202,086,000 at September 30, 2012 compared to $203,168,000 at December 31, 2011. Total deposits increased $6,498,000 with non-interest bearing demand deposits increasing $7,580,000 and interest bearing deposits decreasing $1,082,000. FHLB advances decreased $32,000 when comparing the two periods. Other liabilities decreased $22,000 from December 31, 2011 to September 30, 2012.

Non-Performing Assets

Non-performing assets include loans on which interest accruals have ceased, loans past due 90 days or more and still accruing, loans that have been renegotiated, and real estate acquired through foreclosure or deed-in-lieu of foreclosure. Table 5 reflects the levels of these assets at September 30, 2012 and December 31, 2011.

Total non-performing assets decreased $5,571,000 at September 30, 2012 as compared to December 31, 2011. Total non-performing loans decreased by $10,564,000 at September 30, 2012 as compared to December 31, 2011. Loans past due over 90 days and still accruing interest decreased $488,000 during the first nine months of 2012. Non-accrual loans decreased $10,076,000 when comparing September 30, 2012 to December 31, 2011. Included in non-accrual loans are $4,097,000 and $8,128,000 of modified loans which have not been returned to accrual status at September 30, 2012 and December 31, 2011, respectively.

Modified loans presented in Table 5 are comprised of loans which have performed since modification and have been returned to accrual status. Modified loans increased $3,789,000 to $10,666,000 at September 30, 2011 compared to $6,877,000 at December 31, 2011. Modified loans are loans for which concessions have been granted to the borrower based on their individual financial situation. These concessions may include modifications to the interest rate, term of the loan or forgiveness of principal or interest.

Other non-performing assets increased $1,204,000 in the third quarter of 2012. Other Real Estate owned totaled $2,704,000 at September 30, 2012 compared to $1,949,000 at December 31, 2011. Other Real Estate in Redemption increased to $672,000 from $223,000 at December 31, 2011. The Other Real Estate Owned in Redemption balance is comprised of two commercial and one residential property.

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

Table 5 - Non-Performing Assets and Past Due Loans

	September 30,	December 31,
(000s omitted)	2012	2011
Non-Performing Loans:
Loans past due 90 days or more & still accruing	$0	$488
Non-accrual loans	7,021	17,097

Total non-performing loans	7,021	17,585

Modified loans	10,666	6,877

Total modified loans	10,666	6,877

Other non-performing assets:
Other real estate	2,704	1,949
Other real estate owned in redemption	672	223

Total other non-performing assets	3,376	2,172

Total Non-Performing assets	$21,063	$26,634

Non-performing loans as a % of total loans	3.57%	8.55%

Non-performing assets as a % of total loans and other real estate	10.57%	12.82%
Allowance for loan losses as a % of non-performing loans	89.26%	46.43%
Accruing loans past due 90 days or more to total loans	0.00%	0.24%
Non-performing assets as a % of total assets	6.87%	8.91%

While total non performing assets decreased from December 31, 2011 to September 30, 2012, the ratio of non-performing loans to the allowance for loan losses increased. This is largely due to the improvement in credit quality resulting in a lower required allowance for loan losses and a lag in the time between the higher charge-off historical quarters being replaced with current experience more indicative of the current asset quality in the portfolio. The significant decline in non-performing loans was also a large contributor to the increase in this ratio. The Corporation expects that this ratio will gradually fall back to a level typically seen in past quarters.

Certain portions of the Corporation’s non-performing loans included in Table 5 are considered impaired. The Corporation measures impairment on all large balance non-accrual commercial loans. Certain large balance accruing loans rated watch or monitor are also analyzed for possible impairment. Impairment losses are believed to be appropriately covered by the allowance for loan losses.

The Corporation maintains policies and procedures to identify and monitor non-accrual loans. A loan is placed on non-accrual when there is doubt regarding collection of principal or interest, or when principal or interest is past due 90 days or more. Interest accrued but not collected is reversed against income for the current quarter when a loan is placed on non-accrual status. At September 30, 2012, there were no loans past due 90 days or more and still accruing. Management is not aware of any loans that have not been moved to non-accrual or not been reclassified to troubled debt restructures at September 30, 2012. The potential, however, remains that a borrower may become financially distressed in the future and management may place that loan into non-accrual, but this is difficult to predict.

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

Liquidity maintenance together with a solid capital base and strong earnings performance are key objectives of the Corporation. The Corporation’s liquidity is derived from a strong deposit base comprised of individual and business deposits. Deposit accounts of customers in the mature market represent a substantial portion of deposits of individuals. The Bank’s deposit base plus other funding sources (federal funds purchased, short-term borrowings, FHLB advances, other liabilities and stockholders’ equity) provided primarily all funding needs in the first nine months of 2012. While these sources of funds are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic conditions. The Corporation does not foresee any difficulty in meeting its funding requirements.

A source of liquidity that is no longer available to the Bank is brokered deposits. Brokered deposits totaled approximately $2,990,000 at September 30, 2012 and $11,015,000 at December 31, 2011. As The State Bank is considered adequately capitalized due to being under a consent order at September 30, 2012, it is precluded, under prompt corrective action guidelines, from issuing or renewing brokered deposits. The final brokered deposit matures on October 31, 2012 and is will be repaid using liquidity currently on the balance sheet.

Primary liquidity is provided through short-term investments or borrowings (including federal funds sold and purchased) while the securities portfolio provides secondary liquidity. The securities portfolio has decreased $10,499,000 since December 31, 2011 due to proceeds from sales of securities available for sale, principal paydowns in the available for sale investment portfolio along with the maturity of held to maturity investments. During the first quarter of 2012, the Corporation sold one private label security at a gross loss of $178,000. Simultaneously four additional securities were sold at a total gain of $191,000. During the third quarter of 2012, 5 agency CMO’s were sold out of the available for sale portfolio at a gain of $116,000. The Corporation has re-invested some of the funds as well as funds from the call and maturities of these securities back into the securities portfolio to increase yield and manage the asset ratios on the balance sheet. The Corporation regularly monitors liquidity to ensure adequate cash flows to cover unanticipated reductions in the availability of funding sources.

In April 2009, the Corporation, in order to maintain liquidity at the holding company, provided notice to each of The Bank of New York and Wilmington Trust Company, the trustees of the Corporation’s junior subordinated debt securities due 2033 (“Fentura Trust I”), and junior subordinated debt securities due 2035 (“Fentura Trust II”), respectively, that the Corporation was exercising its right to defer interest payments for each of the interest payment dates of June 15, 2009, as to the Fentura Trust I, and May 23, 2009, as to the Fentura Trust II to June 15, 2014 and May 23, 2014, respectively, unless the Corporation subsequently gives notice that it has elected to shorten such deferral period. The Corporation has the ability under each of the trust indentures to defer interest payments for up to twenty consecutive quarterly periods (five years), so long as the Corporation is not in default, as defined in the respective indentures. The Corporation is not in default under either of the indentures. Interest on the debt securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period. The total estimated interest that will be payable on the debt securities, at the expiration of the allowed deferral period, is approximately $2,348,000, based on current interest rates. Management believes the Corporation’s liquidity position remains stable as the operating expenses of the Corporation are stable.

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

The Corporation had cash provided by financing activities resulting primarily from the increase of deposits, which increased $10,210,000 from December 31, 2011. Cash provided by investing activities was $17,145,000 in first nine months of 2012 compared to $82,177,000 in first nine months of 2011. The change in investing activities was due primarily to the sale of a subsidiary bank during 2011, offset somewhat by reduced net purchases of securities. Additionally, increased loan paydowns were offset by the purchase of $10,531,000 in loans from an outside institution during the third quarter of 2012.

Capital Resources

Management closely monitors bank capital levels to provide for current and future business needs and to comply with regulatory requirements. Regulations prescribed under the Federal Deposit Insurance Corporation Improvement Act of 1991 have defined “well capitalized” institutions as those having total risk-based ratios, tier 1 risk-based capital ratios and tier 1 leverage ratios of at least 10%, 6%, and 5%, respectively. At September 30, 2012 the subsidiary Bank maintained adequately capitalized leverage requirements as defined by federal law; however the Bank was not in compliance with the capital requirements prescribed by the Consent Order.

Total stockholders’ equity increased 8.15% to $15,855,000 at September 30, 2012 compared with $14,660,000 at December 31, 2011. The increase was due to the net income in the first nine months of 2012, as well as increases in other comprehensive income as noted below. The Corporation’s equity to asset ratio was 5.17% at September 30, 2012 and 4.90% at December 31, 2011.

As indicated on the balance sheet at December 31, 2011, the Corporation had accumulated other comprehensive income of $23,000 compared to accumulated other comprehensive income at September 30, 2012 of $288,000. The fluctuation in the position is attributable to a combination of the fluctuation of the market price of securities held in the available for sale portfolio along with the sale of the private label CMO during the first quarter.

The information on the Corporation’s capital resources is contained on pages 45 through 48 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 is incorporated herein by reference.

Regulatory Orders

In January 2010, The State Bank entered into a Consent Order with federal and state banking regulators that contain provisions to foster improvement in The State Bank’s earnings, lower nonperforming loan levels, increase capital, and require revisions to various policies. The Consent Order requires The State Bank to maintain a Tier 1 capital to average asset ratio of a minimum of 8.0%. It also requires The State Bank to maintain a total capital to risk weighted asset ratio of 12.0%. At September 30, 2012, The State Bank had a Tier 1 capital to average assets ratio of 8.5% and a total capital to risk-weighted assets ratio of 13.2%.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at:

(000s omitted)	September 30, 2012	December 31, 2011
Commitments to make loans (at market rates)	$22,132	$5,725
Unused lines of credit and letters of credit	30,668	28,420

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained on page 70 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

Fentura Financial, Inc. faces market risk to the extent that both earnings and the fair value of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and has begun simulation modeling. For the first nine months of 2012, the results of these measurement techniques were within the Corporation’s policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation, or in how those exposures have been managed in 2012 compared to 2011.

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

An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between rate sensitive assets and rate sensitive liabilities, and is referred to as “GAP.” Table 5 sets forth the distribution of re-pricing of the Corporation’s earning assets and interest bearing liabilities as of September 30, 2012, the interest rate sensitivity GAP, as defined above, the cumulative interest rate sensitivity GAP, the interest rate sensitivity GAP ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity GAP ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may re-price in accordance with their contractual terms.

Table 6

	GAP Analysis
(000s omitted)	September 30, 2012
	Within	Three	One to	After
	Three	Months to	Five	Five
(000s omitted)	Months	One Year	Years	Years	Total
Earning Assets:
Securities	$6,138	$11,766	$18,552	$14,695	$51,151
Loans	29,763	34,078	90,614	42,213	196,668
Loans held for sale	935	0	0	0	935
FHLB stock	661	0	0	0	661

Total earning assets	$37,497	$45,844	$109,166	$56,908	$249,415

Interest bearing liabilities:
Interest bearing demand deposits	$55,500	$0	$0	$0	$55,500
Savings deposits	75,945	0	0	0	75,945
Time deposits less than $100,000	9,298	16,121	20,270	67	45,756
Time deposits greater than $100,000	5,241	8,215	11,432	0	24,888
FHLB Advances	0	35	856	0	891
Subordinated debentures	14,000	0	0	0	14,000

Total interest bearing liabilities	$159,984	$24,371	$32,558	$67	$216,980

Interest rate sensitivity GAP	($122,487)	$21,473	$76,608	$56,841	$32,435
Cumulative interest rate sensitivity GAP	($122,487)	($101,014)	$24,406	$32,435
Interest rate sensitivity GAP	0.23	0.00	3.35	849.37
Cumulative interest rate sensitivity GAP ratio	0.23	0.00	0.89	1.15

As indicated in Table 6, the short-term (one year and less) cumulative interest rate sensitivity gap is negative. Accordingly, if market interest rates increase, this negative gap position could have a short-term negative impact on interest margin. Conversely, if market rates decline this should theoretically have a short-term positive impact. However, gap analysis is limited and may not provide an accurate indication of the impact of general interest rate movements on the net interest margin since the re-pricing of various categories of assets and liabilities is subject to the Corporation’s needs, competitive pressures, and the needs of the Corporation’s customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rate indices. The Prime Rate has remained steady over the past twelve months. This steadiness allowed management to close the gap related to interest rate sensitivity. Management was able to reduce liquid interest bearing liability rates to extremely low rates, while maintaining relatively similar volumes. The Banks were also able to re-price maturing time deposits, usually in a downward fashion as longer term certificates at higher rates matured during the year. On the asset side of the balance sheet, rates on the investment portfolios remained relatively steady and the yields on loans decreased slightly. Management worked to re-price loans favorably as they renewed and were priced accordingly for risk, however overall loan yields decreased. The Corporation expects to continue to make strides in managing interest rate sensitivity, and to move to a more balanced interest rate position.

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

Fentura Financial, Inc.

Dated: November 13, 2012	/s/ Ronald L. Justice
Ronald L. Justice
President and CEO

Dated: November 13, 2012	/s/ James W. Distelrath
James W. Distelrath
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Amended and restated supplemental executive retirement plan with Daniel J. Wollschlager (Incorporated by reference from Form 8-K filed on May 2, 2010)

31.1	Certificate of the President and Chief Executive Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Fentura Financial, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.